Form 10-Q
period 2007-06-30
Cornerstone Growth & Income REIT, Inc.
filed 2007-09-19
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number   333-139704

CORNERSTONE GROWTH & INCOME REIT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-5721212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

949-852-1007

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒No

The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-139704), was declared effective August 10, 2007. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of September 4, 2007, we had 100 shares of the registrant’s common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$204,366	$201,000
Interest receivable	391	—
Total assets	$204,757	$201,000
LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S EQUITY

Liabilities	$—	$—

Minority interest	200,000	200,000

Commitments and contingencies (Note 4)

Stockholder’s equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value; 580,000,000 shares authorized; 100 shares issued and outstanding at December 31, 2006 and June 30, 2007	1	1
Additional paid-in capital	999	999
Retained earnings	3,757	—
Total stockholder’s equity	4,757	1,000
Total liabilities, minority interest and stockholder’s equity	$204,757	$201,000

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007

Revenues	$—	$—

Expenses
General and administrative	—	200
Operating income	—	—

Interest income	2,146	3,957

Net income	$2,146	$3,757

Per share amount:
Basic and diluted income allocable to common stockholder	$21.46	$37.57

Weighted average shares outstanding	100	100

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the Six Months Ended June 30, 2007

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid- In Capital	Retained Earning	Total
Balance – December 31, 2006	100	$1	$999	$—	$1,000
Net income	—	—	—	3,757	3,757
Balance – June 30, 2007	100	$1	$999	$3,757	$4,757

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,
2007
Cash flows from operating activities
Net income	$3,757
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Interest receivable	(391)
Net cash provided by operating activities	3,366

Net increase in cash and cash equivalents	3,366

Cash and cash equivalents - beginning of period	201,000

Cash and cash equivalents - end of period	$204,366

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

1.   Organization

Cornerstone Growth & Income REIT, Inc. (formerly known as Cornerstone Institutional Growth REIT, Inc.), a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc.  On May 1, 2007, our board of directors approved a change in our name to Cornerstone Growth and Income REIT, Inc. and on July 13, 2007 approved a change in our name to Cornerstone Growth & Income REIT, Inc.

Our advisor is Cornerstone Leveraged Realty Advisors, LLC (formerly known as CIPLFA Advisors, LLC), a Delaware limited liability company (the “Advisor”), formed on October 16, 2006, and an affiliate of us. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an Advisory Agreement that we will enter into prior to commencement of the Offering (defined below).

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $.01 and 20,000,000 shares of preferred stock with a par value of $.01. We will offer a minimum of 100,000 (the “Minimum Number of Shares”) and a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the distribution reinvestment plan (collectively, the “Offering”).

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of September 19, 2007, we have not received any subscriptions for shares under our Offering.

On March 8, 2007 our board of directors approved a four-for-five reverse stock split. All share information herein (including Offering shares, outstanding shares and dividend reinvestment plan shares) reflects this split.

As of June 30, 2007, we had engaged only in organizational and offering activities, and no shares had been sold in the Offering. Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, will serve as the dealer manager for the Offering. Pursuant to a dealer manager agreement that we have entered into with PCC prior to commencement of the Offering, PCC is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in investment real estate including industrial real estate located in major metropolitan markets in the United States. As of June 30, 2007, we had neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that we will invest.

Cornerstone Growth & Income Operating Partnership, L.P. (formerly known as Cornerstone Institutional Growth Operating Partnership, L.P.), a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. On November 9, 2006, the Advisor purchased a 99% limited partnership interest in the Operating Partnership for $200,000 and on November 14, 2006 we purchased a 1% general partner interest for $1,000. We expect to conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statement. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation.

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building will be depreciated over an estimated useful life of 39 years.

The purchase price will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which will be included as a component of investments in real estate, will be amortized to expense over the remaining lease term. If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense.

Acquired above and below market leases will be valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases will be amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue. We will amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value will be charged to revenue.

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss. Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of certain assumptions in the future cash flows analysis could result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Because our leases may provide for free rent, lease incentives,or rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.

Depreciation of Real Property Assets

Our management will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our assets is expected to be charged to expense on a straight-line basis over the assigned useful lives.

Organizational and Offering Costs

Our organization and offering costs are initially being paid by the Advisor on behalf of the Company.  Pursuant to the advisory agreement that we have entered into with our Advisor prior to commencement of the offering, we are required to reimburse the Advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Offering costs will be recorded as an offset to additional paid-in capital, and organization costs will be recorded as an expense at the time we become liable for the payment of these amounts.

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in the Operating Partnership and the limited rights of the limited partner, the Operating Partnership is consolidated with the Company and the limited partner interest is reflected as minority interest in the accompanying condensed consolidated balance sheet.

Income Taxes

We expect to make an election to be taxed as a Real Estate Investment Trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expect to be taxed as such beginning with our taxable year ending December 31, 2007.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June 30, 2007, we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No.107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing the net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for us on January 1, 2008. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 and SFAS No. 159 on the consolidated financial statements.

3.  Related Party Transactions

Advisory and Dealer Manager Agreements

We do not expect to have any employees.  Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We will execute an Advisory Agreement with the Advisor and a dealer manager agreement with PCC prior to the commencement of the Offering, which will entitle the Advisor and PCC to specified fees and incentives upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

Organizational and Offering Costs

Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable Offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  In the event the Minimum Number of Shares of our common stock is not sold to the public within one year from the date the Offering commences, we will terminate the Offering and will have no obligation to reimburse the Advisor for any organization and offering costs.  Pursuant to the terms of the Advisory Agreement, in no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of June 30, 2007 and December 31, 2006, approximately $1.7 million and $1.3 million of organization and offering costs had been incurred by the Advisor and its affiliates on behalf of us. These costs are not recorded in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 because such costs are not our liability until the Minimum Number of Shares is sold and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 13.5% of the gross proceeds of the Offering.

Employee and Director Incentive Stock Plan

We expect to adopt an Employee and Director Incentive Stock Plan (“the Plan”) which will provide for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of the Advisor, affiliate entities and full-time employees of entities that provide services to us, and certain consultants that provide services to us and to the Advisor or to entities that provide services to us. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. No awards have been granted under the Employee and Director Incentive Stock Plan.

4. Commitments and Contingencies

Distribution Reinvestment Plan

We plan to adopt a distribution reinvestment plan that will allow our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of its common stock for sale pursuant to the dividend reinvestment plan. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the dividend reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders.

Proposed Stock Repurchase Program

We expect to adopt a stock repurchase program that would enable our stockholders to sell their stock to us in limited circumstances. We could choose not to adopt the proposed stock repurchase program or to amend its provisions without stockholder approval. As long as our common stock is not listed on a national securities exchange or over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. The amount that we may pay to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of your purchase price
2 or more but less than 3	95% of your purchase price
Less than 3 in the event of death	100% of your purchase price
3 or more but less than 5	100% of your purchase price
5 or more	Estimated value

The stock repurchase price is subject to adjustment as determined from time to time by our board of directors. At no time will the stock repurchase price exceed the price at which we are offering our common stock for sale. The estimated value will be determined by our board of directors or a firm chosen by our board of directors.

Redemption Rights

The limited partners of our Operating Partnership will have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at the our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Company’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) the Company does not own any properties and does not have an operating history; (ii) the Company may be unable to sell the minimum number of shares to commence operations (100,000); (iii) suitable investment properties may not be available and (iv) adverse changes to the general economy may disrupt operations.

Overview

Cornerstone Growth & Income REIT, Inc. (formerly known as Cornerstone Institutional Growth REIT, Inc.), a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc.  On May 1, 2007, our board of directors approved a change in our name to Cornerstone Growth and Income REIT, Inc. and on July 13, 2007 approved a change in our name to Cornerstone Growth & Income REIT, Inc.

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $.01 and 20,000,000 shares of preferred stock with a par value of $.01. We will offer a minimum of 100,000 (the “Minimum Number of Shares”) and a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the distribution reinvestment plan (collectively, the “Offering”).

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of September 19, 2007, we have not received any subscriptions for shares under our Offering.

Our results of operations for the three and six months ended June 30, 2007 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC (the “Advisor”).

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may use different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Following is a discussion of the accounting policies that we consider to be most important once we commence operations because they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Management believes that some of our most important accounting policies will include the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and the accounting for our hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Valuation of Receivables

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for free rent, lease incentives or rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Depreciation of Real Property Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We anticipate the estimated useful lives of our assets by class to be as follows:

Building	39 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of lease term or useful life

In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

Evaluation of Possible Impairment of Real Property Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of certain assumptions in the future cash flows analysis could result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

Allocation of Purchase Price of Acquired Assets

Once we acquire real properties, our policy will be to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, identified intangible assets and liabilities, including but not limited to the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and building based on our determination of the relative fair value of these assets. We will determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We will estimate costs to execute similar leases, including leasing commissions and other related costs.

The fair values of above-market and below-market leases will be recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values will be amortized as an adjustment to rental income over the remaining terms of the respective leases. The fair values of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant will include commissions, tenant improvements and other direct costs and will be estimated based on our consideration of current market costs to execute a similar lease. We will include these direct costs in deferred leasing costs in our consolidated balance sheet and will amortize such costs to expense over the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over market absorption periods for similar leases. We will value customer relationships based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. We will include these lease intangibles in intangible lease assets in our consolidated balance sheet and amortize these assets to rental income and/or operating expenses over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets will require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. The use of certain estimates may result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Consolidation Considerations for Option and Purchase Contracts and Investments in Joint Ventures

Certain property purchase contracts and options to acquire property are required to be accounted for in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46R”). In addition, any joint ventures we enter into will be reviewed and analyzed under FIN 46R to determine whether or not these arrangements are to be accounted for under the principles of FIN 46R or other accounting rules.

Under FIN 46R, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders, (ii) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity or (iii) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights.

If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary. If we are deemed to be the primary beneficiary of a VIE, we are required to consolidate the VIE on our balance sheet. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46R. Based on the provisions of FIN 46R, whenever we enter into a property purchase contract or an option contract for a property with an entity and make a non-refundable deposit or enter into a property joint venture, a VIE may have been created, and the arrangement is evaluated under FIN 46R.

Management will be required to use significant judgment based on future events that may or may not occur when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we are the primary beneficiary or have control or significant influence.

Results of Operations

The Company has not commenced active operations as of the date of this report.  Operating results in future periods will depend on the results of the operation of the real estate properties that are acquired by the Company.

Liquidity and Capital Resources

We are dependent on our Advisor to fund our organization and offering activities. As of the date of this report , we are relying on our Advisor because we have not raised sufficient capital to pay these expenses and because the amount we can spend on organization and offering expenses (including sales commissions, dealer manager fee and due diligence expense allowance) is limited to 13.5% of the gross proceeds from the Offering. Our Advisor will pay those expenses on our behalf.  We will reimburse our Advisor for expenses paid on our behalf using the gross proceeds of the Offering subject to the 13.5% limitation described above. Our Advisor will pay all of our organization and offering expenses which are in excess of the 13.5% limitation. We will repay our Advisor for expenses paid on our behalf using the gross proceeds of our Offering but in no event will we have to reimburse our advisor for organization and offering expenses, (excluding sales commissions dealer manager fee and due diligence expense allowance) totaling in excess of 3.5% of the gross proceeds from our Offering.

We will not rely on advances from our Advisor to acquire properties but our Advisor and its affiliates may loan funds to special purposes entities which may acquire properties on our behalf pending our raising sufficient proceeds from this offering to purchase the properties from the special purpose entity.

Our Advisor is newly formed, has limited capitalization, has incurred losses since its inception and is continuing to incur significant losses. Our Advisor must raise funds through the sale of its own debt or equity securities, or obtain financial support from its affiliates or sole member, to obtain the cash necessary to provide these advances. There can be no assurance as to the amount or timing of our Advisor’s receipt of funds. Adverse changes in the financial condition of our Advisor could adversely affect us.  If our Advisor’s financial condition affects the amount of funds available to us for organization and offering activities, our ability to raise funds in this offering could be adversely affected. CIP Leveraged Fund Advisors, LLC, the sole and managing member of our Advisor, has limited capitalization, has incurred significant losses since its inception and is continuing to incur significant losses.

We will require funds for property acquisitions, either directly or through investment interests, for paying operating expenses and distributions, and for paying interest on our outstanding indebtedness, if any. Generally, cash from operations will be used to pay for items other than property acquisitions, and the proceeds from the public Offerings of our stock and debt financings, if any, will be used to fund property acquisitions.

We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. During the offering period, we intend to use debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.  The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties.  However, we intend to reduce the percentage to fall within the 25% to 50% range no later than the end of the Offering.  Currently, we have no credit facilities in place, but intend to locate adequate debt financing as appropriate in conjunction with our investment policies. To the extent sufficient proceeds from the Offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.

During the period between the execution of the purchase contract and the satisfaction of any closing conditions, such as completion of financing arrangements, if any, review of the title insurance commitment, an appraisal, an environmental analysis and other due diligence, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital at the discretion of our board of directors

REIT Status

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2007. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be able to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Failure to qualify as a REIT could materially and adversely affect our net income. We believe, however, that we are organized and will operate in a manner that will allow us to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2007, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Contractual Obligations

As of June 30, 2007, we had no contractual obligations or commercial commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.  The Company invests its cash and cash equivalents in FDIC insured savings account which, by its nature, is subject to interest rate fluctuations. As of June 30, 2007, a 1% increase or decrease in interest rates would have no material effect on our interest income.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (SEC File No. 333-139704).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering has not yet commenced. Pacific Cornerstone Capital, Inc., an affiliate of our Advisor, will act as the dealer manager of our offering. We may not sell any shares in the offering until we have raised gross offering proceeds of $1,000,000 from persons who are not affiliated with us or our Advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. If we do not raise $1,000,000 in the offering within one year of commencement of the offering, we will promptly return all funds in the escrow account (including interest) to subscribers.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)	During the period covered by this report, there was no information that was required to be disclosed in a report on Form 8-K.

(b)

In order for a stockholder to nominate a director or propose new business at the annual stockholders’ meeting, our bylaws generally require that the stockholder give advance notice of the nomination or proposal. To be timely, a stockholder’s notice shall set forth all information required by the bylaws and shall be delivered to the secretary at the principal executive office of the Company not earlier than the 150th day nor later than 5:00 p.m., Pacific Time, on the 120th day prior to the first anniversary of the date of mailing of the notice for the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to such annual meeting and not later than 5:00 p.m., Pacific Time, on the later of the 120th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.  The public announcement of a postponement or adjournment of an annual meeting shall not commence a new time period for the giving of a stockholder’s notice as described above. Our bylaws contain a similar notice requirement in connection with nominations for directors at a special meeting of stockholders called for the purpose of electing one or more directors. Failure to comply with the notice provisions will make stockholders unable to nominate directors or propose new business.

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of September 2007.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)