Form 10-Q
period 2007-09-30
Cornerstone Growth & Income REIT, Inc.
filed 2007-11-13
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
☒ Yes ☐No

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
☐ Yes ☒ No

As of November 1, 2007, we had 100 shares of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$145,614	$201,000
Prepaid expenses	105,034	—
Total assets	$250,648	$201,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S (DEFICIT) EQUITY

Accounts payable	$21,241	$—
Account payable to related party	32,537	—
Accrued liabilities	86,392	—
Total liabilities	140,170	—

Minority interest	156,395	200,000

Commitments and contingencies (Note 4)

Stockholder’s (deficit) equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value; 580,000,000 shares authorized; 100 shares issued and outstanding at September 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	999	999
Accumulated deficit	(46,917)	—
Total stockholder’s (deficit) equity	(45,917)	1,000
Total liabilities, minority interest and stockholder’s (deficit) equity	$250,648	$201,000

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Revenues	$—	$—

Expenses
General and administrative	94,410	94,610
Operating loss	(94,410)	(94,610)

Interest income, net	131	4,088

Net loss before minority interest	(94,279)	(90,522)
Minority interest	(43,605)	(43,605)

Net loss	$(50,674)	$(46,917)

Per share amount:
Basic and diluted loss allocable to common stockholder	$(507)	$(469)

Weighted average shares outstanding	100	100

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Total
Balance – December 31, 2006	100	$1	$999	$—	$1,000
Net loss	—	—	—	(46,917)	(46,917)
Balance – September 30, 2007	100	$1	$999	$(46,917)	$(45,917)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30,
2007
Cash flows from operating activities
Net loss	$(46,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(43,605)
Change in operating assets and liabilities:
Prepaid expenses	(105,034)
Accounts payable, account payable to related party and accrued liabilities	140,170
Net cash used in operating activities	(55,386)

Net decrease in cash and cash equivalents	(55,386)

Cash and cash equivalents - beginning of period	201,000

Cash and cash equivalents - end of period	$145,614

The accompanying notes are an integral part of these consolidated condensed interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Our advisor is Cornerstone Leveraged Realty Advisors, LLC (formerly known as CIPLFA Advisors, LLC), a Delaware limited liability company (the “Advisor”), formed on October 16, 2006, and an affiliate of us. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement (the "Advisory Agreement") that we will enter into prior to commencement of the Offering (defined below).

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

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of September 30, 2007, we had not received any subscriptions for shares under our Offering.

On March 8, 2007 our board of directors approved a four-for-five reverse stock split. All share information herein (including Offering shares, outstanding shares and distribution reinvestment plan shares) reflects this split.

As of September 30, 2007, we had engaged only in organizational and offering activities, and no shares had been sold in the Offering. Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, will serve as the dealer manager for the Offering. Pursuant to a dealer manager agreement that we have entered into with PCC prior to commencement of the Offering, PCC is responsible for marketing our shares being offered pursuant to the Offering. We intend to invest the net proceeds from the Offering primarily in investment real estate including industrial real estate located in major metropolitan markets in the United States. As of September 30, 2007, we had neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that we will invest.

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

2.  Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim condensed financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate Purchase Price Allocation.

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building will be depreciated over an estimated useful life of 39 years.

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

Revenue Recognition and Valuation of Receivables

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Because our leases may provide for free rent, lease incentives, or rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.

Depreciation of Real Property Assets

Our management will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our assets is expected to be charged to expense on a straight-line basis over the assigned useful lives.

Organizational and Offering Costs

Our organization and offering costs are initially being paid by the Advisor on behalf of the Company.  Pursuant to the Advisory agreement that we have entered into with our Advisor prior to commencement of the offering, we are required to reimburse the Advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our Advisor for all costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares. Offering costs will be recorded as an offset to additional paid-in capital, and organization costs will be recorded as an expense at the time we become liable for the payment of these amounts.

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

As of September 30, 2007, we had generated a deferred tax asset of $7,000.  Because we intend to qualify as a REIT for tax year 2007, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2007, we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

The SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No.107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

Recently Issued Accounting Pronouncements

In September 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The effective date of this SOP has been deferred.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 157 and No. 159 are effective for financial statements issued for fiscal periods beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157 and SFAS No. 159 on the consolidated financial statements.

3.  Related Party Transactions

We do not expect to have any employees.  Our Advisor will be primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We have an Advisory Agreement with the Advisor and a dealer manager agreement with PCC entitling the Advisor and PCC to specified fees and incentives upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

Advisory Agreement

Under the terms of the Advisory Agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  The Advisory agreement calls for our Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

The fees and expense reimbursements payable to our Advisor under the Advisory Agreement are described below.

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of September 30, 2007 and December 31, 2006, the Advisor and its affiliates had incurred on our behalf offering costs of approximately $2.0 million and $1.3 million respectively. Organizational costs will be expensed as incurred and offering costs which will reduce net proceeds of our offering.  These costs are not recorded in the accompanying consolidated financial statements because the Company had not raised the $1,000,000 minimum offering amount as of September 30, 2007 and therefore the Company was not obligated to reimburse the Advisor for organization and offering expenses as of such date.

Acquisition Fees and Expenses.  The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the Minimum offering amount, and the balance will be paid at the time we acquire a property.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.

Development/Redevelopment Fee.   The Advisory Agreement requires us to pay the Advisor a development or redevelopment fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic area of the project for which the Advisor is providing us with development services.  However, we are not required to pay a development fee to the Advisor or an affiliate of the Advisor if our Advisor or any of its affiliates elects to receive an acquisition fee based on the cost of such development.

Management Fees.  The Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three and nine months ended September 30, 2007, the Advisor had not earned any asset management fees.

Operating Expenses. The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For three and nine months ended September 30, 2007, approximately $33,000 and $0 of such costs respectively, were reimbursed. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The Advisory Agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold.

Subordinated Participation Provisions.  The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

•
After stockholders have received cumulative distributions equal to their invested capital  (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, the Advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

•
Upon termination of the Advisory Agreement, the Advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the Advisory Agreement is terminated plus total distributions (other than stock distributions) paid prior to termination of the Advisory Agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus its liabilities plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.

•
In the event we list our stock for trading, the Advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 10% or more.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The Advisory Agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees (should we ever have employees), directors and full-time employees of the Advisor, affiliate entities and full-time employees of entities that provide services to us, and certain consultants that provide services to us and to the Advisor or to entities that provide services to us. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, and share appreciation rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. No awards have been granted under the Employee and Director Incentive Stock Plan.

4. Commitments and Contingencies

Our advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”) (formerly, NASD) is conducting a non-public investigation of our affiliated dealer manager that is, we understand, focused on the private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  The investigation is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that our dealer manager is responding to FINRA’s request for information and intends to continue to cooperate in the investigation.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on our dealer manager that could adversely affect its effectiveness and ability to raise funds in this offering.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that will allow our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of its common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is to be the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. No sales commission or dealer manager fee will be paid on shares sold through the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to stockholders.

Stock Repurchase Program

We have adopted a stock repurchase program that would enable our stockholders to sell their stock to us in limited circumstances. We could choose to amend its provisions without stockholder approval. As long as our common stock is not listed on a national securities exchange, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by us. We may redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to fund such redemption. The amount that we may pay to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

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

Redemption Rights

The limited partners of our Operating Partnership have the right to cause our Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of our shares, or, at the our option, we may purchase their limited partnership units by issuing one share of our common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause us to lose our REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year.

5.  Subsequent Events

Status of our Offering

As of November 1, 2007, we had not accepted any subscriptions in our Offering for shares of our common stock.  We will not sell any shares in the Offering unless we receive and accept subscriptions for the Minimum Number of Shares (100,000) prior to October 1, 2008 from persons who are not affiliated with us or the Advisor.  Pending satisfaction of this condition, all subscription payments will be placed in an interest-bearing account held by an escrow agent for the benefit of the subscribers.  If we do not receive and accept subscriptions for the Minimum Number of Shares by October 1, 2008, we will promptly return all funds in the escrow account, including interest, to the subscribers.

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

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of September 30, 2007, we had not received any subscriptions for shares under our Offering.

Our results of operations for the three and nine months ended September 30, 2007 are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of anticipated future acquisitions of real estate assets.

We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC (the “Advisor”).

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles ("GAAP"). Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts of assets, liabilities, revenues and expenses would have been recorded, thus resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may use different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. During the offering period, we intend to use debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.  The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties.  However, we intend to reduce the percentage to fall within the 25% to 50% range no later than the end of the Offering.  Currently, we have no credit facilities in place, but intend to locate adequate debt financing as appropriate consistent with our investment policies. To the extent sufficient proceeds from the Offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.

During the period between the execution of the purchase contract for a property and the satisfaction of any closing conditions, such as completion of financing arrangements, if any, review of the title insurance commitment, an appraisal, an environmental analysis and other due diligence, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital at the discretion of our board of directors.

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

Contractual Obligations

As of September 30, 2007, we had no contractual obligations or commercial commitments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.  The Company invests its cash and cash equivalents in FDIC insured savings account which, by its nature, is subject to interest rate fluctuations. As of September 30, 2007, a 1% increase or decrease in interest rates would have no material effect on our interest income.

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The following risk should be read together with the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement on Form S-11, as amended (SEC File No. 333-139704).

FINRA has commenced an investigation of our dealer manager which is in the preliminary stage.  We cannot predict the outcome of the investigation.  Some potential outcomes could adversely affect our ability to raise proceeds in this offering and the investigation itself could distract our management or the management of our advisor, either of which could increase the risk that you would suffer a loss on your investment.

Our advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”) (formerly, NASD) is conducting a non-public investigation of our affiliated dealer manager that is, we understand, focused on the private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  The investigation is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that our dealer manager is responding to FINRA’s request for information and intends to continue to cooperate in the investigation.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on our dealer manager that could adversely affect its effectiveness in that capacity.  Due to our dependence on our dealer manager to raise funds in this offering, and due to the importance of substantial fundraising in order to invest in a diversified portfolio of assets and to reduce our fixed operating expenses as a percentage of gross income, any FINRA action that adversely affects our dealer manager’s ability to raise funds in this offering could also adversely affect the value of your investment.  In addition, to the extent that the FINRA investigation distracts our management or the management of our advisor from pursuing our business plan, our results and the value of your investment could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock, was declared effective under the Securities Act of 1933. During the period covered by this report, we raised no offering proceeds under this registration statement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November 2007.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)