Form 10-K
period 2007-12-31
Cornerstone Growth & Income REIT, Inc.
filed 2008-03-17
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 333-139704

CORNERSTONE GROWTH & INCOME REIT, INC.

 (Exact name of registrant as specified in its charter)

Maryland	20-5721212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 Main Street, Suite 400, Irvine, California 92614

(Address of Principal Executive Offices)

949-852-1007

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:
None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed, or a smaller reporting company.   See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☒	☐

As of June 30, 2007 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrants common stock held by non-affiliates was $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of March 16, 2008, there were 100 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

CORNERSTONE GROWTH & INCOME REIT, INC.

(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Our Company

Cornerstone Growth & Income REIT, Inc. (formerly known as Cornerstone Institutional Growth REIT, Inc.), a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to qualify as a real estate investment trust (REIT) for federal tax purposes.  We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31.  On May 1, 2007, our board of directors approved a change in our name to Cornerstone Growth and Income REIT, Inc. and on July 13, 2007 approved a change in our name to Cornerstone Growth & Income REIT, Inc.

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01. In our ongoing initial public offering, we are offering a minimum of 100,000 (the “Minimum Number of Shares”) and a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the our distribution reinvestment plan (collectively, the “Offering”).

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership, formed on November 30, 2004.  We are the sole general partner of the operating partnership and have control over its affairs.  As used in this report, “we,” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc. and its consolidated subsidiary except where the context otherwise requires.

Our Advisor is Cornerstone Leveraged Realty Advisors, LLC, (formerly known as CIPLFA Advisors, LLC), a Delaware limited liability company (the “Advisor”), formed on October 16, 2006, and an affiliate of us. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an Advisory Agreement.  Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the Advisory agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  Currently, we have no direct employees.  All management and administrative personnel responsible for conducting our business are employed by our Advisor and its affiliates.

From our formation through the end of the year ended December 31, 2007, our activities consisted solely of organizational activities, including preparing for and launching our Offering.  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  As of December 31, 2007, no shares had been sold in the Offering.

Investment Objectives

Our investment objectives are to:

•      preserve stockholder capital by acquiring and operating real estate;

•      realize capital appreciation for our stockholders by:

•      purchasing stabilized, income-producing properties with the potential for capital appreciation and

•      profiting from the purchase and development or repositioning of other properties;

•      provide stockholders with current income from the operations of the properties we acquire, including the income from properties we develop or reposition once they are stabilized; and

•      provide long-term liquidity to our stockholders within five years of the termination of the Offering after accomplishing the above objectives by:

•      liquidating our assets,

•      listing our shares on a national securities exchange,

•      another liquidity event such as a merger with another company or

•      expanding our proposed stock repurchase program to redeem upon stockholder request up to 10% of our prior-year outstanding shares utilizing proceeds from the sale of our properties or other sources of funds irrespective of the amount of proceeds raised under our distribution reinvestment plan.

We define “stabilized” properties as those that are no longer in the lease-up stage following development or redevelopment and that are substantially leased. When we “reposition” a property, we redevelop or employ other asset-management strategies to enhance existing cash flow. Management is not limited by its investment objectives to acquire properties only within the limits described above and these policies may change at any time.

We intend to use the net proceeds of the Offering to primarily invest in existing leased industrial properties as well as other industrial properties where we believe there are opportunities to enhance cash flow and value. There is no assurance that we will attain these objectives or that our capital will not decrease. We may not change our investment strategies described below except upon approval of the independent directors committee. Decisions relating to the purchase or sale of properties will be made by our Advisor, subject to approval by our board of directors.

We may own properties through joint ventures. This is one of the ways we anticipate diversifying the portfolio of properties we own in terms of geographic region, property type and tenant industry group. Joint ventures will also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In determining whether to recommend a particular joint venture investment, our Advisor will evaluate the real property that the joint venture owns or will acquire using the same criteria for the selection of our other real estate investments.

Within five years from the closing of the Offering, our board of directors will take one or more of the following actions to provide enhanced liquidity for our stockholders:

•      modify our stock repurchase program to redeem each calendar year up to 10% of our prior-year outstanding shares utilizing proceeds from the sale of our properties or other sources of funds;

•      seek stockholder approval to begin an orderly liquidation of our assets and distribute the available proceeds of such sales to our stockholders;

•      list our stock for trading on a national securities exchange; or

•      seek stockholder approval of another liquidity event such as a merger with another entity.

Investment Strategy

Our independent directors committee will review our investment policies at least annually to determine whether these policies continue to be in the best interest of our stockholders.  We may change our investment policies without stockholder approval.  Our Advisor will recommend property acquisitions to our investment committee, which will approve or reject all proposed acquisitions.

Our objective is to acquire a long-term stabilized asset portfolio of industrial real estate from the proceeds of this offering that consists of at least 50% in core plus properties and we may acquire value-added and opportunistic properties.  We may initially utilize proceeds from the Offering to acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of multi-tenant industrial properties through a combination of development efforts, refinancings and subsequent acquisitions.

Although we intend to focus on acquiring and developing a portfolio of industrial properties, we may also invest in other real estate-related assets that we believe may assist us meet our investment objectives.  Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of net proceeds from the Offering that we must allocate to investment in any specific type of property.

Acquisition Policies

Core Plus Properties

We expect to use a significant portion of the net proceeds from the Offering to invest at least 50% of our long-term stabilized asset portfolio in “core plus,” investment grade multi-tenant industrial properties that are:

•      owned and operated with a low to moderate level of permanent mortgage financing;

•      of a high-quality and currently producing income;

•      located in the largest, most liquid industrial real estate markets of the U.S.; located in markets with high barriers to entry for new competitive product;

•      leased to a diversified tenant base, though we are not restricted from investing in properties occupied by a single tenant if the property meets other key investment criteria; and

•      leased on terms that generally allow for annual rental increases, including short-term leases offering the potential for significant increases in rental revenue.

Value-Added and Opportunistic Properties

Value-Added Properties

We may acquire “value-added” industrial properties, which include properties that are currently under construction and/or have existing building structures in need of redevelopment, re-leasing or repositioning.  We may acquire properties with low occupancy rates or vacant properties when we believe our leasing or development efforts could add significant value.  We expect most of our value-added properties will be located in in-fill locations within our target markets with high barriers to entry.  We may seek to acquire a portion of our value-added properties through joint ventures with large institutional partners, but we are not obligated to do so.  Our value-added properties will employ moderate to high levels of indebtedness, which will be determined on a property-by-property basis.  Our long-term investment objective for investment in value-added properties is to develop and transform these properties into the same type of core plus property investments with low to moderate levels of permanent mortgage indebtedness as described above.

Opportunistic Properties

We also may acquire opportunistic properties. We define “opportunistic” properties primarily as unimproved land that we will develop. We will construct or develop the property through the use of third-parties or through developers affiliated with our Advisor.  If an affiliated developer is used, we may co invest with institutional investors. However, we have no agreements with institutional investors to acquire any opportunistic properties at this time. We will invest in opportunistic properties with a view of developing a core plus property. Similar to our value-added properties, we expect to incur a moderate to high level of indebtedness when acquiring opportunistic properties, but with the long-term goal of developing the property into a core plus property with a low to moderate level of permanent mortgage indebtedness. Our opportunistic property acquisitions will generally be located in growth areas within our target markets.

Target Market Criteria

We intend to acquire properties located in major metropolitan markets throughout the United States.  Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

•      large-existing population and projected population growth;

•      historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;

•      historic and projected employment growth;

•      historic market liquidity for buying and selling of commercial real estate;

•      stable household income and economic conditions; and

•      sound real estate fundamentals, such as high occupancy rates and potential for increasing rental rates.

Leases and Tenant Improvements

We expect that a portion of any tenant improvements to be funded by us for newly acquired properties will be funded from the net proceeds of the Offering or through borrowings.  Additionally, when a tenant at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants.  If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use debt financing in order to fulfill our obligations under lease agreements with new tenants.  We believe industrial re-tenanting costs will be lower than any other commercial property class (such as office or retail).  We further believe that the low capital intensity of industrial real estate has contributed to superior risk-adjusted returns in this property sector.

Mortgages, Debt Securities and Other Real Estate-Related Investments

Although we expect that substantially all of our acquisitions will be of the types of industrial properties described above, we may acquire other investments, including mortgages and other illiquid real estate-related securities. To the extent that our Advisor determines that it is advantageous for us to make or acquire mortgage loans or other real estate-related investments, we will seek to obtain fixed income through the receipt of payments from these investments. If we invest in mortgages and other real estate-related investments, we do not expect that we would invest more than 20% of our long-term stabilized asset portfolio in such investments.

Our charter does not limit the amount of gross offering proceeds that we may apply to mortgage loans or other real estate-related investments and during the early stages of this offering, the percentage of our assets invested in these investments may exceed 20% of our total assets.  While we have no intention of becoming a mortgage REIT, we may acquire or make the following:

•      first and second mortgages,

•      convertible mortgages;

•      construction loans on real estate;

•      mortgage loan participation investments;

•      common, preferred and convertible preferred equity securities issued by real estate companies;

•      mezzanine and bridge loans; and

•      other illiquid real estate-related securities.

Joint Ventures and Other Arrangements

We may acquire interests in properties through joint ventures, including ventures with affiliates of our Advisor.  Among other reasons, we anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group.  Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price.  In addition, certain properties may be available to us only through joint ventures.  In determining whether to recommend a particular joint venture, the Advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.  These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only if the independent directors committee (by majority vote) approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the affiliated equity joint ventures.  If such a joint venture also involves a third party that negotiated the terms of its participation on an arms-length basis, then our investment must be either on terms and conditions no worse than those received by the affiliate or on terms and conditions no worse than those received by a third-party equity joint venture that negotiated the terms of its participation on an arms-length basis.

Borrowing Policies

Debt Financing

When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both.  For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 25% to 50% of the cost of the asset.  For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 50% to 75% of the cost of the asset.  We may exceed these debt levels on an individual property basis.  Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties.  While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates.  While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

Other Indebtedness

We may also incur indebtedness for working capital requirements, tenant improvements, capital improvements, leasing commissions and, if necessary, to make distributions, including those necessary to maintain our qualification as a REIT for federal income tax purposes.  We will endeavor to borrow such funds on an unsecured basis but we may secure indebtedness with properties if our independent directors committee determines that it is in our best interests.

Our Advisor may also create an affiliated entity that will purchase properties using debt financing and hold them for us pending our ability to acquire the properties at a low to moderate level of indebtedness.  Any properties that we purchase from the affiliated acquisition holding company will meet our core plus investment criteria and be approved by our independent directors committee.  Our purchase price for the property would reflect the costs associated with holding the property.  In no event will we acquire the property at an amount in excess of its current appraised value as determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Competition

We compete with a considerable number of other real estate companies seeking to acquire and lease industrial space, most of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We may hold interests in properties located in the same geographic locations as other entities managed by our Advisor or our Advisor’s affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by other entities managed our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from those we may have in such geographic markets.

Government Regulations

We and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial.

Acquisition Activity

From our inception through December 31, 2007, we did not acquire any properties.

Employees

We have no employees and our executive officers are all employees of our Advisor’s affiliates. Substantially all of our work is performed by employees of our Advisor’s affiliates.

Available Information

Information about us is available on our website (http:// www.crefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC will be available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

General

Our lack of prior operating history makes it difficult to evaluate us.

We have no operating history. The past performance of other real estate investment programs sponsored by affiliates of our Advisor may not be indicative of the performance we will achieve.  We were formed on October 16, 2006 in order to invest primarily in industrial real estate.  We have no income, cash flow, funds from operations or funds from which we can make distributions to our shareholders.  We have not acquired any properties.  We may not be able to conduct business as we intend to.

Because there is no public trading market for our stock, it will be difficult for our stockholders to sell their stock.  If our stockholders are able to sell their stock, it may be at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever exist for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit the ability of our stockholders to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits the ability or our stockholders to transfer the stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements.  We have adopted a stock repurchase program, but it is limited in terms of the number of shares of stock which may be redeemed annually.  Our board of directors may also limit, suspend or terminate our stock repurchase program at any time.

It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment is expected to be reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on investment.

We compete with many entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, other REITs, and real estate limited partnerships, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. This may cause our stockholders to experience a lower return on their investments in us.

If we are unable to find or experience delays in finding suitable investments, we may experience a delay in the commencement of distributions and a lower rate of return to investors.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own industrial properties and make real estate investments. Until we make real estate investments, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from this offering in properties or other real estate investments for an extended period of time, distributions to you may be delayed and may be lower and the value of your investment could be reduced.

If we do not raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

Our Offering is being made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock. The amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

We expect to make distributions to our stockholders quarterly, if not more frequently. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With no prior operations, we cannot predict the amount of distributions you may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and our stockholders’ overall return may be reduced.

Our organizational documents permit us to make distributions from any source. If we fund distributions from borrowings, sales of properties or the net proceeds from this offering, we will have fewer funds available for the acquisition of properties and our stockholders’ overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

Our investments will be concentrated in the industrial sector and our business would be adversely affected by an economic downturn affecting that sector.

We intend for our investments in real estate assets to be primarily concentrated in the industrial sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

We may be unable to complete development and re-development projects on advantageous terms.

As part of our investment plan, we intend to develop new and re-develop existing properties.  Such activities involve significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions on our common stock, which include:

•      we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•      we may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow; and

•      the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting our ability to sell such properties to third parties or affiliates.

Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

We intend to acquire and develop industrial properties.  In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property.  If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both.  Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals.  Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased.  If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

If we borrow money to meet the REIT minimum distribution requirement or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, which will decrease future distributions to stockholders.

If we fail for any reason to distribute at least 90% of our REIT taxable income (excluding net capital gains), then we would not qualify for the favorable tax treatment accorded to REITs (unless we were able to avail ourselves of certain relief provisions). It is possible that such 90% of our income would exceed the cash we have available for distributions due to, among other things, differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion/deduction of such income/expenses when determining our taxable income, nondeductible capital expenditures, the creation of reserves, the use of cash to purchase stock under our stock repurchase program, and required debt amortization payments. We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. Distributions made in excess of our net income will generally constitute a return of capital to stockholders.

The inability of our Advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

Our success depends to a significant degree upon the contributions of Terry G. Roussel, the President and Chief Executive Officer of our Advisor. Neither we nor our Advisor have an employment agreement with Mr. Roussel or with any of the other executive officers. If Mr. Roussel was to cease his affiliation with our Advisor, our Advisor may be unable to find a suitable replacement, and our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor’s, property managers’ and leasing agents’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, property managers or leasing agents, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

FINRA has commenced an investigation of our dealer manager which is in the preliminary stage. We cannot predict the outcome of the investigation. Some potential outcomes could adversely affect our ability to raise proceeds in the Offering and the investigation itself could distract our management or the management of our Advisor, either of which could increase the risk that our stockholders would suffer a loss on their investment.

Our Advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”) (formerly, the NASD) is conducting a non-public investigation of our affiliated dealer manager that is, we understand, focused on the private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007. The investigation is in the preliminary stage. FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that our dealer manager is responding to FINRA’s request for information and intends to continue to cooperate in the investigation.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on our dealer manager that could adversely affect its effectiveness in that capacity. Due to our dependence on our dealer manager to raise funds in this offering, and due to the importance of substantial fundraising in order to invest in a diversified portfolio of assets and to reduce our fixed operating expenses as a percentage of gross income, any FINRA action that adversely affects our dealer manager’s ability to raise funds in this offering could also adversely affect the value of our stockholders’ investments. In addition, to the extent that the FINRA investigation distracts our management or the management of our Advisor from pursuing our business plan, our results and the value of our stockholders’ investments could be adversely affected.

Risks Related to Conflicts of Interest

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could limit our investment opportunities, impair our ability to make distributions and reduce the value of our stockholders’ investments in us.

We rely on our Advisor to identify suitable investment opportunities. We may be buying properties at the same time as other entities that are affiliated with or sponsored by our Advisor. Other programs sponsored by our Advisor or its affiliates also rely on our Advisor for investment opportunities. Many investment opportunities would be suitable for us as well as other programs. Our Advisor could direct attractive investment opportunities or tenants to other entities. Such events could result in our investing in properties that provide less attractive returns, thus reducing the level of distributions which we may be able to pay to stockholders and the value of their investments in us.

If we acquire properties from affiliates of our Advisor, the price may be higher than we would pay if the transaction was the result of arm’s-length negotiations.

The prices we pay to affiliates of our Advisor for our properties will be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties or if the price to us is in excess of such cost, substantial justification for such excess will exist and such excess will be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our Advisor or increases in market value of the property during the period of time the property is owned by the affiliates of our Advisor as evidenced by an appraisal of the property. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our Advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with third parties (including entities that are affiliated with our Advisor or our independent directors) for the acquisition or improvement of properties. Our Advisor may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our and our stockholders’ detriment.

Our Advisor and its affiliates receive commissions, fees and other compensation based upon the sale of our stock, our property acquisitions, the property we own and the sale of our properties and therefore our Advisor and its affiliates may make recommendations to us that we buy, hold or sell property in order to increase their compensation. Our Advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions.

Our Advisor and its affiliates receive commissions, fees and other compensation based upon the sale of our stock and based on our investments. Therefore, our Advisor may recommend that we purchase properties that generate fees for our Advisor, but are not necessarily the most suitable investment for our portfolio. In some instances our Advisor and its affiliates may benefit by us retaining ownership of our assets, while you may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our Advisor to disposition fees and possible success-based sales fees. In addition, our Advisor’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets which generate fees to them. Therefore, the interest of our Advisor and its affiliates in receiving fees may conflict with our interests.

Our Advisor and its affiliates, including our officers, one of whom is also a director, will face conflicts of interest caused by compensation arrangements with us and other Cornerstone-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of your investment. These fees could influence our Advisor’s advice to us, as well as the judgment of the affiliates of our Advisor who serve as our officers, one of whom is also a director. Among other matters, the compensation arrangements could affect their judgment with respect to:

•      property acquisitions from other Advisor-sponsored programs, which might entitle our Advisor to disposition fees and possible success-based sale fees in connection with its services for the seller;

•      whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to a success-based listing fee but could also adversely affect its sales efforts for other programs if the price at which our stock trades is lower than the price at which we offered stock to the public; and

•      whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to success-based fees but could also adversely affect its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital. Considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to make distributions to our stockholders or result in a decline in the value of their investments in us.

If the competing demands for the time of our Advisor, its affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations, which could reduce our profitability and result in lower distributions to our stockholders.

We do not have any employees. We rely on the employees of our Advisor and its affiliates for the day-to-day operation of our business. We estimate that over the life of the company, our Advisor and its affiliates will dedicate, on average, less than half of their time to our operations. The amount of time that our Advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. Our Advisor and its affiliates, including our officers, have interests in other programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time between us and other programs and activities in which they are involved. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our Advisor will devote adequate time to our business. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of our stockholders’ investments in us may suffer.

Our officers, one of whom is also a director, face conflicts of interest related to the positions they hold with our Advisor and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our officers, one of whom is also a director, are also officers of our Advisor, our dealer manager and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s possible loyalties to existing Advisor-sponsored programs (and possibly to future Advisor-sponsored programs) could result in our board approving transactions that are not in our best interest and that reduce our net income and lower our distributions to stockholders.

Our officers, one of whom is also a director, are also officers of our Advisor, which is an affiliate of the managing member of another affiliate-sponsored program. The loyalties of these officers to the other affiliate-sponsored program may influence the judgment of our board when considering issues for us that may affect the other affiliate-sponsored program, such as the following:

•      We could enter into transactions with the other program, such as property sales or acquisitions, joint ventures or financing arrangements. Decisions of our board regarding the terms of those transactions may be influenced by our board’s loyalties to the other program.

•      A decision of our board regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of the other program.

•      A decision of our board regarding the timing of property sales could be influenced by concerns that the sales would compete with those of the other program.

•      We could also face similar conflicts and some additional conflicts if our Advisor or its affiliates sponsor additional REITs, assuming some of our directors are also directors of the additional REITs.

•      Our independent directors must evaluate the performance of our Advisor with respect to whether our Advisor is presenting to us our fair share of investment opportunities. If our Advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Advisor-sponsored entities or if our Advisor is giving preferential treatment to other Advisor-sponsored entities in this regard, our independent directors may not be well suited to enforce our rights under the terms of the Advisory agreement or to seek a new Advisor.

If our Advisor is unable to adequately fund our organization and offering activities, we may sell fewer shares in this offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

Our Advisor is newly formed, has limited capitalization, has incurred losses since its inception and is continuing to incur losses. Our Advisor must raise funds through the sale of its own debt or equity securities, or obtain financial support from its affiliates or its sole member, to obtain the cash necessary to provide these advances. Our Advisor’s sole member is also dependent on raising funds to provide financial support to our Advisor. There can be no assurance as to the amount or timing of our Advisor’s receipt of funds. If our Advisor’s financial circumstances reduce the amount of funds available to us for organization and offering activities, we may not be able to raise as much money in this offering. CIP Leveraged Fund Advisors, LLC, the sole member of our Advisor, has limited capitalization, has incurred significant losses since its inception and is continuing to incur significant losses.

Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.

We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has no operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Risks Related to the Offering and Our Corporate Structure

A limit on the percentage of our securities a person may own may discourage a takeover or business combination, which could prevent our stockholders from realizing a premium price for their stock.

In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year beginning after our first taxable year. To assure that we do not fail to qualify as a REIT under this test, our charter restricts direct or indirect ownership by one person or entity to no more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

The payment of the subordinated performance fee due upon termination of the Advisor, and the purchase of interests in the operating partnership held by our Advisor and its affiliates as required in our Advisory agreement, may discourage a takeover attempt that could have resulted in a premium price to our stockholders.

If we engage in a merger in which we are not the surviving entity and our Advisory agreement is terminated, our Advisor and its affiliates may be entitled to the subordinated performance fee due upon termination and to require that we purchase all or a portion of the operating partnership units they hold at any time thereafter for cash, or our stock, as determined by the seller. The subordinated performance fee is a cumulative fee due upon termination and provides for payments based on the excess of enterprise value plus distributions we have made to the date of termination over the sum of invested capital plus an amount necessary for stockholders to reach one of three threshold returns.  The three threshold returns are 6%, 8%, and 10%.  At each threshold return level, subordinated performance fee due upon termination would be either 5%, 10%, or 15% of that excess enterprise value plus distributions over the sum of invested capital plus the threshold return.  The existence of this fee may deter a prospective acquirer from bidding on our company, which may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks of an investment in us.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks of an investment on us.

A stockholder’s interest in us may be diluted if we issue additional stock.

Our stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, including stock issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of the options granted to our independent directors, employees of our Advisor or others, or (5) issue stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests in our operating partnership, investors purchasing stock in this offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in the Offering, and the value of our properties, investors in this offering might also experience a dilution in the book value per share of their stock.

A stockholder’s interest in us may be diluted if we acquire properties for units in our operating partnership.

Holders of units of our operating partnership will receive distributions per unit in the same amount as the distributions we pay per share to our stockholders and will generally have the right to exchange their units of our operating partnership for cash or shares of our stock (at our option). In the event we issue units in our operating partnership in exchange for properties, investors purchasing stock in the Offering will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, most notably the price per unit, which may be less than the price paid per share in the Offering, the value of our properties and the value of the properties we acquire through the issuance of units of limited partnership interests in our operating partnership, investors in this offering might also experience a dilution in the book value per share of their stock.

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter.  Shares owned by the acquirer, by officers or by directors who are employees of the corporation are not entitled to vote on the matter. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

If we sell substantially less than all of the shares we are offering, the costs we incur to comply with the rules of the Securities and Exchange Commission regarding internal control over financial reporting will be a larger percentage of our net income and will reduce the return on our stockholders’ investments in us.

We expect to incur significant costs in establishing and maintaining adequate internal control over our financial reporting for the company and that our management will spend a significant amount of time assessing the effectiveness of our internal control over financial reporting. We do not anticipate that these costs or the amount of time our management will be required to spend will be significantly less if we sell substantially less than all of the shares we are offering.

Our stockholders and our rights to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

Stockholders may not be able to sell their stock under the proposed stock repurchase program.

Our board of directors could choose to amend the terms of our stock repurchase program without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders.  In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders ability to sell stock.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our stock, the selection and acquisition of our properties, and possibly the management and leasing of our properties. They will be paid significant fees for these services, which will reduce the amount of cash available for investment in properties and distribution to stockholders. The fees to be paid to our Advisor and its affiliates were not determined on an arm’s-length basis. We cannot be sure that a third-party unaffiliated with our Advisor would not be willing to provide such services to us at a lower price.

We may also pay significant fees during our listing/liquidation stage.  Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed.  Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed.  And given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor.  Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned other performance-based compensation.

These fees increase the risk that the amount available for payment of distributions to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares of stock in the offering.  Substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares of stock at a profit, even if our stock is listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our Advisor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in the companies they sponsor.

Our Advisor has invested $200,000 in our operating partnership.  Therefore, if we are successful in raising enough proceeds to be able to reimburse our Advisor for our significant organization and offering expenses, our Advisor has little exposure to losses in the value of our stock. Without this exposure, our investors may be at a greater risk of loss because our Advisor and its affiliates do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

General Risks Related to Investments in Real Estate and Real-Estate Related Investments

Economic and regulatory changes that impact the real estate market may reduce our net income and the value of our properties.

By owning our stock, stockholders will be subjected to the risks associated with owning real estate. The performance of an investment in us is subject to, among other things, risks related to the ownership and operation of real estate, including but not limited to:

•      worsening general or local economic conditions and financial markets could cause lower demand, tenant defaults, and reduced occupancy and rental rates, some or all of which would cause an overall decrease in revenue from rents;

•      increases in competing properties in an area which could require increased concessions to tenants and reduced rental rates; and

•      increases in interest rates or unavailability of permanent mortgage funds which may render the sale of a property difficult or unattractive.

Some or all of the foregoing factors may affect our properties, which would reduce our net income, and our ability to make distributions to our stockholders.

Lease terminations could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline.

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.

Our operating results and distributable cash flow will depend on our ability to generate revenue from leasing our properties to tenants on terms favorable to us.

Our financial results will depend, in part, on revenues derived from leasing space in our properties.  We are subject to the credit risk of our tenants, and to the extent our tenants default on their leases or fail to make rental payments we may suffer a decrease in our revenue.  In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs.  We are also subject to the risk that we will not be able to lease space in our value-added or opportunistic properties or that, upon the expiration of leases for space located in our core properties, leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms.  Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment.  These events would cause a significant decrease in revenues and could cause us to reduce the amount of distributions to our stockholders.

Rising expenses at both the property and the company level could reduce our net income and our cash available for distribution to stockholders.

Our properties will be subject to operating risks common to real estate in general, any or all of which may reduce our net income. If any property is not substantially occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If we are unable to lease properties on a basis requiring the tenants to pay such expenses, we would be required to pay some or all of those costs which would reduce our income and cash available for distribution to stockholders.

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions.

Our company and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we acquire will be subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investments in us.

Discovery of environmentally hazardous conditions may reduce our cash available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could be substantial and reduce our ability to make distributions and the value of our stockholders’ investments in us.

Any uninsured losses or high insurance premiums will reduce our net income and the amount of our cash distributions to stockholders.

Our Advisor will attempt to obtain adequate insurance to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•      purchase additional properties;

•      repay debt, if any;

•      buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•      create working capital reserves; or

•      make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time, generally four years, and comply with certain other requirements in the Internal Revenue Code.

Real estate market conditions at the time we decide to dispose of a property may be unfavorable which could reduce the price we receive for a property and lower the return on our stockholders’ investments in us.

We intend to hold the properties in which we invest until we determine that selling or otherwise disposing of properties would help us to achieve our investment objectives. General economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame we want. Accordingly, the gain or loss on our stockholders’ investments in us could be affected by fluctuating market conditions.

As part of otherwise attractive portfolios of properties, we may acquire some properties with existing lock-out provisions, which may inhibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Loan provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Loan provisions may prohibit us from reducing the outstanding indebtedness with respect to properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Loan provisions could impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our stock, relative to the value that would result if the loan provisions did not exist. In particular, loan provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

If we sell properties by providing financing to purchasers of our properties, distribution of net sales proceeds to our stockholders would be delayed and defaults by the purchasers could reduce our cash available for distribution to stockholders.

If we provide financing to purchasers, we will bear the risk that the purchaser may default. Purchaser defaults could reduce our cash distributions to you. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of or completion of foreclosure proceedings.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders which could result in lower investment returns to our stockholders.

We are likely to enter into joint ventures with affiliates and other third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•      joint venturers may share certain approval rights over major decisions;

•      that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•      the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;

•      the possibility that we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•      that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•      disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent its officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•      that under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to liabilities in excess of those contemplated and thus reduce your investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

If we make or invest in mortgage loans as part of our plan to acquire the underlying property, our mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and the return on our stockholders’ investments in us.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks.  To the extent we incur delays in liquidating such defaulted mortgage loans; we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loan.  Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans.  If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.  In addition, interest rate fluctuations could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Second mortgage loan investments involve a greater risk of loss in the event of default than traditional mortgage loans.

If we decide to invest in second mortgages, our subordinated priority to the senior lender or lenders will place our investment at a greater risk of loss than a traditional mortgage.  In the event of default, any recovery of our second mortgage investment will be subordinate to the senior lender.   Further, it is likely that any investments we make in second mortgages will be placed with private entities and not insured by a government sponsored entity, placing additional credit risk on the borrower which may result in a loss to our portfolio.

Construction loan investments involve a greater risk of loss of investment and reduction of return than traditional mortgage loans.

If we decide to invest in construction loans, the nature of these loans pose a greater risk of loss than traditional mortgages. Since construction loans are made generally for the express purpose of either the original development or redevelopment of a property, the risk of loss is greater than a traditional mortgage because the underlying properties subject to construction loans are generally unable to generate income during the period of the loan.  Construction loans may also be subordinate to the first lien mortgages.  Any delays in completing the development or redevelopment project may increase the risk of default or credit risk of the borrower which may increase the risk of loss or risk of a lower than expected return to our portfolio.

Bridge loan investments involve a greater risk of loss of investment and reduction of return than traditional mortgage loans.

If we decide to acquire or make bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate, these loans pose a greater risk than traditional mortgages.  Borrowers usually identify undervalued assets that have been under-managed or are located in recovering markets. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans; the value of our company may be adversely affected.

Mezzanine loan investments involve a greater risk of loss of investment and reductions of return than senior loans secured by income producing properties.

If we invest in mezzanine loans, they may take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Investments in real estate-related securities may be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

If we invest in certain real estate-related securities that we may purchase in connection with privately negotiated transactions, they will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our long-term stabilized portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life. Moreover, in the event of a borrower’s default on an illiquid real estate security, the unsuitability for securitization and potential lack of recovery of our investment could pose serious risks of loss to our investment portfolio.

Delays in restructuring or liquidating non-performing real estate-related securities could reduce the return on your investment.

If we invest in real estate-related securities, they may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment.

If a significant portion of our assets are deemed “investment securities,” we may become subject to the Investment Company Act of 1940 which would restrict our operations and we could not continue our business.

If we fail to qualify for an exemption or exception from the Investment Company Act of 1940, we would be required to comply with numerous additional regulatory requirements and restrictions which could adversely restrict our operations and force us to discontinue our business. Currently, we have no assets, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act. If, however, in the future we acquire mortgage loans, debt securities and investments in joint ventures (not structured in compliance with the Investment Company Act) and other investments assets that are deemed by the SEC or the courts to be “investment securities” and these assets exceed 40% of the value of our total assets, we could be deemed to be an investment company and subject to these additional regulatory and operational restrictions.

Even if otherwise deemed an investment company, we may qualify for an exception or exemption from the Investment Company Act. For example, under the real estate/mortgage exception, entities that are primarily engaged in the business of purchasing and otherwise acquiring mortgages and interests in real estate are exempt from registration under the Investment Company Act. Under the real estate exception, the SEC Staff has provided guidance that would require us to maintain 55% of our assets in qualifying real estate interests. In order for an asset to constitute a qualifying real estate interest or qualifying asset, the interest must meet various criteria. Fee interests in real estate and whole mortgage loans are generally considered qualifying assets. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Associated with Debt Financing

We may use debt financing to acquire properties and otherwise incur other indebtedness, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We may acquire properties using debt financing. We intend to incur indebtedness up to 300% of our net assets (equivalent to 75% of the cost of our assets), but upon a vote of the majority of our independent directors we may exceed this level of indebtedness. We may borrow funds for working capital requirements, tenant improvements, capital improvements, and leasing commissions. We may also borrow funds to make distributions including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or to avoid taxation on undistributed income or gain. To the extent we borrow funds; we may raise additional equity capital or sell properties to pay such debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Advisor. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

High levels of debt or increases in interest rates could increase the amount of our loan payments, reduce the cash available for distribution to stockholders and subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

Our policies do not limit us from incurring debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Federal Income Tax Risks

If we fail to qualify as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We intend to qualify as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income and gains it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we elect to be taxed as a REIT and then were to fail to qualify as a REIT in any taxable year:

•      we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•      we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•      we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•      we would have less cash to make distributions to our stockholders; and

•      we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Even if we qualify and maintain our status as a REIT, we may be subject to income and excise taxes in certain events, which would reduce our cash available for distribution to our stockholders.

Net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain all or a portion of capital gain we earn from the sale or other disposition of our property and pay federal income tax directly on such income.  We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce the cash available to make distributions to our stockholders.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce the overall return to our stockholders.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments in us.

If our operating partnership is classified as a “publicly-traded partnership” under the Internal Revenue Code, it could be subjected to tax on its income and the amount of distributions we make to our stockholders will be less.

We structured the operating partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify the operating partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our operating partnership. If the Internal Revenue Service were to assert successfully that our operating partnership is a “publicly traded partnership,” and substantially all of the operating partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat our operating partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from qualifying and maintaining our status as a REIT. In addition, the imposition of a corporate tax on our operating partnership would reduce the amount of cash distributable to us from our operating partnership and therefore would reduce our amount of cash available to make distributions toourstockholders.

Distributions payable by REITs do not qualify for the reduced tax rates under recently enacted tax legislation.

Recently enacted tax legislation generally reduces the maximum tax rate for dividend distributions payable by corporations to individuals meeting certain requirements to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that make distributions, which could reduce the value of the stock of REITs, including our stock.

Distributions to tax-exempt investors may be classified as unrelated business taxable income and tax-exempt investors would be required to pay tax on the unrelated business taxable income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•      under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•      part of the income and gain recognized by a tax exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common stock; and

•      part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Foreign investors may be subject to FIRPTA tax on the sale of our stock if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including stock of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot be sure that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our stock would be subject to FIRPTA tax, unless our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to certain pension or profit sharing trusts and IRAs investing in stock. Prospective investors who are considering investing the assets of any pension, profit sharing, 401(k), Keogh or other qualified retirement plan that is subject to the fiduciary rules imposed by ERISA or the prohibited transaction rules imposed by Section 4975 of the Code or the assets of an IRA in our stock should satisfy themselves that:

•      the investment is consistent with such investors’ fiduciary obligations under ERISA and the Internal Revenue Code;

•      the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•      the investment satisfies the prudence and diversification requirements of Sections 404(a) (1) (B) and 404(a) (1) (C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•      the investment will not impair the liquidity of the plan or IRA;

•      the investment will not produce “unrelated business taxable income” for the plan or IRA;

•      they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•      the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in the stock may lose its tax exempt status.

An investment in our stock may not be suitable for every employee benefit plan, and may result in the plan fiduciary breaching its duty to the plan.

When considering an investment in our stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA should consider whether the investment satisfies the fiduciary requirements of ERISA and other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a) (1) (C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our stock is suitable for any particular plan. Rather, we will accept entities as stockholders if an entity otherwise meets the suitability standards set forth in the “Suitability Standards” section in our prospectus.

ERISA fiduciaries are required to determine annually the fair market value of each asset in the ERISA plan based on liquidation value. The annual statement of value that we will be sending to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

The annual statement of value will report the value of each share of our stock based as of the close of our fiscal year. No independent appraisals will be obtained and the value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to a liquidation. However, the net asset value of each share of stock will be deemed to be $10.00 during this offering and for the first three years following the termination of this offering, unless our board of directors otherwise determines. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. We cannot be certain that:

•      a value included in the annual statement could actually be realized by us or by our stockholders upon liquidation;

•      stockholders could realize that value if they were to attempt to sell their stock; or

•      an annual statement of value would comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

We will stop providing annual statements of value if our stock becomes listed for trading on a national stock exchange.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None Applicable.

ITEM 2.  PROPERTIES

As of December 31, 2007, we have not purchased any properties.

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholder during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

In order for FINRA members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required pursuant to Rule 2710(f) (2) (M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value is $10.00 per share as of December 31, 2007. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive upon liquidation of our company. Such a distribution upon liquidation is likely to be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties will be reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and Advisory fees. We do not currently anticipate obtaining appraisals for the properties we acquire, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.

Stock Repurchase Program

Our board of directors has adopted a stock repurchase program that enables our stockholders to sell their stock to us in limited circumstances. Our board of directors may amend, suspend or terminate the program at any time upon thirty (30) days prior notice to our stockholders.

As long as our common stock is not listed on a national securities exchange or the NASDAQ National Market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed. At that time, we may, subject to the conditions and limitations described below, redeem the shares of stock presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. Currently, amount that we may pay to redeem stock will be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of your purchase price
2 or more but less than 3	95% of your purchase price
Less than 3 in the event of death	100% of your purchase price
3 or more but less than 5	100% of your purchase price
5 or more	Estimated liquidation value

The estimated liquidation value for the repurchase of shares of stock held for 5 or more years will be determined by our Advisor or another person selected for such purpose and will be approved by our board of directors. The stock repurchase price is subject to adjustment as determined from time to time by our board of directors. At no time will the stock repurchase price exceed the price at which we are offering our common stock for sale at the time of the repurchase.

During our initial public offering and each of the first five years following the closing of the offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

Stockholders

As of March 7, 2008, we had 100 shares of common stock outstanding owned of record by a single holder.

Distributions

On November 6, 2007, our board of directors declared a daily dividend on our common stock that was to commence on the date that we accepted subscriptions for the purchase of the minimum offering amount of 100,000 shares of our common stock in the Offering, if such date were to occur prior to January 31, 2008. The dividends were to be calculated based on stockholders of record each day during the period from the initial subscription acceptance date through January 31, 2008 at a rate of $0.0016438 per share per day. Such daily dividends, if paid each day for a 365-day period, would equate to a 6.0% annualized rate based on a purchase price of $10.00 per share. However, because we did not accept subscriptions for the purchase of the minimum offering amount in our Offering prior to January 31, 2008 the amount of the distribution was zero.

Declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant.

Following our election of REIT status for federal income tax purposes beginning for the tax year ending December 31, 2008, we will be required to distribute 90% of our REIT taxable income on an annual basis.

Recent Sales of Unregistered Securities

In connection with our incorporation, on November 14, 2006 we issued 100 shares of our common stock to Terry G. Roussel, an affiliate of our Advisor, for $1,000 cash in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Our registration statement (SEC File No. 333-139704) for our initial public offering of up to 40,000,000 shares of our common stock at $10.00 per share and up to 10,000,000 additional shares at $9.50 per share pursuant to our distribution reinvestment plan was declared effective on August 10, 2006. The aggregate offering amount of the shares registered for sale in our initial public offering, assuming the maximum number of shares is sold, is $400,000,000.We had not raised the minimum offering amount of $1,000,000 as of December 31, 2007. The offering is ongoing. As of December 31, 2007 the Advisor and its affiliates had incurred approximately $2.4 million in organization and offering costs in connection with the offering., Until we raise the minimum offering amount of $1,000,000 we have no obligation to reimburse our Advisor for these costs. In no event will we have obligation to reimburse our Advisor for organization and offering costs (excluding sales commission, dealer manager fees and due diligence expense allowance) totaling in excess of 3.5% of the gross proceeds from the primary offering.

Equity Compensation Plans

We have adopted an Employee and Director Long-Term Incentive Plan to (i) provide incentives to individuals chosen to receive share-based awards because of their ability to improve operations and increase our profits; (ii) encourage selected persons to accept or continue employment with us or our Advisor or one of our other affiliates; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Director Long-Term Incentive Plan is equal to 10% of our outstanding shares at any time. No awards have been granted under the plan. In connection with the registration of our Offering, we have undertaken not to issue options to our independent directors, either pursuant to the Employee and Director Long-Term Incentive Plan or any successor plan, unless we also make options available to the public on the same terms. We have no timetable for the grant of any awards under the Employee and Director Long-Term Incentive Plan. Our Employee and Director Long-Term Incentive Plan was approved prior to the commencement of our ongoing Offering by our board of directors and initial stockholder, Terry Roussel.

Issuer Purchases of Equity Securities

There were no shares eligible for repurchase under our stock repurchase program during 2007 and, accordingly, no shares were purchased during 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31, 2007	December 31, 2006
Balance Sheet Data:
Total assets	$158,000	$201,000
Investments in real estate, net	—	—
Stockholders’ equity (deficit)	(132,000)	1,000

	December 31, 2007	October 16 (date of inception to December 31, 2006
Operating Data:
Revenues	$—	$—
General and administrative expense	209,000	—
Interest income, net	3,000	—
Minority interest	(73,000)	—
Net loss	$(133,000)	$—

Loss per common share, basic and diluted (1)	$(1,330)	$—

Dividends declared	$—	$—
Dividends per common share (1)	$—	$—
Weighted average number of shares outstanding (1):
Basic and diluted	100	100

Other Data:
Cash flows used in operating activities	$(116,000)	$—

(1)          Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.

As of December 31, 2007, we had not received any proceeds from the initial public offering of our common stock and had not acquired any real estate assets. Accordingly, the results of operations for the years ended December 31, 2007 and the period from October 16, 2006 (date of inception) through December 31, 2006 are indicative of an early-stage enterprise. We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC.

Results of Operations

We did not commence real estate operations during the period from inception (October 16, 2006) to December 31, 2007, as we had not received and accepted the minimum subscription of $1,000,000 before the end of the period. Our operating results for the twelve months ended December 31, 2007 consisted primarily of general and administrative expenses associated with insurance and third party professional, legal and accounting fees related to our periodic reporting requirements under the Securities Act of 1934. General and administrative expenses were $209,000 during the year ended December 31, 2007 and consisted primarily of insurance and professional and directors fees associated with activities of our board of directors.

Interest income net of interest expense was $3,000 during the year ended December 31, 2007, which is primarily attributable to the cash in an interest bearing account resulting from the investment in our operating partnership by our Advisor during 2006.

As a result of the above items, net loss for the year ended December 31, 2007 was ($133,000) or ($1,330) per basic and diluted share.

Liquidity and Capital Resources

We are dependent on our Advisor to fund our organization and offering activities. As of the date of this report, we are relying on our Advisor because we have not raised sufficient capital to pay these expenses and because the amount we can spend on organization and offering expenses (including sales commissions, dealer manager fee and due diligence expense allowance) is limited to 13.5% of the gross proceeds from this Offering. Our Advisor will pay those expenses on our behalf.  We will reimburse our Advisor for expenses paid on our behalf using the gross proceeds of this offering subject to the 13.5% limitation described above. Our Advisor will pay all of our organization and offering expenses which are in excess of the 13.5% limitation.

We will not rely on advances from our Advisor to acquire properties but our Advisor and its affiliates may loan funds to special purpose entities which may acquire properties on our behalf pending our raising sufficient proceeds from this offering to purchase the properties from the special purpose entity.

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

We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. During the offering period, we intend to use debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.  The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties.  However, we intend to reduce the percentage to fall within the 25% to 50% range no later than the end of this Offering.  Currently, we have no credit facilities in place, but intend to locate adequate debt financing as appropriate in conjunction with our investment policies. To the extent sufficient proceeds from this Offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that this Offering is not fully sold, our ability to diversify our investments may be diminished.

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

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital at the discretion of our board of directors

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2008. Under the Internal Revenue Code of 1986, we will not be subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.

Other Liquidity Needs

Property Acquisitions

We expect to purchase properties and have expenditures for capital improvements, tenant improvements and lease commissions in the next twelve months; however, those amounts cannot be estimated at this time. We cannot be certain however, that we will have sufficient funds to make any acquisitions or related capital expenditures.

Debt Service Requirements

As of December 31, 2007, we were not subject to any long term debt arrangements nor did we have commitments from any financial institutions to provide debt financing to us.

Contractual Obligations

As of December 31, 2007, we had no contractual obligations.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Although the real estate market has not been affected significantly by inflation in the recent past due to the relatively low inflation rate, we expect that the majority of our tenant leases will include provisions that would protect us to some extent from the impact of inflation. Where possible, our leases will include provisions for rent escalations and partial reimbursement to us of expenses. Our ability to include provisions in the leases that protect us against inflation is subject to competitive conditions that vary from market to market.

Potential Property Acquisitions

We are not currently considering any specific potential property acquisitions.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables, and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”).  Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which is included as a component of investments in real estate, is amortized to expense over the remaining lease term.

Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our condensed consolidated statements of operations.

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value will be charged to revenue.  If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense.

Evaluation of Possible Impairment of Real Property Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the our real estate assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

Revenue Recognition and Valuation of Receivables

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management will be required to determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Management will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable.

Income Taxes

We expect to make an election to be taxed as a REIT for federal income tax purposes beginning with its taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT, beginning with our taxable year ending December 31, 2008, and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT in subsequent tax years for federal income tax purposes.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007 and concluded that there was no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements to increase consistency and comparability of fair value measurements.  In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008). The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any; the adoption will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, is subject to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002. The efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors. We anticipate that additional changes may be made to our internal controls and procedures. Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the quarter ended December 31,2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Subject to the limitations notes above, our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operate at a reasonable assurance level.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have provided below certain information about our executive officers, directors and director nominees. Our directors serve for a term of one year or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office.  We intend to purchase key man life insurance to cover transition and replacement costs for our key executive officers.

Name	Age*	Positions
Terry G. Roussel	54	President, Chief Executive Officer and Director
Sharon C. Kaiser	63	Chief Financial Officer
Dominic J. Petrucci	43	Chief Operating Officer
Robert C. Peterson	48	Chief Investment Officer
Alfred J. Pizzurro	51	Senior Vice President and Secretary
Barry A. Chase	52	Director
Steven M. Pearson	59	Director
James M. Skorheim	56	Director
Vince T. Evans	52	Director

Terry G. Roussel is one of the founding stockholders of the Cornerstone-related entities that commenced operations in 1989. Mr. Roussel has been our President and Chief Executive Officer and a director since October 2006 and is the promoter of the company by initiating the founding and organizing of our business. Mr. Roussel is also the Chief Executive Officer and President of Cornerstone Core Properties REIT, Inc. and of Cornerstone Leveraged Realty Advisors, LLC, our Advisor. Since 1989, Mr. Roussel has served as the President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc., an affiliate of our Advisor. Mr. Roussel is also a principal and the majority shareholder of Pacific Cornerstone Capital, Inc., the dealer-manager for this offering. He is responsible for strategic planning and policy. Under Mr. Roussel’s direction, Cornerstone and its affiliates formed ten separate real estate investment funds and joint ventures. In 1993, Cornerstone and its affiliates became managing joint venture partner with Koll Capital Markets Group, Inc., a wholly owned subsidiary of Koll Management Services, Inc. (now owned by CB Richard Ellis).

As managing partner of the above-described funds and joint ventures, Cornerstone and its affiliates were responsible for the acquisition, operation, leasing, and disposition of all jointly owned properties between Cornerstone and Koll. In connection with acquiring properties for the account of these joint ventures, Mr. Roussel personally supervised the acquisition of each property, initiated and directed the business plan for each property, and arranged debt and equity financing for the acquisition of each property.

In 1985, Mr. Roussel started the Special Investments Group, a new division within Bank of America’s Capital Markets Group which provided real estate investment opportunities to the bank’s wealthiest private banking clients. Between 1980 and 1985, Mr. Roussel was employed by Bateman Eichler, Hill Richards, Inc., a regional securities firm headquartered in Los Angeles, California. In this capacity, Mr. Roussel was promoted to First Vice President and Manager of the partnership finance department where he was responsible for the due diligence and marketing of all publicly registered real estate funds offered by the firm.

Mr. Roussel graduated with honors from California State University at Fullerton in 1976 with a B.A. in Business Administration with a concentration in Accounting. Subsequent to graduation, Mr. Roussel joined the accounting firm of Arthur Andersen & Co. as an auditor and later transferred to the tax department of Arthur Young & Co., the predecessor firm to Ernst & Young. Mr. Roussel became a Certified Public Accountant in 1979.

Sharon C. Kaiser joined us in October 2006 as our Chief Financial Officer. She is also the Chief Financial Officer of the Advisor to Cornerstone Core Properties REIT, Inc. and in December 2006, she became the Chief Financial Officer of Cornerstone Leveraged Realty Advisors, LLC.  Ms. Kaiser is responsible for our finance and accounting.

Prior to joining the Cornerstone-related entities in July 2005, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc., an owner, manager and developer of regional shopping centers and the American subsidiary of the largest retail property group in the world by equity market capitalization.  From 1999 to 2002, Ms. Kaiser served as Chief Financial Officer of The StayWell Company, a subsidiary of Vivendi Universal, and from 1995 to 1999; she served as Chief Financial Officer and Senior Vice President of HemaCare Corporation, a publicly traded biomedical company. Her responsibilities included financial accounting and reporting, information technology, investor relations and human resources, as well as strategic planning and acquisition due diligence and integration.

Before joining HemaCare Corporation, Ms. Kaiser served as the Chief Financial Officer of a publicly-traded (AMEX) REIT sponsored by The Koll Company. She started her career with Arthur Andersen and Co., leaving as a senior manager.

Ms. Kaiser holds a Bachelor of Science degree in Business Administration from the University of Southern California and has been a Certified Public Accountant since 1981.

Dominic J. Petrucci became our Chief Operating Officer in October 2006 and is also the Chief Operating Officer of Cornerstone Core Properties REIT, Inc., our Advisor and Cornerstone Ventures, Inc. Mr. Petrucci is responsible for overseeing all our operations.

Prior to joining Cornerstone Ventures in 2002, Mr. Petrucci served since 1998 as Division President of Koll Development Company. In this capacity he managed the commercial real estate development activities for a 2,800,000 square foot portfolio. Mr. Petrucci’s responsibilities included business development, divisional oversight of operations and administration, and participation on Koll Development Company’s Executive Committee and Investment Committee.

Mr. Petrucci was a Vice President for Kitchell Development Company and Kitchell Corporation from 1996 to 1998. As Vice President for Kitchell Development Company, he oversaw Kitchell’s real estate development operations throughout the western United States. As Vice President — Finance for Kitchell Corporation, Mr. Petrucci provided total financial oversight of their domestic and international construction activities and managed the property management, financial services, human resources, and risk management departments for Kitchell ($300,000,000 annual revenues).

From 1990 until early 1996, Mr. Petrucci worked with the Koll organization in various capacities. He was Chief Financial Officer and Corporate Secretary for Koll Construction, Vice President — Finance for Koll International, and Group Controller for Koll Development. In his capacities with Kitchell and Koll, Mr. Petrucci was involved in the origination and restructuring of nearly $1,000,000,000 in debt and equity investments in addition to participation in the marketing and selling of nearly $300,000,000 of property.

Mr. Petrucci began his career in the real estate group at KPMG Peat Marwick in Los Angeles where he earned a Certified Public Accountant designation. Mr. Petrucci earned his Bachelor of Science degree in Commerce, with an accounting major from Rider University in Lawrenceville, New Jersey.

Robert C. Peterson has been our Chief Investment Officer and Chief Investment Officer of our Advisor since December 2006.  Since 2004, Mr. Peterson has also served as the Chief Investment Officer of Cornerstone Core Properties REIT, Inc. and of the Advisor of Cornerstone Core Properties REIT, Inc. In September 2005, Mr. Peterson joined Cornerstone Ventures, Inc. as a full-time employee.  Prior to joining Cornerstone Ventures, Inc. on a full-time basis, Mr. Peterson served as a consultant to Cornerstone Ventures, Inc. beginning in November 2004 and as a director of Cornerstone Ventures, Inc. since 1998.

Mr. Peterson is responsible for overseeing Cornerstone’s real estate activities including acquisitions, asset management and asset disposition.  In addition to Mr. Peterson’s employment with Cornerstone, from November 2003 through September 2005, Mr. Peterson was a principal with RCP Realty Advisors, a private real estate investment firm which acquired properties on behalf of high net worth individuals.  Mr. Peterson was previously Executive Vice President of Acquisitions and Dispositions for Koll Bren Schreiber Realty Advisors (“KBS”). In his capacity with KBS, Mr. Peterson was the individual responsible for identifying, underwriting, acquiring and disposing of real estate opportunities in the western half of the United States for KBS. Mr. Peterson was with KBS since its inception in 1992 until 2003.

From 1990 to 1992, he was an officer of Koll Management Services, Inc. (“Koll”), one of the largest managers and operators of commercial real estate in the United States. Mr. Peterson was instrumental in the formation of both the first joint venture between Koll and Cornerstone in 1993 and the second joint venture between Koll and Cornerstone in 1995.

Mr. Peterson has 24 years of real estate investment experience, including a diverse background in acquisitions, financing, and leasing through previous affiliations with Koll Management Services, Meyer Real Estate Advisors, VMS Realty, Inc. and Peat Marwick in Chicago.

Mr. Peterson earned a Certified Public Accountant (CPA) designation and is a Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and a licensed Real Estate Broker in the state of California. Mr. Peterson also holds a Bachelor’s Degree in Accounting from the University of Illinois.

Alfred J. Pizzurro has been our Senior Vice President and Secretary since December 2006. Mr. Pizzurro is also a Senior Vice President of Cornerstone Core Properties REIT, Inc. and our Advisor as well as a Senior Vice President, a Director and a principal of Cornerstone Ventures, Inc. and Pacific Cornerstone Capital, Inc., the dealer manager for this offering. Mr. Pizzurro joined Cornerstone Ventures, Inc. in April 1998 and has been the individual primarily responsible for Cornerstone Venture’s marketing and new business development activities since that time.

Between 1993 and 1998, Mr. Pizzurro was responsible for business development both domestically and internationally for The Joseph Company, a research and development company. From 1986 to 1992, he was the Director of Marketing for a regional real estate company. Mr. Pizzurro served as a helicopter pilot in the United States Marine Corps between 1979 and 1986 where he attained the rank of Captain.

Mr. Pizzurro received his Bachelor of Science Degree in Communications from Clarion University in 1978.

Barry A. Chase is one of our independent directors. He has been actively involved in the real estate industry since 1980.  Mr. Chase is the Co-Founder and Managing Principal of AVP advisors, a real estate investment management firm for institutional investors. From 2004 to present, Mr. Chase has worked for AVP advisors. From 2002 to 2003, Mr. Chase was a Principal of Platinum Capital advisors, and from 1998 to 2002, he was the Executive Vice President and the President of Koll Development Company’s Western Division, where he developed more than nine million square feet of office, industrial, retail and mixed-use projects.

Prior to joining the Koll Development Company, Mr. Chase held executive level positions with several nationally recognized real estate companies.  He served as the President of Cushman Investment and Development Company, and the Executive Vice President, General Counsel and member of the Board of Directors of Cushman Realty Corporation and as the Executive Vice President — Acquisitions of CT Realty Corporation.  Mr. Chase began his real estate career with Sunrise Investment, Inc.  As Executive Vice President and General Counsel of Sunrise, Mr. Chase was in charge of property acquisitions/dispositions and capital raising for the firm’s real estate private placements.  Mr. Chase attended California State University, Northridge and received his J.D. Degree from the University of San Fernando. He is an inactive member of the California State Bar.

Steven M. Pearson is one of our independent directors. He is the Executive Vice President and Chief Strategy Officer for DAUM Commercial Real Estate.  Mr. Pearson has been with DAUM since 1997 and serves as a key executive responsible for the planning and execution of the company’s growth initiatives.  Prior to his affiliation with DAUM, from July 1991 through May 1997, Mr. Pearson served as Senior Vice President of Coldwell Banker Commercial Affiliates, where he oversaw the design, development, and delivery of all commercial resources for Coldwell Banker.

Mr. Pearson’s background includes 15 years with CB Commercial in Denver, San Francisco and Newport Beach. During his tenure in Denver he was active in the local chapter of the National Association of Industrial and Office Parks (NAIOP) and served as a market expert for several Urban Land Institute (ULI) functions. In San Francisco, Mr. Pearson was a vice president for Coldwell Banker Investment Banking Services.  In this capacity, he focused on the analysis of recapitalization or disposition of larger real estate assets or asset portfolios of institutional owners - primarily industrial and office portfolios in Denver and Southern California. In Newport Beach, Mr. Pearson worked as an investment specialist focusing primarily on the analysis and sale of mid-sized institutional property for insurance companies, Savings and Loans, and the RTC.

James M. Skorheim is one of our independent directors. He is a CPA, an attorney at law, a Certified Valuation Analyst, a Certified Fraud Examiner and a Certified Forensic Accountant. Since 2005, he has served as a Principal of the firm Skorheim & Associates, an accountancy corporation specializing in financial analysis and valuation relation to commercial damages and losses.  From 2000 to 2005, Mr. Skorheim was a partner in the certified public accounting and business consulting firm of Moss Adams. LLP. Prior to that, he was a partner of Coleman & Grant and Deloitte & Touche LLP.

Mr. Skorheim has testified in over one hundred business litigation cases at both the federal and state levels on a variety of business and financial issues. He has also served as a mediator, arbitrator and accounting neutral in numerous matters. His professional background and experience includes the handling of accounting, tax, financial and estate planning, business consulting, business valuation, risk management and commercial insurance claims services for both small and fortune 500 companies and their owners and executives. Mr. Skorheim is a frequent lecturer on commercial damages and other financial topics. Mr. Skorheim also services as of Chairman of our Audit Committee.

Vince T. Evans is one of our independent directors. He is President of Inside Quarters Enterprises an organization providing professional development for urban consumers. From 1998 to 2003, Mr. Evans was an independent consultant to Majestic Realty Company’s development group focusing on urban inner-city projects.

Prior to his experience in commercial real estate development, Mr. Evans spent 16 years with the National Football League, including working with Commissioner Paul Tagliabue to bring National League Football to Los Angeles. Mr. Evans graduate from the University of Southern California where he was captain of the football team and 1977 Rose Bowl Most Valuable Player.

Audit Committee Financial Expert

The members of the Audit Committee are Barry A. Chase, Steven M. Pearson, James M. Skorheim, and Vince T. Evans, all of whom are independent directors. James M. Skorheim is our audit committee financial expert.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our directors and officers. We have filed the Code of Business Conduct and Ethics as an exhibit to this report.

All directors will receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors and committees.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are employees of our Advisor and its affiliates and are compensated by these entities, in part, for their services to us. See Item 13 for a discussion of the fees paid our Advisor and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our Advisor. Our chief executive officer, Mr. Roussel, manages and controls our Advisor, and through the Advisor, he is involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation paid to our directors during fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Terry Roussel (1)	$—	$—	$—
Barry A. Chase	7,000	—	7,000
Steven M. Pearson	8,000	—	8,000
James M. Skorheim	8,000	—	8,000
Vince T. Evans	4,000	—	4,000
	$27,000	—	$27,000

(1)     Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our directors who are not employees of our Advisor or its affiliates for attending board and committee meetings as follows:

•                  $3,000 per regularly scheduled board meeting attended in person or by teleconference;

•                  $1,000 per regularly scheduled committee meeting attended in person or by teleconference ($1,500 for the audit committee chairperson and $1,250 for other committee chairpersons); and

•                  $750 per special board meeting attended, whether held in person or by teleconference.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees.

Equity-Based Compensation

We have adopted an Employee and Director Long-Term Incentive Plan pursuant to which we may make share-based awards to our independent directors. To date, we have not issued any awards pursuant to this plan and we have no timetable for the grant of any awards under the plan. A description of the plan is set forth under Item 5 above.

Compensation Committee Interlocks and Insider Participation

Our compensation committee discharges the board’s responsibilities relating to compensation of our executives and directors, which are limited to administering grants of stock-based awards in accordance with the Employee and Director Long-Term Incentive Plan. The members of our compensation committee are Barry A. Chase, Steven M. Pearson, James M. Skorheim, and Vince T. Evans, all of whom are independent directors. To date, no stock-based awards have been issued and we have no current plan to issue any stock-based awards.

We have no compensation committee interlocks. A compensation committee interlock would occur if (i) one our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our compensation committee; (ii) one of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee; or (iii) one of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our stock as of the date of this prospectus. To our knowledge, the sole stockholder beneficially owns our stock, has sole voting power and sole power to convey the stock.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares (%)
Terry G. Roussel, President, Chief Executive Officer and Director	100	100.0
Sharon C. Kaiser, Chief Financial Officer	—	—
Dominic J. Petrucci, Chief Operating Officer	—	—
Robert C. Peterson, Chief Investment Officer	—	—
Alfred J. Pizzurro, Senior Vice President and Secretary	—	—
Barry A. Chase, Director	—	—
Steven M. Pearson, Director	—	—
James M. Skorheim, Director	—	—
Vince T. Evans, Director	—	—
All directors, director nominees and executive officers as a group	100	100.0%

(1) The address of the beneficial owner is 1920 Main Street, Suite 400, Irvine, California 92614.

The following table provides summary information about securities issuable under our equity compensation plan as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by security holders	—	—	5

Equity compensation plans not approved by security holders

Total	—	—	5

(1)          The number shares authorized for issuance pursuant to the Employee and Director Long-Term Incentive Plan is equal to 5% of our outstanding shares at any time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Advisor

Our Advisor is Cornerstone Leveraged Realty Advisors, LLC. Cornerstone Leveraged Realty Advisors, LLC is a recently organized limited liability company that was formed in the State of Delaware on October 17, 2006. Our Advisor has no operating history. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. At present, there is no affiliate of the Advisor that performs redevelopment or new development services. Affiliates of our Advisor, however, employ personnel with such relevant development experience.  In the future, affiliates of the Advisor may form a development entity to perform these services for us or we may hire third-party developers.

The executive officers of Cornerstone Leveraged Realty Advisors, LLC are as follows:

Name	Age	Positions
Terry G. Roussel	54	President and Chief Executive Officer
Sharon C. Kaiser	63	Chief Financial Officer
Dominic J. Petrucci	43	Chief Operating Officer
Robert C. Peterson	48	Chief Investment Officer
Alfred J. Pizzurro	51	Senior Vice President

Policy Regarding Related Transactions

In order to reduce or eliminate certain potential conflicts of interest, a majority of the members of our independent directors committee, approves all transactions between us and our Advisor or its affiliates.  Prior to entering into a transaction with an affiliate a majority of the independent directors committee must conclude that transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our independent directors committee is authorized to retain its own legal and financial Advisors at our expense and is empowered to act on any matter permitted under Maryland law provided that a majority of our independent directors first determine that the matter at issue is such that the exercise of independent judgment by our Advisor could reasonably be compromised.  Any conflict-of-interest matters that cannot be delegated to a committee under Maryland law must be acted upon by both the board of directors and a majority of our independent directors.

Certain Relationships

We will incur substantial fees and expenses in our organization and offering stage, our acquisition and operating stage and our property disposition stage. In most cases, these fees and expenses will be paid to our Advisor or its affiliates, including the dealer manager for our initial public offering.

All of the membership interests in our Advisor, Cornerstone Leveraged Realty Advisors, LLC, are owned by Cornerstone Industrial Properties, LLC, which also serves as the managing member of our Advisor. Cornerstone Ventures, Inc. is the managing member of Cornerstone Industrial Properties, LLC. Terry G. Roussel, our Chairman, Chief Executive Officer and President, is the Chief Executive Officer and a Director of our Advisor, as well as the President, Chief Executive Officer, a Director and the majority shareholder of Cornerstone Ventures, Inc. Mr. Roussel is also a principal and the majority shareholder of Pacific Cornerstone Capital, Inc., the dealer-manager for our initial public offering. Alfred J. Pizzurro, our Senior Vice President and Secretary is also a shareholder of Pacific Cornerstone Capital, Inc. and Cornerstone Ventures, Inc. We will pay fees to our Advisor for services provided to us pursuant to an Advisory agreement and will pay fees and commissions to Pacific Cornerstone Capital, Inc. the dealer-manager for our initial public offering pursuant to a Dealer Manager Agreement. The Advisory agreement and dealer manager agreement are included as exhibits to this report. The fees that we will pay to our Advisory and dealer manager are summarized below.

Offering Stage

•                  Sales commissions (payable to our dealer manager) up to 7% of gross offering proceeds from our primary offering, some or all of which may be re-allowed to participating brokers.

•                  Dealer manager fees (payable to our dealer manager) up to 3% of gross offering proceeds from our primary offering, some or all of which may be re-allowed to participating brokers.

•                  Reimbursements to our Advisor or its affiliates for organization and offering expenses (including bona fide due diligence expenses) expected to average between 2.5% and 3.5% of gross offering proceeds from our initial public offering.

Acquisition and Operating Stage

•                  Property acquisition fees (payable to our Advisor or its affiliates) equal to 2% of the cost of investments for acquisition, including any debt attributable to such investments.

•                  Reimbursement of acquisition expenses to our Advisor and its affiliates.

•                  Monthly asset management fees (payable to our Advisor) equal to one-twelfth of 1% of the book values of our assets invested, directly or indirectly, in real estate before non-cash reserves, plus direct and indirect costs and expenses incurred by our Advisor in providing asset management services.

•                  Development or Redevelopment fee (payable to our Advisor or its affiliates) in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project, however this fee will not be payable if our Advisor or any of its affiliates elects to receive an acquisition fee based on the cost of such development.

•                  Reimbursement of operating expenses including our Advisor’s direct and indirect cost of providing administrative services.

Listing/ Liquidation Stage

•                  Property disposition fees (payable to our Advisor or its affiliates), if our Advisor or its affiliates perform substantial services in connection with property sales, up to 3% of the price of the properties sold.

•                  After stockholders have received cumulative distributions equal to $10 per share (less any returns of capital) plus cumulative, non-compounded annual returns on net invested capital, our Advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized returns of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

•                  Upon termination of the Advisory agreement, our Advisor will receive the subordinated performance fee due upon termination. This fee ranges from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the Advisory agreement is terminated plus total dividends (other than stock dividends) paid prior to termination of the Advisory agreement exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus our liabilities plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

•                  In the event we list our stock for trading on a national securities exchange, our Advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranges from a low of 5% of the amount by which the market value of our common stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior dividends (other than stock dividends) exceeds the amount of invested capital plus annualized returns of 10% or more.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of our Audit Committee and the Independent Directors Committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The board of directors has determined that Barry A. Chase, Steven M. Pearson, James M. Skorheim, and Vince T. Evans each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of our company or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”),  has served as our independent registered public accounting firm from October 16, 2006 (date of inception) and has audited our financial statements for the years ended December 31, 2007 and 2006.

The following table lists the fees for services rendered by the independent registered public accounting firms for 2007 and 2006:

Services Provided	2007	2006
Audit Fees (1)	$32,000	$—
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$32,000	$—

(1) Audit fees billed in 2007 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2) Audit-related fees consist of financial accounting and reporting consultations.

(3) Tax services consist of tax compliance and tax planning and advice.

The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act and the rules and regulations of the SEC which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the Year Ended December 31, 2007 and Period from October 16, 2006 (date of inception) to December 31, 2006

Consolidated Statements of Stockholder’s Equity (Deficit) for the Year Ended December 31, 2007 and Period from October 16, 2006 (date of inception) to December 31, 2006

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and Period from October 16, 2006 (date of inception) to December 31, 2006

Notes to Financial Statements

(2)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cornerstone Growth & Income REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Growth & Income REIT, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the year ended December 31, 2007 and for the period from October 16, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Growth & Income REIT, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from October 16, 2006 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 14, 2008

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$85,000	$201,000
Prepaid expenses	73,000	—
Total assets	$158,000	$201,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$115,000	$—
Payable to related parties	48,000	—
Total liabilities	163,000	—

Minority interest	127,000	200,000

Commitments and contingencies (Note 8)

Stockholder’s equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 100 shares issued and outstanding at December 31, 2007 and 2006, respectively
Additional paid-in capital	1,000	1,000
Accumulated deficit	(133,000)	—
Total stockholder’s equity (deficit)	(132,000)	1,000
Total liabilities, minority interest and stockholder’s equity (deficit)	$158,000	$201,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2007 and Period From October 16, 2006 (date of inception) to December 31, 2006

	Year ended December 31,	October 16, 2006 (date of inception)
	2007	to December 31,2006
Revenues:
Rental revenues	$—	$—

Expenses:
General and administrative	209,000	—
	209,000	—

Operating loss	(209,000)	—

Interest income	6,000	—
Interest expense	(3,000)	—
Loss before minority interest	(206,000)	—

Minority interest	(73,000)	—
Net loss	$(133,000)	$—

Loss per share - basic and diluted	$(1,330)	$—
Weighted average number of common shares	100	100

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Year Ended December 31, 2007 and Period From October 16, 2006 (date of inception) to December 31, 2006

	Preferred Stock		Common Stock
		Preferred		Common	Additional
	Number of	Stock	Number of	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
BALANCE — October 16, 2006 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	100	—	1,000	—	1,000

BALANCE — December 31, 2006	—	—	100	—	1,000	—	1,000
Net loss	—	—	—	—	—	(133,000)	(133,000)
BALANCE — December 31, 2007	—	$—	100	$—	$1,000	$(133,000)	$(132,000)

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2007 and Period From October 16, 2006 (date of inception) to December 31, 2006

		October 16, 2006
		(date of inception)
	Year Ended December 31,	to December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(133,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(73,000)	—
Change in operating assets and liabilities:
Prepaid expenses	(73,000)	—
Payable to related parties	48,000	—
Accounts payable and accrued expenses	115,000	—
Net cash used in operating activities	(116,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,000
Minority interest contribution	—	200,000
Net cash provided by financing activities	—	201,000

Net (decrease) increase in cash and cash equivalents	(116,000)	201,000
Cash and cash equivalents - beginning of period	201,000	—
Cash and cash equivalents - end of period	$85,000	$201,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2007 and Period From October 16, 2006 (date of inception)—December 31, 2006

1.              Organization

Cornerstone Growth & Income REIT, Inc., a Maryland corporation, was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Advisor”), pursuant to an Advisory agreement.

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01. We will offer a minimum of 100,000 (the “Minimum Number of Shares”) and a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the our distribution reinvestment plan (collectively, the “Offering”).

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At December 31, 2007, we owned 0.50% general partner interest in the Operating Partnership while the Advisor owned a 99.50% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.              Public Offering

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective.  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.  As of December 31, 2007, we had not exceeded the $1,000,000 offering minimum and, therefore, had not accepted any subscriptions for shares in the offering.

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of December 31, 2007, we have not purchased any properties.

3.              Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations” (“FAS 141”).   The results of operations of acquired properties will be included in our Consolidated Statements of Operation after the date of acquisition.  Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building will be depreciated over an estimated useful life of 39 years.  The value of site improvements will be depreciated over an estimated useful life of 15-20 years.  The value of tenants improvements will be depreciated generally the shorter of lease term or useful life.

The purchase price will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which will be included as a component of investments in real estate, will be amortized to expense over the remaining lease term.

Acquired above and below market leases will be valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases will be amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our condensed consolidated statements of operations. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value will be charged to revenue.   If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense.

Impairment of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of certain assumptions in the future cash flows analysis would result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

Consolidation Considerations for Our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Revenue Recognition and Valuation of Receivables

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Since our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.

Depreciation of Real Property Assets

We will be required to make subjective assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our assets is expected to be charged to expense on a straight-line basis over the assigned useful lives.

Minority Interest in Consolidated Subsidiary

Due to our control through our general partnership interest in the Operating Partnership, the Operating Partnership is consolidated with us and the limited partner interest is reflected as minority interest in the accompanying balance sheets.

Income Taxes

We will be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with our taxable year ending December 31, 2008.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

During the year ended December 31, 2007, we generated a deferred tax asset of approximately $64,000. Because we intend to qualify as a REIT in 2008, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.

Fair Value of Financial Instruments

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, prepaid expenses, amounts due to related parties, accounts payable and accrued expenses. We consider the carrying values of cash and cash equivalents, prepaid expenses, amounts due to related parties, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected.

Per Share Data

We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any.

Net loss per share is calculated as follows:

	Year Ended December 31, 2007	October 16, 2006 (Inception date) to December 31, 2006
Net loss	$(133,000)	$—
Net loss per share — basic and diluted	$(1,330)	$—
Weighted average number of shares outstanding — basic and diluted	100	100

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2007 Employee and Director Incentive Stock Plan. See Note 6, Stockholder’s Equity.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.  157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements to increase consistency and comparability of fair value measurements.  In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases.  The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007(our fiscal year beginning January 1, 2008).  The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (SFAS 141(R)).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard may have an impact on the accounting for certain costs related to our future acquisitions.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any; the adoption will have on our financial position or results of operations.

4.              Payable to Related Parties

Payable to related parties represents amounts incurred by the Advisor for services provided to the Company of approximately $48,000 as of December 31, 2007.

5.              Minority Interest

Minority interest relates to our Advisor’s equity interest in the earnings/losses of the Operating Partnership.

6.              Stockholder’s Equity

Common Stock

Our articles of incorporation authorize 580,000,000 additional shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of December 31, 2007, we have issued 100 shares of common stocks for a total of $1,000 to Terry G. Roussel, an affiliate of the Advisor.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allow our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  At December 31, 2007, we have issued no shares under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors of ours. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time.

Upon our inception, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.   There had been none issued as of December 31, 2007.

Equity Compensation Plan Information

As of December 31, 2007, we had awarded no equity compensation.

7.               Related Party Transactions

Our company has no employees.  Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We have an Advisory agreement with the Advisor and a dealer manager agreement with PCC which entitle the Advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the rAdvisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of or Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of December 31, 2007, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.4 million (unaudited).

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

Management Fees.  The Advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principals in the United States of America (GAAP).  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  No asset management fees were incurred or paid to the Advisor in 2007 or 2006.

Operating Expenses. The Advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For year ended December 31, 2007 $41,000 of such costs were incurred.  No such costs were incurred in 2006.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Subordinated Participation Provisions.  The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

•                  After we pay stockholders cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded return, we will pay our Advisor a subordinated participation fee equal to a percentage of net cash flows.  The subordinated participation fee schedule is cumulative and set-up in a three-tier format.  We will pay our Advisor an amount equal to the following:

•                  5% of net cash flows remaining after we have paid our stockholders distributions equal to invested capital and an investor return of 6% or more but less than 8%; plus

•                  10% of net cash flows remaining after we have paid our stockholders distributions equal to invested capital and an   investor return of 8% or more but less than 10%; plus

•                  15% of net cash flows remaining after we have paid our stockholders distributions equal to invested capital and an investor return of 10%.

If we terminate the Advisory agreement for any reason other than a material, uncured breach by the Advisor or we fail to offer a renewal to the Advisor on substantially similar terms as the year prior, or the Advisor terminates the Advisory agreement because of a material, uncured breach by us, the Advisor will be entitled to an incentive fee in accordance with the schedule below. The subordinated performance fee is based on the excess of the appraised value of our assets less liabilities secured by our assets plus the amount of all prior distributions we have paid through the termination date over the sum of stockholders’ invested capital plus total distributions required to be made to the stockholders in order to pay the stockholders a certain percentage (as defined below) cumulative, non-compounded annual return from inception through the termination date. We will pay our Advisor an amount equal to the following:

•                  5% of the amount, if any, by which (a) the appraised value of our assets, less all debt secured by our assets, plus total distributions through the termination date exceeds (b) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay our stockholders an investor return of 6% but does not surpass (c) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay our stockholders an investor return of 8%; plus

•                  10% of the amount, if any, by which (a) the appraised value of our assets, less all debt secured by our assets, plus total distributions through the termination date exceeds (b) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 8% but does not surpass (c) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay our stockholders an investor return of 10%; plus

•                  15% of the amount, if any, by which (a) the appraised value of our assets, less all debt secured by our assets, plus total distributions through the termination date exceeds (b) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 10%; less

•                  Any prior payment to the Advisor of a subordinated share of cash flows.

This subordinated performance fee will be paid in the form of a promissory note.  Payment of this note will be deferred until we receive net proceeds from the sale of properties held at the termination date. If the promissory note has not been paid in full within five years from the termination date, then the Advisor may elect to convert the balance of the fee into shares of our common stock.

In the event we list our stock for trading, we are required to pay our Advisor a subordinated incentive listing fee. This fee equals a percentage of the amount by which the average “Market Value” of the shares issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed on a stock exchange plus all distributions we made before listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a specified percentage cumulative, non-compounded annual return to investors. We will pay our Advisor an amount equal to the following:

•                  5% of the amount, if any, by which (a) our Market Value plus total distributions through the listing date exceeds (b) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 6% but does not surpass (c) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 8% plus;

•                  10% of the amount, if any, by which (a) our Market Value plus total distributions through the listing date exceeds (b) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 8% but does not surpass (c) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 10%; plus

•                  15% of the amount, if any, by which (a) our Market Value plus total distributions through the listing date exceeds (b) the sum of capital invested by our stockholders plus total distributions required to be made to our stockholders in order to pay an investor return of 10%.

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The Advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  As of December 31, 2007 and 2006, no dealer manager fees and no sales commissions were incurred.

8.              Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us which if determined unfavorably to us would have a material adverse effect on our consolidated cash flows, financial condition or results of operations.

9.              Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues	$—	$—	$—	$—
Expenses	115,000	94,000	—	—
Operating loss	(115,000)	(94,000)	—	—

Minority interest	29,000	44,000	—	—

Net (loss) income	$(86,000)	$(51,000)	$2,000	$2,000

Net (loss) income per share — basic and diluted	$(860.00)	$(510.00)	$20.00	$20.00

Weighted average shares	100	100	100	100

The Company had no operations in 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Name	Title
Chief Executive Officer and Director
/s/ Terry G. Roussel	(Principal Executive Officer)
Terry G. Roussel
Chief Financial Officer (Principal
/s/ Sharon C. Kaiser	Financial and Accounting Officer)
Sharon C. Kaiser

/s/ Steven M Pearson	Director

/s/ Barry A. Chase	Director

/s/ James M. Skorheim	Director

/s/ Vince T. Evans	Director

EXHIBIT INDEX

Ex.	Description
1.1

Form of Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-139704) filed on July 16, 2007 (“Pre-Effective Amendment No. 3”)).

1.2

Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (Pre-Effective Amendment No. 2”)).

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-139704), filed on March 21, 2007).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on October 5, 2007)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 Pre-Effective Amendment No. 2).

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on October 5, 2007).

4.4	Escrow Agreement between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No 2).

10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No.3).

10.2	Form of Employee and Director Long-term Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3).

10.3	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2

14.1	Code of Business Conduct and Ethics (filed herewith).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).