Form 10-Q
period 2008-03-31
Cornerstone Growth & Income REIT, Inc.
filed 2008-05-09
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of April 30, 2008, there were 100 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$8,000	$85,000
Prepaid expenses	43,000	73,000
Total assets	$51,000	$158,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S DEFICIT

Accounts payable and accrued expenses	$50,000	$115,000
Payable to related party	203,000	48,000
Total liabilities	253,000	163,000

Minority interest	19,000	127,000

Commitments and contingencies (Note 6)

Stockholder’s deficit:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value; 580,000,000 shares authorized; 100 shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Additional paid-in capital	1,000	1,000
Accumulated deficit	(222,000)	(133,000)
Total stockholder’s deficit	(221,000)	(132,000)
Total liabilities, minority interest and stockholder’s deficit	$51,000	$158,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Revenues	$—	$—

Expenses
General and administrative	196,000	—
Operating loss	(196,000)	—

Interest (expense) income	(1,000)	2,000

Net (loss) income before minority interest	(197,000)	2,000
Minority interest	108,000	—

Net (loss) income	$(89,000)	$2,000

Per share amount:
Basic and diluted (loss) income allocable to common stockholder	$(890.00)	$200.00

Weighted average shares outstanding	100	100

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

For the Three Months Ended March 31, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Total
Balance – December 31, 2007	100	$-	$1,000	$(133,000)	$(132,000)
Net loss	—	—	—	(89,000)	(89,000)
Balance – March 31, 2008	100	$-	$1,000	$(222,000)	$(221,000)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash flows from operating activities
Net (loss) income	$(89,000)	$2,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Minority interest	(108,000)	—
Change in operating assets and liabilities:
Prepaid expenses	30,000	—
Accounts payable, accrued expenses and payable to related party	90,000	—
Net cash (used in) provided by operating activities	(77,000)	2,000

Net (decrease) increase in cash and cash equivalents	(77,000)	2,000

Cash and cash equivalents - beginning of period	85,000	201,000

Cash and cash equivalents - end of period	$8,000	$203,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1.	Organization

Cornerstone Growth & Income REIT, Inc. (formerly known as Cornerstone Institutional Growth REIT, Inc.), a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc and its consolidated subsidiary, except where context otherwise requires.

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

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering. As of March 31, 2008, no shares had been sold in the Offering.

We intend to invest the net proceeds from the Offering primarily in investment real estate including multi-tenant industrial real estate located in major metropolitan markets in the United States.  As of March 31, 2008, we have not purchased any properties nor contracted to purchase any properties.

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At March 31, 2008, we owned a 0.50% general partner interest in the Operating Partnership while our Advisor owned a 99.50% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations”.   The results of operations of acquired properties will be included in our consolidated statements of operations after the date of acquisition.  Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which will generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building will be depreciated over an estimated useful life of 39 years.  The value of site improvements will be depreciated over an estimated useful life of 15-20 years.  The value of tenant improvements will be depreciated generally over the shorter of lease term or useful life.

The purchase price will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which will be included as a component of investments in real estate, will be amortized to expense over the remaining lease term.

Acquired above and below market leases will be valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases will be amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our condensed consolidated statements of operations. Should a tenant terminate its lease, the unamortized portion of the above or below market lease value will be charged to revenue.   If a lease is terminated prior to its expiration, the unamortized portion of the tenant improvements, leasing commissions, and the in-place lease value will be immediately charged to expense.

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

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements.  Such projections require us to make assumptions regarding property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.  The use of assumptions in the future cash flows analysis may result in an incorrect assessment of the property’s future cash flows and fair value and could result in the overstatement of the carrying value of our real estate assets and net income if those assumptions ultimately prove to be incorrect.

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

Income Taxes

We will be electing to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2008.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

During the three months ended March 31, 2008, we generated a deferred tax asset of approximately $17,000. Because we intend to qualify as a REIT in 2008, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments. Cash is generally invested in investment-grade short-term instruments.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.

Fair Value of Financial Instruments

The SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", (“SFAS 107”) requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, prepaid expenses, amounts due to related parties, accounts payable and accrued expenses. We consider the carrying values of cash and cash equivalents, prepaid expenses, amounts due to related parties, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. On February 8, 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective beginning January 1, 2009, and all other aspects of SFAS 157 were effective as of January 1, 2008. We adopted SFAS 157 and FSP 157-1 on January 1, 2008 and the adoption had no material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008).  The adoption of this standard did not have a material effect on our consolidated financial statements.

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

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our financial position or results of operations.

3.	Payable to Related Parties

Payable to related parties represents amounts incurred by the Advisor for services provided to the Company of approximately $203,000 and $48,000 as of March 31, 2008 and December 31, 2007, respectively.

4.	Related Party Transactions

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of March 31, 2008, the Advisor and its affiliates had incurred on our behalf offering costs of approximately $2.4 million, substantially all of which was incurred prior to December 31, 2007. Organizational costs will be expensed as incurred and offering costs which will reduce net proceeds of our offering.  These costs are not recorded in the accompanying consolidated financial statements because the Company had not raised the $1,000,000 minimum offering amount as of  March 31, 2008 and therefore the Company was not obligated to reimburse the Advisor for organization and offering expenses as of such date.

Acquisition Fees and Expenses.  The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the costs of real estates assets acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the Minimum offering amount, and the balance will be paid at the time we acquire a property.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.

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

Management Fees.  The Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three months ended March 31, 2008 and 2007, the Advisor had not earned any asset management fees.

Operating Expenses. The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For three months ended March 31, 2008 and 2007, approximately $95,000 and $0, respectively, of such costs were reimbursed. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

5.	Stockholder’s Equity

Common Stock

Our articles of incorporation authorize the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of March 31, 2008 and December 31, 2007, we have issued 100 shares of common stock for a total of $1,000 to Terry G. Roussel, an affiliate of the Advisor.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  At March 31, 2008 and December 31, 2007, we have issued no shares under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

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

Upon our inception, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”),  which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.   There were no share-based payment awards granted or issued as of March 31, 2008 and December 31, 2007.

Equity Compensation Plan Information

As of March 31, 2008 and December 31, 2007, we had awarded no equity compensation.

6.	Commitments and Contingencies

Our advisor has informed us that the Financial Industry Regulatory Authority (“FINRA”) (formerly, NASD) is conducting a non-public inquiry of our affiliated dealer manager that is, we understand, focused on the private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  The inquiry is in the preliminary stage.  FINRA’s correspondence requesting document production states, “This inquiry should not be construed as an indication that the Enforcement Department or its staff has determined that any violations of federal securities laws or NASD, NYSE or MSRB rules have occurred.”  We have been advised that our dealer manager is responding to FINRA’s request for information and intends to continue to cooperate in the inquiry.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on our dealer manager that could adversely affect its effectiveness and ability to raise funds in this offering.

7.	Stock Repurchase Program

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

Our board of directors could amend, suspend or terminate the program at any time upon thirty (30) days prior notice to our stockholders.  Our stock repurchase program will have limitations and restrictions and may be cancelled at any time.  The stock repurchase price is subject to adjustment as determined from time to time by our board of directors. At no time will the stock repurchase price exceed the price at which we are offering our common stock for sale. The estimated value will be determined by our board of directors or a firm chosen by our board of directors.

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

8.  Subsequent Events

Status of our Offering

As of April 30, 2008, we had not accepted any subscriptions in our Offering for shares of our common stock.  We will not sell any shares in the Offering unless we receive and accept subscriptions for the Minimum Number of Shares (100,000) prior to October 1, 2008 from persons who are not affiliated with us or the Advisor.  Pending satisfaction of this condition, all subscription payments will be placed in an interest-bearing account held by an escrow agent for the benefit of the subscribers.  If we do not receive and accept subscriptions for the Minimum Number of Shares by October 1, 2008, we will promptly return all funds in the escrow account, including interest, to the subscribers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Company’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) the Company does not own any properties and does not have an operating history; (ii) the Company may be unable to sell the minimum number of shares to commence operations (100,000); (iii) suitable investment properties may not be available and (iv) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Overview

Cornerstone Growth & Income REIT, Inc. (formerly known as Cornerstone Institutional Growth REIT, Inc.), a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure. The Company’s year end is December 31. As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc. and its consolidated subsidiary, except where context otherwise requires.

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

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. As of March 31, 2008, we had not received any subscriptions for shares under our Offering.

At March 31, 2008, we had not commenced our intended operating activities, and accordingly, our results of operations the three months ended March 31, 2008 are not indicative of those expected in future periods.

We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC (the “Advisor”).

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We will not rely on advances from our Advisor to acquire properties but our Advisor and its affiliates may loan funds to special purposes entities which may acquire properties on our behalf pending our raising of sufficient proceeds from our Offering to purchase the properties from the special purpose entity.

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

Contractual Obligations

As of March 31, 2008, we had no contractual obligations or commercial commitments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.  The Company invests its cash and cash equivalents in FDIC insured savings account which, by its nature, is subject to interest rate fluctuations.   As of March 31, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.

Item 4(T).  Controls and Procedures

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Subject to the limitations notes above, our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the period ended March 31, 2008. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operate at a reasonable assurance level.

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

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risks factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of May 2008.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)