Form 10-Q
period 2008-06-30
Cornerstone Growth & Income REIT, Inc.
filed 2008-08-13
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
☒ Yes     ☐ No

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
☐ Yes    ☒ No

As of July 31, 2008, there were 100 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$5,000	$85,000
Prepaid expenses	12,000	73,000
Total assets	$17,000	$158,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S DEFICIT

Accounts payable and accrued expenses	$34,000	$115,000
Payable to related party (Note 3)	362,000	48,000
Total liabilities	396,000	163,000

Minority interest	-	127,000

Commitments and contingencies (Note 6)

Stockholder’s deficit:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value; 580,000,000 shares authorized; 100 shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	1,000	1,000
Accumulated deficit	(380,000)	(133,000)
Total stockholder’s deficit	(379,000)	(132,000)
Total liabilities, minority interest and stockholder’s deficit	$17,000	$158,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Expenses
General and administrative	177,000	-	373,000	-
	177,000	-	373,000	-
Operating loss	(177,000)	-	(373,000)	-

Interest income (expense)	-	2,000	(1,000)	4,000

Net (loss) income before minority interest	(177,000)	2,000	(374,000)	4,000
Minority interest	19,000	-	127,000	-

Net (loss) income	$(158,000)	$2,000	$(247,000)	$4,000

Per share amount :
Basic and diluted (loss) income allocable to common stockholder	$(1,580.00)	$20.00	$(2,470.00)	$40.00

Weighted average number of common shares	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

For the Six Months Ended June 30, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Total
Balance – December 31, 2007	100	$-	$1,000	$(133,000)	$(132,000)
Net loss	—	—	—	(247,000)	(247,000)
Balance – June 30, 2008	100	$-	$1,000	$(380,000)	$(379,000)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash flows from operating activities
Net (loss) income	$(247,000)	$4,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Minority interest	(127,000)	—
Change in operating assets and liabilities:
Interest receivable		(1,000)
Prepaid expenses	61,000	—
Accounts payable, accrued expenses and payable to related party	233,000	—
Net cash (used in) provided by operating activities	(80,000)	3,000

Net (decrease) increase in cash and cash equivalents	(80,000)	3,000

Cash and cash equivalents - beginning of period	85,000	201,000

Cash and cash equivalents - end of period	$5,000	$204,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective. We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.  On June 20, 2008, we amended our registration statement to expand our investment strategy to include opportunities for investment in healthcare and net-leased retail properties.  Upon effectiveness of this amendment, we commenced our offering.  As of June 30, 2008 we had not yet received aggregate subscriptions exceeding the minimum offering amount and, accordingly, no shares had been sold in the offering.

We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.  As of June 30, 2008, we have not purchased any properties nor contracted to purchase any properties.

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At June 30, 2008, we owned a 0.50% general partner interest in the Operating Partnership while our Advisor owned a 99.50% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.   Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations.”  The results of operations of acquired properties will be included in our consolidated statements of operations after the date of acquisition.  Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which will generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building will be depreciated over an estimated useful life of 39 years.  The value of site improvements will be depreciated over an estimated useful life of 15-20 years.  The value of tenant improvements will be depreciated generally over the shorter of lease term or useful life.

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

Impairment of Real Estate Assets

Management will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures, may not be recoverable.  When indicators of potential impairment are present that indicate the carrying amounts of real estate assets may not be recoverable, we will assess the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition.  In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate assets to the fair value and recognize an impairment loss.

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

Consolidation Considerations for our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We will evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

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

As of  June 30, 2008, no shares had been sold in the Offering.  We have purchased no properties and have generated no income.  As of June 30, 2008, the limited partner’s share of Operating Partnership losses exceeded its investments.  The limited partner has no obligation to fund Operating Partnership losses.

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

During the six months ended June 30, 2008, we generated a deferred tax asset of approximately $46,000.  Because we intend to qualify as a REIT in 2008, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement.  On February 8, 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157.  On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective beginning January 1, 2009, and all other aspects of SFAS 157 were effective as of January 1, 2008.  We adopted SFAS 157 and FSP 157-1 on January 1, 2008 and the adoption had no material impact on our consolidated financial statements.

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

In December 2007, FASB issued Statements No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51. SFAS 160’s objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of non-controlling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and non-controlling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS  141(R).  FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets.  It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist.  In addition to the required disclosures under SFAS No. 142, FSP FAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date.  Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

3.	Payable to Related Party

Payable to related party represents amounts incurred by the Advisor for costs incurred on behalf of and services provided to the Company of approximately $362,000 and $48,000 as of June 30, 2008 and December 31, 2007, respectively.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of June 30, 2008, the Advisor and its affiliates had incurred on our behalf offering costs of approximately $2.6 million, substantially all of which was incurred prior to December 31, 2007. Organizational costs will be expensed as incurred and offering costs which will reduce net proceeds of our offering.  These costs are not recorded in the accompanying consolidated financial statements because the Company had not raised the $1,000,000 minimum offering amount as of  June 30, 2008 and therefore the Company was not obligated to reimburse the Advisor for organization and offering expenses as of such date.

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

Management Fees.  The Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three and six months ended June 30 , 2008 and 2007, the Advisor had not earned any asset management fees.

Operating Expenses. The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For three and six months ended June 30, 2008, approximately $95,000 and $190,000, respectively, of such costs were incurred.  For the three and six months ended June 30, 2007, none of such costs were incurred.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Common Stock

Our articles of incorporation authorize the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of June 30, 2008 and December 31, 2007, we had issued 100 shares of common stock for a total of $1,000 to Terry G. Roussel, an affiliate of the Advisor.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  At June 30, 2008 and December 31, 2007, we had issued no shares under the distribution reinvestment plan.  We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

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

Upon our inception, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”),  which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  There were no share-based payment awards granted or issued as of June 30, 2008 and December 31, 2007.

Equity Compensation Plan Information

As of June 30, 2008 and December 31, 2007, we had awarded no equity-based compensation.

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

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this inquiry, FINRA has the authority to impose sanctions on our dealer manager that could adversely affect its effectiveness and ability to raise funds in our  offering.

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

Status of our Offering

As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which is sufficient to satisfy the minimum offering amount in all states except Minnesota, New York, and Pennsylvania.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Company’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to:  (i) the Company does not own any properties and does not have an operating history; (ii) suitable investment properties may not be available and (iii) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective.  On June 20, 2008, we amended our registration statement to expand our investment strategy to include opportunities for investment in healthcare and net-leased retail properties.  Upon effectiveness of this amendment, we commenced our offering.  As of June 30, 2008, we had not sold any shares under our Offering.

At June 30, 2008, we had not commenced our intended operating activities, and accordingly, our results of operations the three and six months ended June 30, 2008 are not indicative of those expected in future periods.

As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which is sufficient to satisfy the minimum offering amount in all states except Minnesota, New York, and Pennsylvania.

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

We intend to own our core plus properties with low to moderate levels of debt financing.  We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments.  During the offering period, we intend to use debt financing to facilitate our acquisitions of properties in anticipation of receipt of offering proceeds.  The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties.  However, we intend to reduce the percentage to fall within the 40% to 50% range no later than the end of the Offering.  Currently, we have no credit facilities in place, but intend to locate adequate debt financing as appropriate consistent with our investment policies. To the extent sufficient proceeds from the Offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.

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

Contractual Obligations

As of June 30, 2008, we had no contractual obligations or commercial commitments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.  The Company invests its cash and cash equivalents in FDIC insured savings account which, by its nature, is subject to interest rate fluctuations.  As of June 30, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Subject to the limitations notes above, our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the period ended June 30, 2008.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operate at a reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2008.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)