Form 10-Q
period 2008-09-30
Cornerstone Growth & Income REIT, Inc.
filed 2008-11-10
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

As of October 31, 2008, there were approximately 755,874 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$3,824,000	$85,000
Prepaid expenses and other assets	2,000	73,000
Total assets	$3,826,000	$158,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$46,000	$115,000
Payable to related parties (Note 4)	2,629,000	48,000
Distributions payable	24,000	-
Total liabilities	2,699,000	163,000

Minority interest	-	127,000

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 511,578 and 100 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5,000	-
Additional paid-in capital	1,892,000	1,000
Accumulated deficit	(770,000)	(133,000)
Total stockholders’ equity (deficit)	1,127,000	(132,000)
Total liabilities, minority interest and stockholders’ equity (deficit)	$3,826,000	$158,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Expenses
General and administrative	287,000	94,000	660,000	95,000
Real estate acquisitions costs	102,000	-	102,000	-
Operating loss	(389,000)	(94,000)	(762,000)	(95,000)

Interest income, net	2,000	-	1,000	4,000

Net loss before minority interest	(387,000)	(94,000)	(761,000)	(91,000)
Minority interest	3,000	(43,000)	(124,000)	(44,000)

Net loss	$(390,000)	$(51,000)	$(637,000)	$(47,000)

Per share amount :
Basic and diluted loss allocable to common stockholders	$(3.62)	$(510.00)	$(44.08)	$(470.00)

Weighted average number of common shares	107,743	100	14,452	100

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Total
Balance – December 31, 2007	100	$-	$1,000	$(133,000)	$(132,000)
Issuance of common stock	511,478	5,000	5,110,000	-	5,115,000
Offering costs			(3,187,000)		(3,187,000)
Distributions			(32,000)		(32,000)
Net loss	—	—	—	(637,000)	(637,000)
Balance – September 30, 2008	511,578	$5,000	$1,892,000	$(770,000)	$1,127,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(637,000)	$(47,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(124,000)	(44,000)
Change in operating assets and liabilities:
Prepaid expenses and other	71,000	(105,000)
Payable to related parties	79,000	32,000
Accounts payable and accrued expenses	(69,000)	109,000
Net cash used in operating activities	(680,000)	(55,000)

Cash flows from financing activities
Issuance of common stock	5,109,000	-
Offering costs	(685,000)	-
Distribution paid to minority interests	(3,000)	-
Distributions paid	(2,000)	-
Net cash provided by financing activities	4,419,000	-

Net increase (decrease) in cash and cash equivalents	3,739,000	(55,000)

Cash and cash equivalents - beginning of period	85,000	201,000

Cash and cash equivalents - end of period	$3,824,000	$146,000

Supplemental disclosure on non-cash financing and investing activities

Distributions declared not paid	24,000	-
Distributions reinvested	6,000	-
Payable to related parties	2,502,000	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(UNAUDITED)

1.	Organization

Cornerstone Growth & Income REIT, Inc. a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure.  The Company’s year end is December 31.  As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc and its consolidated subsidiary, except where context otherwise requires.

Our advisor is Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company (the “Advisor”), formed on October 16, 2006, and an affiliate of us.  The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement.

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At September 30, 2008, we owned approximately 96.2% general partner interest in the Operating Partnership while our Advisor owned approximately 3.8% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All inter company accounts and transactions have been eliminated in consolidation.

2.	Public Offering

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $.01 and 20,000,000 shares of preferred stock with a par value of $.01. We are offering a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the distribution reinvestment plan (collectively, the “Offering”).

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective.  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.

On June 20, 2008, we filed a post-effective amendment to the registration statement relating to our initial public offering in order to expand our investment strategy to include, in addition to multi-tenant industrial properties, potential investments in healthcare and net-leased retail properties. Upon the effective date of the post-effective amendment, we began accepting subscriptions into escrow. As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania. On August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York, which have minimum offering amounts of $2.5 million, and Pennsylvania, which has a minimum offering amount of $20.0 million. As of August 29, 2008, we had sold more than $2.5 million of stock to the public.  Accordingly, we broke escrow on August 29, 2008 with respect to Minnesota and New York.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.  As of September 30, 2008, we have not purchased any properties nor contracted to purchase any properties.

As of September 30, 2008, a total of approximately 510,895 shares of our common stock had been sold for aggregate gross proceeds of approximately $5.1 million.

3.	Summary of Significant Accounting Policies

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Interim results of operations are not necessarily indicative of the results to be expected for the full year.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on our 2007 Annual Report on Form 10-K, as filed with the SEC.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Real Estate

We will account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.”  The results of operations of acquired properties will be included in our consolidated statements of operations after the date of acquisition.  Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which will generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant.  The value of the building will generally be depreciated over an estimated useful life of 39 years.  The value of site improvements will generally be depreciated over an estimated useful life of 15-20 years.  The value of tenant improvements will be depreciated generally over the shorter of lease term or useful life.

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

As of September 30, 2008, the limited partner’s share of Operating Partnership losses exceeded its investments.  The limited partner has no obligation to fund Operating Partnership losses.

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

During the nine months ended September 30, 2008, we generated a deferred tax asset of approximately $138,000.  Because we intend to qualify as a REIT in 2008, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments.  Cash is generally invested in investment-grade short-term instruments.  We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution.  On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President' signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. As of September 30, 2008 we had cash accounts in excess of FDIC insured limits.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. Real estate acquisition costs have been expensed as incurred in anticipation of our adoption of SFAS 141(R) effective January 1, 2009.

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

4.	Payable to Related Parties

Payable to related parties at September 30, 2008 and December 31, 2007 consists of offering costs, acquisition fees and expense reimbursements payable to our Advisor, and broker dealer management fees payable to PCC.

5.	Related Party Transactions

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.   Organizational costs will be expensed as incurred and offering costs which will reduce net proceeds of our offering.  As of September 30, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million, including approximately $87,000 of organizational costs that have been expensed and approximately $2.7 of offering costs which reduce net proceeds of our offering. As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.4 million

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the costs of real estate assets acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the minimum offering amount, and the balance will be paid at the time we acquire a property.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.  In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three and nine months ended September 30, 2008 and 2007, the advisor was paid approximately $102,000 and $0 in acquisition fees, respectively, which was expensed as incurred in anticipation of our adoption of SFAS 141 (R) effective January 1, 2009.

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

Management Fees.  The Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three and nine months ended September 30, 2008 and 2007, the Advisor had not earned any asset management fees.

Operating Expenses. The advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For three and nine months ended September 30, 2008, approximately $119,000 and $309,000, respectively, of such costs were incurred.  For three and nine months ended September 30, 2007, approximately $33,000 and $0 of such costs respectively, were reimbursed.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Subordinated Participation Provisions.  The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

•
After we pay stockholders cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded return, the advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized return of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as dealer manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The dealer manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the three and nine months ended September 30, 2008, our dealer manager earned sales commission and dealer manager fee of approximately $506,000. For the three and nine months ended September 30, 2007, our dealer manager did not earn any sales commission and dealer manager fee.

6.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of September 30, 2008, we have approximately 511,578 shares of common stock outstanding for a total gross proceeds of approximately $5.1 million, of which, 583 shares were issued under the distribution reinvestment plan.  As of December 31, 2007, we had issued 100 shares of common stock for a total of $1,000 to Terry G. Roussel, an affiliate of the Advisor.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.   As of September 30, 2008 and December 31, 2007, approximately 583 and 0 shares, respectively, had been issued under the distribution reinvestment plan.  We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

The following are the distributions declared during the first, second and third quarters of 2007 and 2008:

Distribution Declared
Period	Cash	Reinvested	Total

First quarter 2007	$-	$-	$-
Second quarter 2007	-	-	-
Third quarter 2007	-	-	-

First quarter 2008	-	-	-
Second quarter 2008	-	-	-
Third quarter 2008	14,000	18,000	32,000

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

Upon our inception, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”),  which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  There were no share-based payment awards granted or issued as of September 30, 2008 and December 31, 2007.

7.	Commitments and Contingencies

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

8.	Stock Repurchase Program

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s financial statements and notes thereto contained elsewhere in this report.  Certain statements in this section and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to risks and other factors that may cause the Company’s future results of operations to be materially different than those expressed or implied herein.  Some of these risks and other factors include, but are not limited to: (i) the Company does not own any properties and does not have an operating history; (ii) suitable investment properties may not be available and (iii) adverse changes to the general economy may disrupt operations.  All forward-looking statements should be read in light of the risks identified in Part II, Item 1A herein and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Overview

Cornerstone Growth & Income REIT, Inc. , a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  The Company is newly formed and is subject to the general risks associated with a start-up enterprise, including the risk of business failure.  The Company’s year end is December 31.  As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc. and its consolidated subsidiary, except where context otherwise requires.

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder.  Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  We are offering a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the distribution reinvestment plan (collectively, the “Offering”).

On August 10, 2007, the Securities and Exchange Commission (“SEC”) declared our registration statement effective.  We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering.

On June 20, 2008, we filed a post-effective amendment to the registration statement relating to our initial public offering in order to expand our investment strategy to include, in addition to multi-tenant industrial properties, potential investments in healthcare and net-leased retail properties. Upon the effective date of the post-effective amendment, we began accepting subscriptions into escrow. As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania. On August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York, which have minimum offering amounts of $2.5 million, and Pennsylvania, which has a minimum offering amount of $20.0 million. As of August 29, 2008, we had sold more than $2.5 million of stock to the public.  Accordingly, we broke escrow on August 29, 2008 with respect to Minnesota and New York.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.  As of September 30, 2008, we have not purchased any properties nor contracted to purchase any properties.

At September 30, 2008, we had not commenced our intended operating activities, and accordingly, our results of operations for the three and nine months ended September 30, 2008 are not indicative of those expected in future periods.

We have no employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC (the “Advisor”).

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Factors That May Influence Future Results of Operations

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the energy costs,  and the availability and cost of credit, have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit may continue to be adversely affected by illiquid credit markets.

Results of Operations

The Company has not commenced active operations as of the date of this report.  Operating results in future periods will depend on the results of the operation of the real estate properties that are acquired by the Company.   The Company did not engage in any operations and, accordingly, had no income no property expenses.

For the three and nine months ended September 30, 2008 and 2007, the Company engaged only in activities related to its stock offering, which commenced in August 2007.

Three months ended September 30, 2008 and 2007

General and administrative expenses increased to $287,000 from $94,000 for the comparable period of 2007.   The increase is due primarily to a full three months of stock offering activities in 2008 compare to only two months of stock offering activities in 2007. Real estate acquisition costs increased to $102,000 from $0 for the comparable period of 2007.  The increase is due primarily to acquisition-related fees paid to our Advisor subsequent to us reaching the minimum offering amount on August 10, 2008.

Nine months ended September 30, 2008 and 2007

General and administrative expenses for the nine months ended September 30, 2008 increased to $660,000 from $95,000 for the comparable period of 2007.  The increase is due primarily to a full nine months of stock offering activities in 2008 compare to only two months of stock offering activities in 2007. Real estate acquisition costs increased to $102,000 from $0 for the comparable period of 2007.  The increase is due primarily to acquisition-related fees paid to our Advisor subsequent to us reaching the minimum offering amount on August 10, 2008.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, operating expenses, including interest expense on any outstanding indebtedness, distributions and for the repayment of notes payable.

As of September 30, 2008, we had approximately $3.8 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

Until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the nine months ended September 30, 2008, distributions to stockholders were paid from proceeds of our offering in anticipation of future cash flow.

We are dependent on our Advisor to fund our organization and offering activities.  As of the date of this report , we are relying on our Advisor because we have not raised sufficient capital to pay these expenses and because the amount we can spend on organization and offering expenses (including sales commissions, dealer manager fee and due diligence expense allowance) is limited to 13.5% of the gross proceeds from the Offering.  Our Advisor will pay those expenses on our behalf.  We will reimburse our Advisor for expenses paid on our behalf using the gross proceeds of the Offering subject to the 13.5% limitation described above.  Our Advisor will pay all of our organization and offering expenses which are in excess of the 13.5% limitation.  We will repay our Advisor for expenses paid on our behalf using the gross proceeds of our Offering but in no event will we have to reimburse our Advisor for organization and offering expenses, (excluding sales commissions dealer manager fee and due diligence expense allowance) totaling in excess of 3.5% of the gross proceeds from our Offering.  As of September 30, 2008, our advisor had incurred approximately $2.8 million of organization and offering costs on our behalf.  Of this amount, we have reimbursed approximately $175,000 to our advisor.  Our advisor will not charge us interest on these advances.  We will not rely on advances from our Advisor to acquire properties but our Advisor and its affiliates may loan funds to special purposes entities which may acquire properties on our behalf pending our raising of sufficient proceeds from our Offering to purchase the properties from the special purpose entity.

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

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Contractual Obligations

As of September 30, 2008, we had no contractual obligations or commercial commitments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.  The Company invests its cash and cash equivalents in FDIC insured savings account which, by its nature, is subject to interest rate fluctuations.  As of September 30, 2008, a 1% increase or decrease in interest rates would have no material effect on our interest income.

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

We are in the process of developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002.  The efficacy of the steps we have taken to date and steps we are still in the process of completing are subject to continued management review supported by confirmation and testing by management.  We anticipate that additional changes may be made to our internal controls and procedures.  Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Subject to the limitations notes above, our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the period ended September 30, 2008.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objectives for which they were designed and operate at a reasonable assurance level.

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

The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments and our ongoing results operations.

Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our future  portfolio.  The current downturn may impact our future tenants’ business operations directly, reducing their ability to pay base rent, percentage rent or other charges due to us.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to obtain new lines of credit or refinance existing debt, when debt financing is available at all.  We rely on debt financing to finance our properties and we expect to continue to use debt to acquire properties and other real estate-related investments.

The occurrence of these events could have the following negative effects on us:

•	the values of our future investments in commercial properties could decrease below the amounts we paid for the investments; and

•	revenues from our future properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	we may not be able to refinance our future indebtedness or to obtain additional debt financing on attractive terms.

These factors could impair our ability to make distributions to you and decrease the value of your investment in us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on August 10, 2007 and has not terminated.    As of September 30, 2008, we had sold approximately 510,895 shares of common stock in our ongoing offering and raised gross offering proceeds of approximately $5.1 million.  From this amount, we incurred approximately $0.5 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $0.1 million in acquisition fees payable to our advisor.  We have not acquired any properties as of September 30, 2008.

As of September 30, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million which reduce net proceeds of our offering.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November 2008.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)