Form 10-K
period 2008-12-31
Cornerstone Growth & Income REIT, Inc.
filed 2009-03-17
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒

As of June 30, 2008 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrants common stock held by non-affiliates was $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of March 6, 2009, there were approximately 1,369,922 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2009, into Part III of this Form 10-K to the extent stated herein.

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

Accordingly, there can be no assurance that our expectations will be realized.

Factors which may cause actual results to differ materially from current expectations include, but are not limited to:
•	Continuation of the economic and credit crisis;
•	National and local economic and business conditions;
•	General and local real estate conditions;
•	The impairment in the value of real property due to general and local real estate conditions;
•	Changes in federal, state and local governmental laws and regulations and
•	The availability of and costs associated with sources of liquidity.

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

ITEM 1.  BUSINESS

Our Company

Cornerstone Growth & Income REIT, Inc., a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to qualify as a real estate investment trust (REIT) for federal tax purposes.  As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc and its consolidated subsidiary, except where context otherwise requires. We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Our year end is December 31.

On November 14, 2006, Terry G. Roussel, our President and CEO, purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01. In our ongoing initial public offering, we are offering a minimum of 100,000 (the “Minimum Number of Shares”) and a maximum of 50,000,000 shares of common stock, consisting of 40,000,000 shares for sale to the public (the “Primary Offering”) and 10,000,000 shares for sale pursuant to the our distribution reinvestment plan (collectively, the “Offering”). We have retained Pacific Cornerstone Capital, Inc, an affiliate of our external advisor, to serve as the dealer manager for the Offering.

We began accepting subscriptions in our Offering on June 20, 2008. As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania. On August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York, which have minimum offering amounts of $2.5 million, and Pennsylvania, which has a minimum offering amount of $20.0 million. On August 29, 2008, after selling more than $2.5 million of stock to the public, we broke escrow with respect to Minnesota and New York subscriptions.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.

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

Our external advisor, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company (our “Advisor”), was formed on October 16, 2006 for the purpose of acting as our advisor and is an affiliate of ours. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement.  Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the advisory agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  Currently, we have no direct employees and all management and administrative personnel responsible for conducting our business are employed by our Advisor and its affiliates.

Our Advisor has entered into agreements with Servant Investments, LLC and Servant Healthcare Investments, LLC, Florida based real estate operating companies. Under the terms of these agreements Servant Investments and Servant Healthcare Investments (collectively “Servant”) will provide real estate acquisition and portfolio management services to our Advisor in connection with healthcare and net-leased retail properties acquired by the Company in specified geographic areas.

As of December 31, 2008, a total of approximately 1.1 million shares of our common stock had been sold for aggregate gross proceeds of approximately $10.5 million.  This excludes shares issued under the distribution reinvestment plan.

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

We intend to use the net proceeds of the Offering to primarily invest in existing leased properties as well as other properties where we believe there are opportunities to enhance cash flow and value. There is no assurance that we will attain these objectives or that our capital will not decrease. We may not change our investment strategies described below except upon approval of the independent directors committee. Decisions relating to the purchase or sale of properties will be made by our Advisor, subject to approval by our board of directors.

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

Our objective is to acquire a long-term stabilized portfolio of real estate properties from the proceeds of this offering that consists of at least 50% core plus properties. We may acquire value-added and opportunistic properties.  During the early part of our acquisition phase, we may utilize offering proceeds to acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions.

Healthcare real estate includes a variety of products, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities and outpatient centers. In 2007, 18% of the GDP of the United States, was spent on healthcare needs, according to the National Coalition on Healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance.  A diversified portfolio of healthcare property types, minimizes risks associated with third-party payors, such as Medicare and Medicaid.

Multi-tenant industrial properties generally offer a combination of both warehouse and office space adaptable to a broad range of tenants and uses, and typically cater to local and regional businesses. Multi-tenant industrial properties comprise one of the major segments of the commercial real estate market and tenants in these properties come from a broad spectrum of industries including light manufacturing, assembly, distribution, import/export, general contractors, telecommunications, general office/warehouse, wholesale, service, high-tech and other fields. These properties diversify revenue by generating rental income from multiple businesses in a variety of industries.

Net-leased retail real estate includes restaurant and retail petroleum properties. These real estate investments offer attractive returns while mitigating investor risk by targeting established brands, seasoned operators and locations priced at or below replacement costs. Extensive  pre-acquisition due diligence focuses on strong unit-level economics and in-depth market studies to categorize default risk. Credit enhancements, combined with aggressive risk and asset management, further mitigate investment risk.

Our advisor believes that investment opportunities in healthcare, multi-tenant industrial and net-leased retail properties are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge, experience in specific geographic areas, industry expertise and established relationships with operators of these property types.

Although we intend to focus on acquiring and developing a portfolio of healthcare, industrial and net-leased retail properties, we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives.  Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of net proceeds from this offering that we must allocate to investment in any specific type of property.  We do not expect to engage in the underwriting of securities of other issuers.

Acquisition Policies

Core Plus Properties

We expect to use a significant portion of the net proceeds from the Offering to invest at least 50% of our long-term stabilized asset portfolio in “core plus,” investment grade properties that are:

•	owned and operated with a low to moderate level of permanent mortgage financing;

•	of a high-quality and currently producing income;

•	located in U.S real estate markets with high barriers to entry for new competitive product;

•
leased to a diversified tenant base, though we are not restricted from investing in properties occupied by a single tenant if the property meets other key investment criteria or to a single tenant/operator for certain healthcare and net-leased retail properties; and

•	leased on terms that generally allow for annual rental increases.

Value-Added and Opportunistic Properties

Value-Added Properties

We may acquire “value-added” properties, which include properties that are currently under construction and/or have existing building structures in need of redevelopment, re-leasing or repositioning.  We may acquire properties with low occupancy rates or vacant properties when we believe our leasing or development efforts could add significant value.  We expect most of our value-added properties will be located in in-fill locations within our target markets with high barriers to entry.  We may seek to acquire a portion of our value-added properties through joint ventures with large institutional partners, but we are not obligated to do so.  Our value-added properties will employ moderate to high levels of indebtedness, which will be determined on a property-by-property basis.  Our long-term investment objective for investment in value-added properties is to develop and transform these properties into the same type of core plus property investments with low to moderate levels of permanent mortgage indebtedness as described above.

Opportunistic Properties

We also may acquire opportunistic properties. We define “opportunistic” properties primarily as unimproved land that we will develop. We will construct or develop the property through the use of third-parties or through developers affiliated with our advisor.  If an affiliated developer is used, we may coinvest with institutional investors. However, we have no agreements with institutional investors to acquire any opportunistic properties at this time. We will invest in opportunistic properties with a view of developing a core plus property. Similar to our value-added properties, we expect to incur a moderate to high level of indebtedness when acquiring opportunistic properties, but with the long-term goal of developing the property into a core plus property with a low to moderate level of permanent mortgage indebtedness. The development of properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. We may help ensure performance by the builders of properties that are under construction at the price contracted by obtaining either a performance bond or completion bond. As an alternative to a performance bond or completion bond, we may rely upon the substantial net worth of the contractor or developer or a personal guarantee provided by a high net worth affiliate of the person entering into the construction or development contract. Our opportunistic property acquisitions will generally be located in growth areas within our target markets.

Target Market Criteria

We intend to acquire properties located in markets with strong fundamentals and strong supply and demand dynamics throughout the United States.  Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

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

Mortgages, Debt Securities and Other Real Estate-Related Investments

Although we expect that substantially all of our acquisitions will be of the types of properties described above, we may acquire other investments, including mortgages and other illiquid real estate-related securities. To the extent that our advisor determines that it is advantageous for us to make or acquire mortgage loans or other real estate-related investments, we will seek to obtain fixed income through the receipt of payments from these investments. If we invest in mortgages and other real estate-related investments, we do not expect that we would invest more than 20% of our long-term stabilized asset portfolio in such investments.

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

We may enter into joint ventures with affiliates of our advisor for the acquisition of properties, but only if the independent directors committee (by majority vote) approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the affiliated equity joint venturers.  If such a joint venture also involves a third party that negotiated the terms of its participation on an arms-length basis, then our investment must be either on terms and conditions no worse than those received by the affiliate or on terms and conditions no worse than those received by a third-party equity joint venturer that negotiated the terms of its participation on an arms-length basis.

Borrowing Policies

Debt Financing

When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both.  For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 40% to 50% of the cost of the asset.  For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset.  We may exceed these debt levels on an individual property basis.  Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties.  While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates.  While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

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

Competition

We compete with a considerable number of other real estate companies seeking to acquire and lease space, most of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Health care industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules.  In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.  Additional laws and regulations may be enacted or adopted that could require changes in the design of properties and certain operations of our tenants and third-party operators.  The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant’s or operator’s ability to operate the facilities that we own.

Acquisition Activity

From our inception through December 31, 2008, we have not acquired any properties.

Employees

We have no employees and our executive officers are all employees of our Advisor’s affiliates. Substantially all of our work is performed by employees of our Advisor’s affiliates.

Available Information

Information about us is available on our website (http://www.crefunds.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 1920 Main Street, Suite 400, Irvine, California 92614; telephone (877) 805-3333. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

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

The occurrence of these events could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we pay for the investments;

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	we may not be able to refinance our indebtedness or to obtain additional debt financing on attractive terms.

These factors could impair our ability to make distributions to and decrease the value of our stockholders' investment in us.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations.  Disruptions, uncertainty or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or at all, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond our control through ongoing extraordinary disruptions in the global economy and financial systems or other events.

There can be no assurance that actions of the United States Government, Federal Reserve, and other government and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In an unprecedented response to the financial and economic crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law.  Pursuant to the EESA, the United States Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets.  The federal government, the Federal Reserve Board, and other government and regulatory bodies have taken or are considering other actions to address the financial crisis.  There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced.  Such continued volatility could materially and adversely affect our business, financial condition, and results of operations, or the trading price of our common stock.

Our lack of prior operating history makes it difficult to evaluate us.

We have no operating history.  The past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve.  We were formed on October 16, 2006 in order to invest primarily in healthcare, industrial and net-leased retail real estate.  We have no income, cash flow, funds from operations or funds from which we can make distributions to our stockholders.  As of December 31, 2008, we had not acquired any properties and had identified only one property for purchase.  We may not be able to conduct our business as described in our plan of operation.  This lack of operating history increases the risk and uncertainty prospective investors face in making an investment in our stock.

We are conducting a blind pool offering, therefore, prospective investors will not have the opportunity to evaluate our investments before we make them and we may make real estate investments that would have changed their decision as to whether or not to invest in our stock.

Because we have not yet specified many of the investments that we may make with the proceeds of our initial public offering, we are not able to provide our stockholders with information to evaluate our investments prior to acquisition.  We will seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate including healthcare, industrial and net-leased retail real estate.  We have established criteria for evaluating real estate properties.  However, our stockholders will be unable to evaluate the transaction terms, location, and financial or operational data concerning the properties before we invest in them.  Except for the investments described in one or more supplements to our prospectus, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders will be relying entirely on the ability of our advisor to identify properties and propose transactions and on our board of directors to oversee and approve such investments.

Because there is no public trading market for our stock, it will be difficult for our stockholders to sell their stock.  If our stockholders are able to sell their stock, it may be at a substantial discount.

There is no current public market for our stock and there is no assurance that a public market will ever exist for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit the ability of our stockholders to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits the ability or our stockholders to transfer the stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements.  We have adopted a stock repurchase program, but it is limited in terms of the number of shares of stock which may be redeemed annually.  Our board of directors may also limit, suspend or terminate our stock repurchase program at any time. We have no obligations to repurchase our stockholders' stock if redemption would violate restrictions on cash distribution under Maryland law.

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

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own real estate properties and make real estate investments.  Until we make real estate investments, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from this offering in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders' investment could be reduced.

If we do not raise substantial funds in our initial public offering, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

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

We expect to make distributions to our stockholders quarterly, if not more frequently. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With no prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and our stockholders’ overall return may be reduced.

Our organizational documents permit us to make distributions from any source. We have and expect to continue to fund all or a substantial portion of our distributions from offering proceeds or borrowings, in anticipation of future operating cash flow. If we fund distributions from borrowings, sales of properties or the net proceeds from this offering, we will have fewer funds available for the acquisition of properties and our stockholders’ overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

Our investments will be concentrated in the healthcare, industrial and net-leased retail sectors and our business would be adversely affected by an economic downturn affecting one or more of these sectors.

We intend for our investments in real estate assets to be primarily concentrated in the healthcare, industrial and net-leased retail sectors.  This may expose us to the risk of economic downturns in these sectors to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

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

We intend to acquire and develop real estate properties.  In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property.  If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties we plan to acquire, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both.  Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals.  Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased.  If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

The healthcare properties we own may derive a substantial portion of their income from third-party payors.

Most of our healthcare facilities will be directly affected by risks associated with the healthcare industry.  Some of our lessees and mortgagors may  derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs.  These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change.  There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

Failure to comply with government regulations could adversely affect our healthcare tenants, operators and borrowers.

The health care industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules.  In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.  Additional laws and regulations may be enacted or adopted that could require changes in the design of properties and certain operations of our tenants and third-party operators.  The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant’s or operator’s ability to operate the facilities that we own.

In some states, advocacy groups have been created to monitor the quality of care at health care facilities, and these groups have brought litigation against operators.  Additionally, in some instances, private litigation by patients has succeeded in winning large demand awards for alleged abuses.  The effect of this litigation and potential litigation has increased the costs of monitoring and reporting quality of care compliance incurred by our tenants.  In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase as long as the present litigation environment affecting the operations of health care facilities continues.  Continued cost increases could cause our tenants to be unable to pay their lease payments, decreasing our cash flow available for distribution.

The inability of our Advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of our stockholders' investment.

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

If our involvement in a November 2008 newsletter article was held to be in violation of the Securities Act of 1933, we could be subject to potential liability.

On November 13, 2008, a commercial real estate research service published an article on its website and in a newsletter regarding our potential acquisition of an assisted living facility in Dallas, Texas.  In addition to describing details of the proposed acquisition, the article included statements attributed to our chief executive officer regarding our current public offering.  The article was not approved for publication by our executive officers prior to its publication, nor were they aware of the publication of the article prior to December 8, 2008.  If our involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase the shares sold to those purchasing shares from us who received the article before receiving a written prospectus for a period of one year following the date of any violation determined by the court to have occurred. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

We would contest vigorously any claim that a Section 5 violation occurred; nevertheless, we cannot be assured that a court would agree with us.  Given the largely professional and institutional subscriber-base of the newsletter, we do not expect that material investment proceeds have been raised from those who received the article or viewed it online. However, because we do not know the amount of shares purchased from us, if any, from those who received the article before receiving a prospectus, we cannot know the amount of our potential liability should a court hold that a Section 5 violation occurred. Therefore, we cannot be assured that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect our operating results, financial position, or cash flows.

We are dependent on our affiliated dealer manager to raise funds in our public  offering.  Events that prevent our dealer manager from serving in that capacity would jeopardize the success of this offering and could reduce the value of our stockholders' investment.

The success of our Offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager.  If we were unable to raise significant capital in this Offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of our stockholders' investment.  In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of our stockholders' investment to be more dependent on the performance of any one of our properties.  Therefore, the value of an investment in our shares could depend on the success of our public offering.

We believe that it could be difficult to secure the services of another dealer manager for a public offering of our shares should our affiliated dealer manager be unable to serve in that capacity.  Therefore, any event that hinders the ability of our dealer manager to conduct the offerings on our behalf could adversely affect the value of an investment in our shares.  A number of outcomes, including the FINRA proceeding and risks discussed below, could impair our dealer manager’s ability to successfully serve in that capacity.

Our dealer manager has limited capital.  In order to conduct its operations, our dealer manager depends on transaction-based compensation that it earns in connection with offerings in which it participates.  If our dealer manager does not earn sufficient revenues from the offerings that it manages, it may not have sufficient resources to retain the personnel necessary to market and sell large amounts of shares on our behalf.  In addition, our dealer manager has also relied on equity investments from our affiliates in order to fund its operations, and our affiliates have relied on private offering proceeds in order to make such equity investments in our dealer manager.  Should our affiliates become unable or unwilling to make further equity investments in our dealer manager, our dealer manager’s operations and is ability to conduct a successful public offering for us could suffer.

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  FINRA recently informed our dealer manager that it has concluded its inquiry.  FINRA has verbally indicated their intention to allege that the dealer manager violated FINRA conduct rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) and has proposed significant sanctions.  It does not, however, propose to seek to limit our dealer manager from continuing to conduct its business. Our dealer manager believes that it has complied within the conduct requirements of these rules and intends to challenge these findings under FINRA’s dispute resolution protocol before an independent hearing panel.  If the hearing panel finds against the dealer manager and imposes sanctions against our dealer manager, its business could be materially adversely impacted, which could impact our offering.

Our dealer manager operates in a highly regulated area and must comply with a complex scheme of federal and state securities laws and regulations as well as the rules imposed by FINRA.  In some cases, there may not be clear authority regarding the interpretation of regulations applicable to our dealer manager.  In such an environment, the risk of sanctions by regulatory authorities is heightened.  Although these risks are also shared by other dealer managers of public offerings, the risks may be greater for our dealer manager because of the limited financial resources of our dealer manager and its affiliates.  Limited financial resources may make it more difficult for our dealer manager to endure regulatory sanctions and to continue to serve effectively as the dealer manager of this offering.  If our dealer manager cannot effectively serve as the dealer manager of this offering, this offering may be less successful and the value of our stockholders' investment may be adversely affected.

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

Our Advisor and its affiliates receive commissions, fees and other compensation based upon the sale of our stock and based on our investments. Therefore, our Advisor may recommend that we purchase properties that generate fees for our Advisor, but are not necessarily the most suitable investment for our portfolio. In some instances our Advisor and its affiliates may benefit by us retaining ownership of our assets, while our stockholders may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our Advisor to disposition fees and possible success-based sales fees. In addition, our Advisor’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets which generate fees to them. Therefore, the interest of our Advisor and its affiliates in receiving fees may conflict with our interests.

Our Advisor and its affiliates, including our officers, one of whom is also a director, will face conflicts of interest caused by compensation arrangements with us and other Cornerstone-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of our stockholders' investment.  These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers, one of whom is also a director.  Among other matters, the compensation arrangements could affect their judgment with respect to:

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

We do not have any employees. We rely on the employees of our Advisor and its affiliates for the day-to-day operation of our business. We estimate that over the life of the company, our Advisor and its affiliates will dedicate, on average, less than half of their time to our operations. The amount of time that our Advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. Our Advisor and its affiliates, including our officers, have interests in other programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time between us and other programs and activities in which they are involved. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our Advisor will devote adequate time to our business. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of their investments in us may suffer.

Our officers, one of whom is also a director, face conflicts of interest related to the positions they hold with our Advisor and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our officers, one of whom is also a director, are also officers of our Advisor, our dealer manager and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions our stockholders and to maintain or increase the value of our assets.

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

If our Advisor is unable to adequately fund our organization and offering activities, we may sell fewer shares in our Offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

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

Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders' investment.

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

Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

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

We may also pay significant fees during our listing/liquidation stage.  Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed.  Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed.  And given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor.  Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other performance-based compensation.

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

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time, generally two years, and comply with certain other requirements in the Internal Revenue Code.

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

If we provide financing to purchasers, we will bear the risk that the purchaser may default. Purchaser defaults could reduce our cash distributions to our stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of or completion of foreclosure proceedings.

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

These events might subject us to liabilities in excess of those contemplated and thus reduce our stockholders' investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

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

Delays in restructuring or liquidating non-performing real estate-related securities could reduce the return on our stockholders' investment.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited.  If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we entered into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Advisor. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

High levels of debt or increases in interest rates could increase the amount of our loan payments, reduce the cash available for distribution to stockholders and subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

Our policies do not limit us from incurring debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

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

We structured the operating partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify the operating partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our operating partnership. If the Internal Revenue Service were to assert successfully that our operating partnership is a “publicly traded partnership,” and substantially all of the operating partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat our operating partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from qualifying and maintaining our status as a REIT. In addition, the imposition of a corporate tax on our operating partnership would reduce the amount of cash distributable to us from our operating partnership and therefore would reduce our amount of cash available to make distributions to our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2008, we had not purchased any properties.

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

In order for FINRA members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value of a share of our common stock is $10.00 per share as of December 31, 2008.

The basis for this valuation is that the current public offering price of a share of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers).  However, this estimated value is likely to be higher than the price at which our stockholders could resell our stockholders' shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares.  Moreover, this estimated value is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown.  We expect to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership.

After the 18-month period described above, we expect the estimated share values reported in our annual reports will be based on estimates of the values of our assets net of our liabilities.  We do not currently anticipate that our advisor will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, these estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time.  We expect that any estimates of the value of our properties will be performed by our advisor; however, our board of directors could direct our advisor to engage one or more third-party valuation firms in connection with such estimates.

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

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90% of purchase price
2 or more but less than 3	95% of purchase price
Less than 3 in the event of death	100% of purchase price
3 or more but less than 5	100% of purchase price
5 or more	Estimated liquidation value

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

Our board of directors intends to waive the one-year holding period in the event of the death of a stockholder and adjust the redemption price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the redemption price for our shares of stock, or suspend or terminate our stock repurchase program.  We would notify our stockholders of such developments (i) in the annual or quarterly reports or (ii) by means of a separate mailing to our stockholders, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

During our initial public offering and each of the first five years following the closing of the offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our distribution reinvestment plan or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

Stockholders

As of March 6, 2009, we had approximately 1.4 million shares of common stock outstanding held by approximately 377 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering and or from borrowings in anticipation of future cash flow.  Our board generally declares distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

During the years ended December 31, 2008 and 2007, we paid distributions, including any distributions reinvested, aggregating approximately $124,000 and $0 , respectively to our stockholders.  Because we had not yet acquired any real estate assets and had no cash flow from operations, all of these distributions were paid from proceeds of our public offering.  The following table shows the distributions paid based on daily record dates for each day during the period from January 1, 2007 through December 31, 2008, aggregated by quarter as follows:

Distribution Declared (1)
Period	Cash	Reinvested	Total
First quarter 2007	$-	$-	$-
Second quarter 2007	-	-	-
Third quarter 2007	-	-	-
Fourth quarter 2007	-	-	-
	$-	$-	$-

First quarter 2008	$-	$-	$-
Second quarter 2008	-	-	-
Third quarter 2008	14,000	18,000	32,000
Fourth quarter 2008	77,000	76,000	153,000
	$91,000	$94,000	$185,000

(1)	100% of the distributions declared during 2008 represented a return of capital for federal income tax purposes. Of the distributions declared, $61,000 was unpaid at December 31, 2008.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis.  The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Recent Sales of Unregistered Securities

In connection with our incorporation, on November 14, 2006 we issued 100 shares of our common stock to Terry G. Roussel, an affiliate of our Advisor, for $1,000 cash in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Our registration statement (SEC File No. 333-139704) for our initial public offering of up to 40,000,000 shares of our common stock at $10.00 per share and up to 10,000,000 additional shares at $9.50 per share pursuant to our distribution reinvestment plan was declared effective on August 10, 2007.   On June 20, 2008, we filed a post-effective amendment to the registration statement. Upon the effective date of the post-effective amendment, we began accepting subscriptions for shares of our common stock into escrow. As of August 10, 2008, we had sold approximately $1 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania. Accordingly, on August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota and New York, which have minimum offering amounts of $2.5 million, and Pennsylvania, which has a minimum offering amount of $20 million. On August 29, 2008, after selling more than $2.5 million of stock to the public, we broke escrow with respect to Minnesota and New York subscriptions.

The Offering is ongoing. As of December 31, 2008, we had sold approximately 1.1 million shares of common stock raising gross proceeds of approximately $10.5 million.  In addition, as of December 31, 2008, we have issued approximately 6,644 shares under our distribution reinvestment plan.   From inception to December 31, 2008, we incurred approximately $1.0 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $0.2 million in acquisition fees payable to our advisor.  From inception to December 31, 2008, we incurred approximately $2.8 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed.  As of December 31, 2008, we had not purchased any properties.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 annual meeting of stockholders.

Issuer Purchases of Equity Securities

There were no shares eligible for repurchase under our stock repurchase program during 2008 and, accordingly, no shares were repurchased during 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31, 2008	December 31, 2007	October 16 (date of inception to December 31, 2006
Balance Sheet Data:
Total assets	$7,972,000	$158,000	$201,000
Stockholders’ equity (deficit)	$5,369,000	$(132,000)	$1,000

	December 31, 2008	December 31, 2007	October 16 (date of inception to December 31, 2006
Operating Data:
General and administrative expense	$875,000	$209,000	$—
Net loss	$(1,106,000)	$(133,000)	$—
Loss per common share, basic and diluted (1)	$(12.90)	$(1,330.00)	$—
Dividends declared	$185,000	$—	$—
Dividends per common share	$0.06	$—	$—
Weighted average number of shares outstanding (1):
Basic and diluted	85,743	100	100

Other Data:
Cash flows used in operating activities	$(1,270,000)	$(116,000)	$—
Cash flows used in investing activities	$(385,000)	$—	$—
Cash flows provided by financing activities	$9,019,000	$—	$201,000

(1)	Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also “Special Note about Forward Looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.

As of December 31, 2008, we raised approximately $10.5 million of gross proceeds from the sale of approximately 1.1 million shares of our common stock.  We had not acquired any real estate properties.

Accordingly, the results of operations for the years ended December 31, 2008 and 2007 and the period from October 16, 2006 (date of inception) through December 31, 2006 are indicative of an early-stage enterprise. We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC.

Results of Operations

We began accepting subscriptions for shares under our initial public offering on June 20, 2008.  Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire. As of December 31, 2008, we had not purchased any properties.  We did not engage in any real estate operations and, accordingly, had no income nor property expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General and administrative expenses increased to $875,000 from $209,000 for the comparable period of 2007.  The increase is due to expenses associated with third party professional, legal, accounting and expense reimbursements to our Advisor.   Real estate acquisition costs increased to $358,000 from $0 for the comparable period of 2007.  The increase is due primarily to acquisition-related fees incurred by our Advisor subsequent to us reaching the minimum offering amount on August 10, 2008 that have been expensed in the anticipation of our adoption of Statement of Financial Accounting Standard No. 141(R), "Business Combinations" on January 1, 2009.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General and administrative expenses increased to $209,000 from $0 for the comparable period of 2006.  The increase is due to the early state of our Offering where most of these expenses were paid to third party professionals, legal and accounting.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and leasing commissions, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of distributions.

As of December 31, 2008, we had approximately $7.4 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our initial public offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of December 31, 2008, our advisor had incurred approximately $2.8 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed.  Of this amount, we have reimbursed $0.4 million to our advisor.  Our advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  Our advisor does not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse our advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering.  Our advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation.  At December 31, 2008, organization and offering costs reimbursed to our advisor are approximately 3.5% of the gross proceeds of our primary offering.  In addition, our advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

We will not rely on advances from our advisor to acquire properties but our advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

As of December 31, 2008, a total of approximately 1.1 million shares of our common stock had been sold in our initial public offering for aggregate gross proceeds of approximately $10.5 million.

We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties.  However, we intend to reduce the percentage to fall within the 40% to 50% range no later than the end of our offering stage.  Currently, we have no credit facilities in place, but intend to locate adequate debt financing as appropriate in conjunction with our investment policies. To the extent sufficient proceeds from our public offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that our public offering is not fully sold, our ability to diversify our investments may be diminished.

There may be a delay between the sale of our shares and the purchase of properties.  During this period, our public offering net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the twelve months ended December 31, 2008, distributions to stockholders were paid from proceeds of our offering in anticipation of future cash flow.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital at the discretion of our board of directors.

Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.  Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.

Election as a REIT

We expect to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2008.  Under the Internal Revenue Code of 1986, we are not subject to federal income tax on income that we distribute to our stockholders.  REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual taxable income to their stockholders.  If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.  Our failure to qualify as a REIT could result in us having a significant liability for taxes.

Other Liquidity Needs

Property Acquisitions

We expect to purchase properties and have expenditures for capital improvements, tenant improvements and lease commissions in the next twelve months; however, those amounts cannot be estimated at this time. We cannot be certain however, that we will have sufficient funds to make any acquisitions or related capital expenditures.

Debt Service Requirements

As of December 31, 2008, we were not subject to any long term debt arrangements nor did we have commitments from any financial institutions to provide debt financing to us.

Contractual Obligations

On November 11, 2008, we entered into a definitive agreement to purchase an existing assisted living facility, Caruth Haven Court from SHP II Caruth, LP, a non-related party, for a purchase price of approximately $20.5 million.  The acquisition closed in January 2009.

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

Subsequent Events

Property Acquisition and Related Financing

On November 11, 2008, we entered into a definitive agreement to purchase an existing assisted living facility, Caruth Haven Court from SHP II Caruth, LP, a non-related party, for a purchase price of approximately $20.5 million.   We completed the purchase on January 22, 2009.  The acquisition was funded with net proceeds raised from our ongoing public offering and a secured bridge loan obtained from Cornerstone Operating Partnership, L.P.

On January 22, 2009, in connection with the acquisition of the Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P. Cornerstone Operating Partnership, L.P. is a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  The loan is secured by our interest in the property, matures on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over prime rate for the term of the loan.  We may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment.

Sale of Shares of Common Stock

From January 1, 2009 through March 6, 2009, we raised approximately $3.0 million through the issuance of approximately 0.3 million shares of our common stock under our initial public offering.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to fair value, real estate purchase price allocation, evaluation of possible impairment of real property assets, revenue recognition and valuation of receivables,  income taxes, and uncertain tax positions. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Fair Value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.  SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are: 1) using quoted prices in active markets for identical assets or liabilities; 2) “significant other observable inputs”; and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Real Estate Purchase Price Allocation

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”), as amended by Statement of Financial Accounting Standard SFAS No 141 (R), “Business Combinations”.  Please see Recently Issued Accounting Pronouncements on the following page. Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

The purchase price will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which will be included as a component of investments in real estate, is amortized to expense over the remaining lease term.

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

Evaluation of Possible Impairment of Real Property Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles will be individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development will be assessed by project and include, but will not be limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We will assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

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

A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the IRS from asserting the prohibited transaction test. We have not had any sales of properties to date.

For the year ended December 31, 2008, we generated a deferred tax asset of approximately $326,000.  Because we intend to qualify as a REIT in 2008, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Uncertain Tax Positions

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. Since this dividends-paid deduction has historically exceeded our taxable income, we have historically had significant return of capital to our stockholders. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard required us to expense approximately $398,000 of acquisition related costs in 2008 that related to our 2009 future real estate acquisitions. We have not yet determined the impact to our consolidated 2009 financial statements in adopting this standard.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any; the adoption will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets.  It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist.  In addition to the required disclosures under SFAS No. 142, FSP FAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date.  Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from October 16, 2006 (date of inception) to December 31, 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007, and Period from October 16, 2006 (date of inception) to December 31, 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from October 16, 2006 (date of inception) to December 31, 2006

Notes to Consolidated Financial Statements

(2)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cornerstone Growth & Income REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Growth & Income REIT, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, and 2007 and for the period from October 16, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Growth & Income REIT, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and for the period from October 16, 2006 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 17, 2009

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$7,449,000	$85,000
Prepaid expenses and other assets	97,000	73,000
Acquisition deposits and deferred financing costs	426,000	—
Total assets	$7,972,000	$158,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$64,000	$115,000
Payable to related parties	2,478,000	48,000
Distributions payable	61,000	—
Total liabilities	2,603,000	163,000

Minority interest	—	127,000

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 1,058,252 shares and 100 shares issued and outstanding at December 31, 2008 and 2007, respectively	11,000	—
Additional paid-in capital	6,597,000	1,000
Accumulated deficit	(1,239,000)	(133,000)
Total stockholders’ equity (deficit)	5,369,000	(132,000)
Total liabilities, minority interest and stockholders’ equity (deficit)	$7,972,000	$158,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 and for the Period From October 16, 2006 (date of inception) to December 31, 2006

	Year ended December 31, 2008	Year ended December 31, 2007	October 16, 2006 (date of inception) to December 31, 2006

Expenses:
Real estate acquisition costs	$358,000	$—	$—
General and administrative	875,000	209,000	—
	1,233,000	209,000	—

Operating loss	(1,233,000)	(209,000)	—

Interest income	$7,000	$6,000	$—
Interest Expense	$(1,000)	$(3,000)	$—

Net loss before minority interest	(1,227,000)	(206,000)	—
Minority interest	(121,000)	(73,000)	—
Net loss	$(1,106,000)	$(133,000)	$—

Per share amount:
Basic and diluted loss allocable to common stockholders	$(12.90)	$(1,330.00)	$—

Weighted average number of common shares	85,743	100	100

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2008 and 2007 and for the Period From October 16, 2006 (date of inception) to December 31, 2006

	Preferred Stock		Common Stock
		Preferred		Common	Additional
	Number of	Stock	Number of	Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
BALANCE — October 16, 2006 (date of inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock	—	—	100	—	1,000	—	1,000
BALANCE — December 31, 2006			100		1,000		1,000
Net loss						(133,000)	(133,000)

BALANCE — December 31, 2007	—	—	100	—	1,000	(133,000)	(132,000)

Issuance of common stock			1,058,152	11,000	10,568,000		10,579,000
Offering costs					(3,787,000)		(3,787,000)
Distributions declared					(185,000)		(185,000)
Net loss						(1,106,000)	(1,106,000)

BALANCE — December 31, 2008	—	$—	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and for the Period From October 16, 2006 (date of inception) to December 31, 2006

	2008	2007	October 16, 2006 (date of inception) to December 31, 2006
Cash flows from operating activities:
Net loss	$(1,106,000)	$(133,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(121,000)	(73,000)	—
Change in operating assets and liabilities:
Prepaid expenses and other	(24,000)	(73,000)	—
Payable to related parties	32,000	48,000	—
Accounts payable and accrued expenses	(51,000)	115,000	—
Net cash used in operating activities	(1,270,000)	(116,000)	—

Cash flows from investing activities:
Acquisition deposits	(385,000)	—	—
Net cash used in investing activities	(385,000)	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	10,516,000	—	1,000
Offering costs	(1,389,000)	—	—
Deferred financing costs	(41,000)	—	—
Distributions paid	(61,000)	—	—
Distributions paid to minority interest	(6,000)	—	—
Minority interest contribution	—	—	200,000
Net cash provided by financing activities	9,019,000	—	201,000

Net increase (decrease) in cash and cash equivalents	7,364,000	(116,000)	201,000
Cash and cash equivalents - beginning of period	85,000	201,000	—
Cash and cash equivalents - end of period	$7,449,000	$85,000	$201,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$61,000	$—	$—
Distributions reinvested	$63,000	$—	$—
Offering costs payable to related parties	$2,398,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and Period From October 16, 2006 (date of inception) to December 31, 2006

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

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At December 31, 2008, we owned approximately 97.96% general partner interest in the Operating Partnership while the Advisor owned approximately 2.04% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  FINRA recently informed our dealer manager that it has concluded its inquiry.  FINRA has verbally indicated their intention to allege that the dealer manager violated FINRA conduct rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) and has proposed significant sanctions.  It does not, however, propose to seek to limit our dealer manager from continuing to conduct its business. Our dealer manager believes that it has complied within the conduct requirements of these rules and intends to challenge these findings under FINRA’s dispute resolution protocol before an independent hearing panel.  If the hearing panel finds against the dealer manager and imposes sanctions against our dealer manager, its business could be materially adversely impacted, which could impact our offering.

On June 20, 2008, we filed a post-effective amendment to the registration statement relating to our initial public offering in order to expand our investment strategy to include, in addition to multi-tenant industrial properties, investments in healthcare and net-leased retail properties. Upon the effective date of the post-effective amendment, we began accepting subscriptions into escrow. As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania. On August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York, which have minimum offering amounts of $2.5 million, and Pennsylvania, which has a minimum offering amount of $20.0 million. As of August 29, 2008, we had sold more than $2.5 million of stock to the public and broke escrow with respect to Minnesota and New York.  We intend to invest the net proceeds from the Offering primarily in real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets in the United States.

As of December 31, 2008, a total of approximately 1.1 million shares of our common stock had been sold for aggregate gross proceeds of approximately $10.5 million.

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

Investments in Real Estate

We account for all acquisitions in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“FAS 141”) as amended by SFAS No 141 (R), “Business Combinations”.  Please see Recently Issued Accounting Pronouncements below. Upon acquisition of a property, we will allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases.  We will allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building will be depreciated over an estimated useful life of 39 years.

The purchase price will be further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which will be included as a component of investments in real estate, is amortized to expense over the remaining lease term.

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

Impairment of Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles will be individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development will be assessed by project and include, but will not be limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We will assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Uncertain Tax Positions

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. Since this dividends-paid deduction has historically exceeded our taxable income, we have historically had significant return of capital to our stockholders. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the IRS from asserting the prohibited transaction test. We have not had any sales of properties to date.

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

Minority Interest in Consolidated Subsidiary

Due to the control through our general partnership interest in the Operating Partnership, the Operating Partnership is consolidated with us and the limited partner interest is reflected as minority interest in the accompanying balance sheets.

As of December 31, 2008, the limited partner’s share of Operating Partnership losses exceeded its investments.  The limited partner has no obligation to fund Operating Partnership losses.

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

During the year ended December 31, 2008, we generated a deferred tax asset of approximately $326,000. Because we intend to qualify as a REIT in 2008, which would not allow for the realization of the deferred tax asset, a valuation allowance of a like amount was recorded.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally, only insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2009.  As of December 31, 2008 we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material impact on the our consolidated financial statements since we generally do not record our financial assets and liabilities in its consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements since we elected not to apply the fair value option for any of our eligible financial instruments or other items.

We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

We will adopt SFAS 157 to its non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. Management believes the adoption of SFAS 157 to our non-financial assets and liabilities will not have a material impact to our consolidated financial statements.

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, prepaid expenses and other assets, acquisition deposits and deferred financing costs, accounts payable and accrued expenses, payable to related parties, and distribution payable. We consider the carrying values of cash and cash equivalents, prepaid expenses and other assets, acquisition deposits and deferred financing costs, accounts payable and accrued expenses, payable to related parties, and distribution payable to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

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

Net loss per share is calculated as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	October 16, 2006 (date of inception) to December 31, 2006
Net loss	$(1,106,000)	$(133,000)	$-
Net loss per share — basic and diluted	$(12.90)	$(1,330.00)	$-
Weighted average number of shares outstanding — basic and diluted	85,743	100	100

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2008 Employee and Director Incentive Stock Plan. See Note 5, Stockholders’ Equity.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could materially differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (SFAS 141(R)).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  The adoption of this standard required us to expense approximately $398,000 of acquistion related costs in 2008 that related to our 2009 future real estate acquisitions. We have not yet determined the impact to our consolidated 2009 financial statements in adopting this standard.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively.  We are currently evaluating the provisions for SFAS 160 to determine the potential impact, if any; the adoption will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets.  It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist.  In addition to the required disclosures under SFAS No. 142, FSP FAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date.  Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

4.	Payable to Related Parties

Payable to related parties represents amounts incurred by the Advisor for services provided to the Company of approximately $2.5 million as of December 31, 2008 in connection with the Offering.

5.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of December 31, 2008, we had issued approximately 1.1 million shares of common stock.  This excludes shares issued under the distribution reinvestment plan.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  As of December 31, 2008, we have issued approximately 6,644 shares under the distribution reinvestment plan.   We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

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

Upon our inception, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.   There had been no share-based awards issued as of December 31, 2008.

6.	Related Party Transactions

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of December 31, 2008, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed, of which, approximately $0.4 million had been reimbursed to the Advisor.   As of December 31, 2007, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.4 million, of which, none had been reimbursed to the Advisor.

Acquisition Fees and Expenses.  The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the minimum offering amount, and the balance will be paid at the time we acquire a property.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the year ended December 31, 2008 and 2007, the advisor earned approximately $210,000 and $0 in acquisition fees, respectively, which had been expensed as incurred in anticipation of our adoption of SFAS 141 (R) effective January 1, 2009.   No acquisition fees were earned in 2006.

Management Fees.  The Advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with generally accepted accounting principles in the United States of America (GAAP).  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  No asset management fees were incurred or paid to the Advisor in 2008, 2007 or 2006.

Operating Expenses. The Advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For years ended December 31, 2008 and 2007, $448,000 and $41,000 of such costs were incurred, respectively.  No such costs were incurred in 2006. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The Advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold. No such costs were incurred in 2008, 2007 and 2006.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The Advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the periods ended December 31, 2008, 2007 and 2006, we incurred approximately $1.0 million, $0 and $0 million, respectively, payable to PCC for dealer manager fees and sales commissions.

7.	Commitments and Contingencies

Commitments

On November 11, 2008, we entered into a definitive agreement to purchase an existing assisted living facility, Caruth Haven Court from SHP II Caruth, LP, a non-related party, for a purchase price of approximately $20.5 million.   We completed the purchase on January 22, 2009.  The acquisition was funded with net proceeds raised from our ongoing public offering and a secured bridge loan obtained from Cornerstone Operating Partnership, L.P.

Litigation

We are not presently subject to any material litigation nor, to our knowledge, any material litigation threatened against us which if determined unfavorably to us would have a material adverse effect on our consolidated cash flows, financial condition or results of operations.

8.	Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Expenses	$471,000	$389,000	$177,000	$196,000
Operating loss	(471,000)	(389,000)	(177,000)	(196,000)

Minority interest	$3,000	$3,000	$(19,000)	$(108,000)
Net loss	$(469,000)	$(390,000)	$(158,000)	$(89,000)

Net loss per share — basic and diluted	$(0.63)	$(3.62)	$(1,580.00)	$(890.00)

Weighted average shares	748,006	107,743	100	100

	Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Expenses	$115,000	$94,000	$—	$—
Operating loss	(115,000)	(94,000)	—	—

Minority interest	$(29,000)	$(44,000)	$—	$—
Net (loss) income	$(86,000)	$(51,000)	$2,000	$2,000

Net (loss) income per share — basic and diluted	$(860.00)	$(510.00)	$20.00	$20.00

Weighted average shares	100	100	100	100

9.	Subsequent Event

 On January 22, 2009, we purchased an existing assisted–living facility, Caruth Haven Court, from SHP II Caruth, LP, a non-related party, for a purchase price of approximately $20.5 million.  The acquisition was funded with net proceeds raised from our ongoing public offering and a secured bridge loan obtained from Cornerstone Operating Partnership, L.P.

In connection with the acquisition of the Caruth Haven Court, we entered into a $14 million acquisition bridge loan secured by the property with Cornerstone Operating Partnership, L.P. a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  All of our officers are also officers of Cornerstone Core Properties REIT and one of our directors is also a director of Cornerstone Core Properties REIT.  The terms of the acquisition bridge loan were approved by our independent directors, deemed competitive and commercially reasonable and on terms no less favorable to us than loans between unaffiliated parties under the same circumstances. We paid a loan origination fee of 0.75% to the lender upon closing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2009.

Name	Title
Chief Executive Officer and Director
/s/ Terry G. Roussel	(Principal Executive Officer)
Terry G. Roussel
Chief Financial Officer (Principal
/s/ Sharon C. Kaiser	Financial and Accounting Officer)
Sharon C. Kaiser

/s/ Steven M Pearson	Director

/s/ Barry A. Chase	Director

/s/ James M. Skorheim	Director

/s/ William Bloomer	Director

/s/ Romeo Cefalo	Director

/s/ William Sinton	Director

/s/ Ronald Shuck	Director

EXHIBIT INDEX

Ex.	Description
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

10.4
Purchase and Sale Agreement, as amended, by and between Cornerstone Growth and Income Operating Partnership, L.P. and SHP II Caruth, LP, a Texas limited partnership. (incorporated by reference to the Registrant’s current report on Form 8-K filed November 13, 2008).

10.5
Promissory Note made as of January 22, 2009  by CARUTH HAVEN, L.P.,  to and in favor of CORNERSTONE OPERATING PARTNERSHIP, LP. (incorporated by reference to the Registrant’s current report on Form 8-K filed January 28, 2009).

10.6
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of January 22, 2009, by CARUTH HAVEN, L.P., as grantor, for the benefit of Cornerstone Operating Partnership, LP., as lender. (incorporated by reference to the Registrant’s current report on Form 8-K filed January 28, 2009).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-k for the year ended December 31, 2008).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).