Form 10-Q
period 2009-03-31
Cornerstone Growth & Income REIT, Inc.
filed 2009-05-15
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of April 30, 2009, there were approximately 1,775,159 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$4,474,000	$7,449,000
Investments in real estate
Land	4,256,000	—
Buildings, improvements and equipment, net	13,910,000	—
Furniture and fixtures, net	261,000	—
Intangible lease assets, net	1,256,000	—
	19,683,000	—

Deferred costs and deposits	114,000	385,000
Deferred financing costs, net	125,000	41,000
Tenant and other receivables, net	520,000	—
Other assets	87,000	97,000
Goodwill	363,000	—
Total assets	$25,366,000	$7,972,000

LIABILITIES AND EQUITY
LIABILITIES
Note payable to related party	$14,000,000	$—
Accounts payable and accrued liabilities	544,000	64,000
Payable to related parties	2,325,000	2,478,000
Prepaid rent and security deposits	152,000	—
Distributions payable	91,000	61,000
Total liabilities	17,112,000	2,603,000

Commitments and contingencies (Note 10)

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 1,535,039 and 1,058,252 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	15,000	11,000
Additional paid-in capital	10,600,000	6,597,000
Accumulated deficit	(2,347,000)	(1,239,000)
Total stockholders’ equity	8,268,000	5,369,000
Noncontrolling interest	(14,000)	—
Total equity	8,254,000	5,369,000
Total liabilities and equity	$25,366,000	$7,972,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental revenues	$781,000	$—
Other revenues	274,000	—
	1,055,000	—
Expenses:
Property operating and maintenance	880,000	—
General and administrative	360,000	196,000
Asset management fees	37,000	—
Real estate acquisition costs	505,000	—
Depreciation and amortization	201,000	—
	1,983,000	196,000
Loss from operations	(928,000)	(196,000)

Other income (expense):
Interest income	1,000	—
Interest expense	(191,000)	(1,000)
Net loss	(1,118,000)	(197,000)
Less: net loss attributable to noncontrolling interest	(10,000)	(108,000)
Net loss attributable to common stockholders	$(1,108,000)	$(89,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.89)	$(890.00)

Weighted average number of common shares	1,240,370	100

Distribution declared, per common share	0.19	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000
Issuance of common stock	476,787	4,000	4,758,000	—	4,762,000	—	4,762,000
Offering costs	—	—	(517,000)	—	(517,000)	—	(517,000)
Distributions	—	—	(238,000)	—	(238,000)	(4,000)	(242,000)
Net loss	—	—	—	(1,108,000)	(1,108,000)	(10,000)	(1,118,000)
Balance – March 31, 2009	1,535,039	$15,000	$10,600,000	$(2,347,000)	$8,268,000	$(14,000)	$8,254,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2007	100	$—	$1,000	$(133,000)	$(132,000)	$127,000	$(5,000)
Net loss	—	—	—	(89,000)	(89,000)	(108,000)	(197,000)
Balance – March 31, 2008	100	$—	$1,000	$(222,000)	$(221,000)	$19,000	$(202,000)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,118,000)	$(197,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	21,000	—
Depreciation and amortization	201,000	—
Change in operating assets and liabilities:
Tenant and other receivables	(117,000)	—
Other assets	48,000	30,000
Accounts payable and accrued liabilities	328,000	138,000
Accounts payable to related parties	(31,000)	(48,000)
Prepaid rent and security deposits	67,000	—
Net cash used in operating activities	(601,000)	(77,000)

Cash flows from investing activities
Real estate acquisition	(20,305,000)	—
Escrow deposits	275,000	—
Net cash used in investing activities	(20,030,000)	—

Cash flows from financing activities
Proceeds from note payable to related party	14,000,000	—
Issuance of common stock	4,506,000	—
Offering costs	(640,000)	—
Distributions paid to stockholders	(105,000)	—
Deferred financing costs	(105,000)	—
Net cash provided by financing activities	17,656,000	—
Net decrease in cash and cash equivalents	(2,975,000)	(77,000)
Cash and cash equivalents - beginning of period	7,449,000	85,000
Cash and cash equivalents - end of period	$4,474,000	$8,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$170,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$91,000	$—
Receivable from transfer agent	$150,000	$—
Distribution reinvested	$106,000	$—
Payable to related parties	$36,000	$—
Accrued acquisition fees	$2,000	$—
Security deposits and other liabilities assumed upon acquisition of real estate	$237,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

UNAUDITED

1.	Organization

Cornerstone Growth & Income REIT, Inc., a Maryland corporation, was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, “we” “us” and “our” refer to Cornerstone Growth & Income REIT, Inc and its consolidated subsidiaries, except where context otherwise requires. We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Advisor”), pursuant to an Advisory agreement.

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At March 31, 2009, we owned approximately a 98.6% general partner interest in the Operating Partnership while the Advisor owned approximately a 1.4% limited partnership interest.  We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

On January 22, 2009, we completed the acquisition of our first assisted-living property, Caruth Haven Court (“Caruth”).  The acquisition was funded with net proceeds raised from our ongoing public offering and a secured bridge loan obtained from Cornerstone Operating Partnership, L.P., a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered non-traded REIT sponsored by affiliates of our sponsor.

For federal income tax purposes, we intend to elect to be treated as a real estate investment trust (“REIT”) for our fiscal year ending December 31, 2008, and such status will be effective for all subsequent years, including the quarter ended March 31, 2009.   REIT status imposes limitations related to operating assisted-living properties, such as Caruth.  Generally, to qualify as a REIT, we cannot directly operate such assisted-living facilities.  However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT.  Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly-owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease the Caruth property and to operate the Caruth assisted-living business pursuant to a contract with an unaffiliated management company.  Master TRS and the REIT have made the applicable election for Master TRS to qualify as a TRS.  Under the management contract, the management company has direct control of the daily operations of the property.  Operating results from Caruth are included in the consolidated results of operations.

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

On June 20, 2008, the Securities and Exchange Commission (SEC) declared our amended registration statement (SEC Registration No. 333-139704) effective, and we began accepting subscriptions for shares under our initial public offering.  As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania, and on August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York and Pennsylvania. We subsequently satisfied the minimum offering amounts and broke escrow with respect to Minnesota and New York subscriptions.

As of March 31, 2009, we had sold a total of approximately 1.5 million shares of our common stock for aggregate gross proceeds of approximately $15.2 million.  We intend to invest the net proceeds from the Offering primarily in real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets in the United States.

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as the dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering. Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through October 31, 2007.  FINRA informed our dealer manager that it has concluded its inquiry and has verbally indicated their intention to allege that the dealer manager violated FINRA conduct rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) and has proposed significant sanctions.  It does not, however, propose to seek to limit our dealer manager from continuing to conduct its business. Our dealer manager believes that it has complied within the conduct requirements of these rules and intends to challenge these findings under FINRA’s dispute resolution protocol before an independent hearing panel.  If the hearing panel finds against the dealer manager and imposes sanctions against our dealer manager, its business could be materially adversely impacted.

3.	Summary of Significant Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to "Summary of Significant Accounting Policies" contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on our 2008 Annual Report on Form 10-K, as filed with the SEC.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.

Investments in Real Estate

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard will require acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  We adopted this standard and have expensed acquisition costs accordingly.

We allocate the purchase price of our property in accordance with SFAS 141(R). Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture fixtures and equipment and intangible lease assets or liabilities including in-place leases and above market and below market leases.  We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of in-place lease intangibles, which is included as a component of investments in real estate, is amortized to expense over the weighted average expected lease term.

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our condensed consolidated statements of operations.

We amortize the value of in-place leases and above and below market leases over the weighted average expected lease term.  Should a significant tenant terminate their lease, the unamortized portion of the above or below market lease value will be charged to revenue.

Goodwill represents the excess of identified acquisition costs over the fair value of net assets of the business acquired.

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles is individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not be limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Goodwill

Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including market capitalization rate, future rental revenue, future operating expenses and future occupancy percentages.  Determining the fair value of intangible assets such as tenant relationship and goodwill involves management judgment and is ultimately based on management's assessment of the value of the assets and, to the extent available, third party assessments.

Revenue Recognition

Revenue is recorded in accordance with SFAS No. 13, “Accounting for Leases”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). SAB 104 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Since our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.

Tenant and Other Receivables, net

Our revenues are comprised largely of rental income and other income collected from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value.  Management assesses the reliability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs.  Deferred financing costs are amortized over the contractual terms of the respective financings.  Costs without future economic benefit are expensed as they are identified.

Organizational and Offering Costs

The advisor funds organization and offering costs on our behalf.  We are required to reimburse the advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our advisor for all costs and expenses such as salaries and direct expenses of employees of our advisor and its affiliates in connection with registering and marketing our shares.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts. At times during our offering stage, the amount of organization and offering expenses that we incur, or that our advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, our advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds.

Consolidation Considerations for Our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE).  We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of depreciable assets. We regularly consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real estate assets is charged to expense on a straight-line basis over the assigned useful lives, which ranges two and a half to 39 years.

Noncontrolling Interest in Consolidated Subsidiary

Due to the control through our general partnership interest in the Operating Partnership, the Operating Partnership is consolidated with us and the limited partner interest is reflected as noncontrolling interest in the accompanying balance sheets and statements of operations.

Uncertain Tax Positions

In accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the IRS from asserting the prohibited transaction test. We have not had any sales of properties to date. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Income Taxes

For federal income tax purposes, we intend to elect to be treated as a REIT for our fiscal year ending December 31, 2008, and such status will be effective for all subsequent years, including the quarter ended March 31, 2009.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Although we had net operating loss carryovers from years prior to our electing REIT status for the current year, the deferred tax asset associated with such net operating loss carryovers may not be utilized by us as a REIT.  As a result, a valuation allowance for 100% of the deferred tax asset generated has been recorded as of March 31, 2009.

We have formed Master TRS, and Master TRS has made the applicable election to be subject to state and federal income tax as a C corporation.  The operating results from Master TRS are included in the consolidated results of operations.  With respect to Master TRS, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

A net operating loss in the amount of approximately $131,000 was generated by Master TRS as of March 31, 2009.  We believe it is more likely than not that the benefit from such net operating loss will not be realized.  In recognition of this risk, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.  If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2009.  As of March 31, 2009 we had cash accounts in excess of FDIC insured limits.

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

Segment Disclosure

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists of acquiring and operating real estate assets.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

Adoption of Accounting Pronouncements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

SFAS 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of SFAS160, we reclassified noncontrolling interests to permanent equity in the accompanying condensed consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests of approximately $14,000 to reflect the noncontrolling interest’s proportionate share of losses during the period ended March 31, 2009. In periods subsequent to the adoption of SFAS 160, we will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

In February 2008, FASB issued Financial Statement of Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.

On January 1, 2009, we applied the provisions of SFAS 157 to  nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.  The adoption of SFAS 157 did not materially impact the fair values of nonfinancial assets and nonfinancial liabilities within the scope of this FSP.

Recently Issued Accounting Pronouncements

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 141(R)-1 will have on its results of operations, financial position, and cash flows.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt one of the FSPs, the other two must also be adopted.    This FSP is not expected to have a significant impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt one of the FSPs, the other two must also be adopted.    This FSP is not expected to have a significant impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” intends to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased and timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt one of the FSPs, the other two must also be adopted.    This FSP is not expected to have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its results of operations, financial position, and cash flows.

4.	Investment in Real Estate

As of March 31, 2009, our portfolio consists of one property which was approximately 79.1% leased.  The following table provides summary information regarding our property.

Property Name	Location	Date Purchased	Rentable Square Footage	Purchase Price	Debt	March 31, 2009 % Leased
Caruth Haven Court	Highland Park, TX	January 22, 2009	46,083	$20,500,000	$14,000,000	79.1%

As of March 31, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	Furniture and Fixtures	In-place Lease Intangible
Cost	$13,871,000	$115,000	$272,000	$1,370,000
Accumulated depreciation and amortization	(74,000)	(2,000)	(11,000)	(114,000)
Net	$13,797,000	$113,000	$261,000	$1,256,000

As of December 31, 2008, there were no cost and accumulated depreciation and amortization related to real estate assets and related lease intangible.

As of March 31, 2009, the estimated useful life for lease intangibles is approximately two and a half years.  As of December 31, 2008, there were no lease intangibles.

Amortization associated with the lease intangible asset for the three months ended March 31, 2009 and March 31, 2008 was $114,000 and $0, respectively.  Estimated amortization for April 1, 2009 through December 31, 2009 and each of the two subsequent years is as follows:

Lease Intangibles
April 1, 2009 to December 31, 2009	$411,000
2010	$548,000
2011	$297,000

5.	Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2008 , which imposes limitations related to operating assisted-living properties. As of March 31, 2009, Caruth Haven Court was owned by our wholly-owned subsidiary and leased to our wholly owned subsidiary, Caruth Haven TRS, LLC, has elected to be treated as a taxable REIT subsidiary for federal income tax purposes. Caruth Haven TRS, LLC engages a third-party to operate the property under a management contract.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

A net operating loss in the amount of approximately $131,000 was generated by Master TRS as of March 31, 2009.  We believe it is more likely than not that the benefit from such net operating loss will not be realized.  In recognition of this risk, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.  If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries that may earn income that would not be qualifying income if earned directly by the parent REIT.   Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary.  In connection with our acquisition of Caruth Haven Court, we formed a subsidiary that we intended to be a taxable REIT subsidiary, but we did not submit our taxable REIT subsidiary election on a timely basis.  We will submit a request to the Internal Revenue Service,  in accordance with applicable Treasury regulations that provide a procedure under which a late filing of an election, such as a taxable REIT subsidiary election, may be excused. If we do not receive such a ruling, and the subsidiary is not treated as a taxable REIT subsidiary as of the date we acquired Caruth Haven Court, gross income earned by the subsidiary between the acquisition date and the date our elections to be treated as a taxable REIT subsidiary are effective would be attributed to us and would not constitute qualifying income for REIT purposes.  The attribution of non-qualifying income to us could jeopardize our qualification as a REIT, the loss of which would subject us to federal income tax on our taxable income at regular corporate rates and could result in lower returns to our investors.

6.	Payable to Related Parties

Payable to related parties at March 31, 2009 and December 31, 2008 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

7.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of March 31, 2009, we had issued approximately 1.5 million shares of common stock for total gross proceeds of approximately $15.2 million.  As of December 31, 2008, we had issued approximately 1.1 million shares of common stock for a total of approximately $10.5 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.   The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.   As of March 31, 2009 and December 31, 2008, approximately 18,000 and 7,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three months ended March 31, 2009 and 2008:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2008	$-	$-	$-

First quarter 2009	$116,000	$122,000	$238,000

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

8.	Related Party Transactions

On January 22, 2009, in connection with the acquisition of the Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P. See Note 9 for further detail.

The Company has no employees. Our advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors.  We have an advisory agreement with the advisor and a dealer manager agreement with PCC which entitle the advisor and PCC to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the advisor in providing services to us.

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering are being paid by the advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   At times during our offering stage, the amount of organization and offering expenses that we incur, or that our advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, our Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of March 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.9 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $2.8 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $2.7 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the minimum offering amount, and the balance will be paid at the time we acquire a property.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended March 31, 2009 and 2008, the Advisor earned approximately $354,000 and $0 acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended March 31, 2009 and 2008, the Advisor earned approximately $37,000 and $0 of asset management fees, respectively, which were expensed.

Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended March 31, 2009 and 2008, approximately $126,000 and $95,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.   The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The Advisory Agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the three months ended March 31, 2009 and 2008, our dealer manager earned sales commission and dealer manager fee of approximately $465,000 and $0, respectively.  Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

9.	Note Payable to Related Party

In connection with the acquisition of Caruth Haven Court, we entered into a $14 million acquisition bridge loan with Cornerstone Operating Partnership, L.P. The note payable to related party matures on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over prime rate for the term of the loan.  We may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment. As of March 31, 2009, the outstanding balance of the note payable was $14 million.

The loan is secured by a deed of trust on Caruth Haven Court, and by an assignment of the leases and rents payable to the borrower including, the rents payable under the lease described above between the borrower, as landlord, and Caruth Haven TRS, LLC, as tenant.  As further security for the loan, the lender has been granted a security interest in rents from the property.

10.	Commitments and Contingencies

We monitor our property for the presence of hazardous or toxic substances.  While there can be no assurance that a material environment liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows.  Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position, cash flows and results of operations.  We are not presently subject to any material litigation nor, to our knowledge, are any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

11.	Pro Forma Financial Information (Unaudited)

On January 22, 2009, we completed the purchase of Caruth.  The following summary provides the allocation of the acquired assets and liabilities of Caruth as of March 31, 2009.  We have accounted for the acquisition of Caruth as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of Caruth were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The break down of the purchase price of Caruth is as follows:

Allocation
Land	$4,256,000
Buildings & improvements	13,871,000
Site improvements	115,000
Furniture & fixtures	272,000
In place lease value	1,370,000
Other assets	295,000
Security deposits and other liabilities	(237,000)
Goodwill	363,000
Real estate acquisition	$20,305,000

During the three months ended March 31, 2009 we acquired one property, for a total investment of  $20.5 million. The following unaudited pro forma information for the three months ended March 31, 2009 and 2008 has been prepared to reflect the incremental effect of the acquisition as if such transaction had occurred on January 1, 2009 and 2008.  As this acquisition is assumed to have been made on January 1, 2009 and 2008, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 and 2008 for purposes of calculating per share data.

For the three months ended March 31, 2009, revenue and net loss of approximately $1.1 million and approximately $0.5 million, respectively, were included in the consolidated statement of operations related to the acquisition.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	$1,374,000	$1,141,000
Operating expenses	$1,238,000	$1,157,000
Net loss	$(1,292,000)	$(726,000)
Loss per share — basic and diluted	$(0.77)	$(1.63)

12.	Subsequent Events

Investment

On May 1, 2009, we purchased an existing assisted–living facility, Windsor Oaks, from Oaks Holding, LLC, a non-related party, for a purchase price of approximately $4.5 million.  The acquisition was funded with net proceeds raised from our ongoing public offering and an approximately $2.8 million loan from The PrivateBank and Trust Company.

Sale of Shares of Common Stock

As of April 30, 2009, we had raised approximately $17.5 million through the issuance of approximately 1,752,000 shares of our common stock under our Offering, excluding, approximately 23,000 shares that were issued pursuant to our distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.

As of March 31, 2009, we raised approximately $15.2 million of gross proceeds from the sale of approximately 1.5 million shares of our common stock.  On January 22, 2009, we acquired our first real estate property.

Results of operations for the three months ended March 31, 2009 and March 31, 2008 will not be comparable as they reflect different stages of operations.  For the three months ended March 31, 2009, we owned one real estate property, which was acquired on January 22, 2009.  For the three months ended March 31, 2008, we owned no real estate properties.  We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Results of Operations

We began accepting subscriptions for shares under our initial public offering on June 20, 2008.  Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

We owned one property for the three months ended March 31, 2009 and none for the comparable period of 2008.

As a result of the acquisition, for the three months ended March 31, 2009, total revenues increased to $1,055,000, property operating and maintenance expenses increased to $880,000, asset management fees increased to $37,000 and depreciation and amortization increased to $201,000.

For the first quarter of 2009, real estate acquisition costs increased to $505,000 from $0 for the comparable 2008 period.  The increase is due to acquisition-related fees paid to our Advisor that have been expensed in accordance with SFAS 141(R), "Business Combinations", adopted on January 1, 2009.  We paid no acquisition fees in the comparable period of 2008.

General and administrative expenses increased to $360,000 from $196,000 for the comparable 2008 period primarily due to increased professional fees of $86,000, board of director fees of $47,000 and operating expense of $31,000.

Interest income increased to $1,000 from $0 for the comparable 2008 period due primarily to higher cash balances.  Interest expense increased to $191,000 from $1,000 for the comparable 2008 period due to the borrowing associated with our property acquisition.

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

As of March 31, 2009, we had approximately $4.5 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our initial public offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of March 31, 2009, the Advisor had incurred approximately $2.9 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed.  Of this amount, we have reimbursed $0.6 million to our advisor.  The Advisor advances us money for these organization and offering expenses or pays these expenses on our behalf.  The Advisor does not charge us interest on these advances.  We will repay these advances and reimburse our advisor for expenses paid on our behalf using the gross proceeds of our initial public offering, but in no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. The Advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation.  At March 31, 2009, organization and offering costs reimbursed to the Advisor are approximately 3.5% of the gross proceeds of our primary offering.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

We will not rely on advances from the Advisor to acquire properties but the Advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

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

There may be a delay between the sale of our shares and the purchase of properties.  During this period, our public offering net proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the three months ended March 31, 2009, distributions to stockholders were paid from proceeds from our offering.

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

Funds from Operations

Funds from operations (“FFO”) are a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three months ended March 31, 2009 and 2008 are presented below:

	Three months ended
	March 31,
	2009	2008

Net loss	$(1,118,000)	$(197,000)

Adjustment for noncontrolling interest's share of net loss	10,000	108,000
Depreciation and amortization	201,000	-
Funds from operations (FFO)	$(907,000)	$(89,000)

Weighted average shares	1,240,370	100

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

To date all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and proceeds from loans including those secured by our asset.  Currently, we make cash distributions to our stockholders from capital at an annualized rate of 7.5%, based on a $10.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

For the quarter ended March 31, 2009 and 2008, we declared distribution of $ $238,000 and $0, of which, $122,000 and $0 were reinvested.  For the quarter ended March 31, 2009 cash flow from operations and FFO were ($601,000) and ($916,000), respectively.  Accordingly, for the quarter ended March 31, 2009, distributions were funded from sources other than cash from operations.  Cash distributed to stockholders in excess of cash flow from operations in the amount of $116,000 for the quarter ended March 31, 2009 was funded from proceeds from our public offering.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2009, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$14,000,000	$14,000,000	$—	$—	$—
Interest expense related to long term debt (2)	$719,000	$719,000	$—	$—	$—
_________________________
(1)  This obligation represents the acquisition bridge loan of $14.0 million which is secured by the Caruth Haven Court with Cornerstone Operating Partnership, L.P. (“COP”) a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  Under the terms of the bridge loan, the principal balance will be due on January 21, 2010.

(2)  Interest expense is calculated based on the loan balance outstanding as of March 31, 2009, one month WSJ Index 3.25% at March 31, 2009 plus margin of 3.00%.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash and cash equivalents in short-term, highly liquid investments including government obligations, bank certificates of deposit and interest-bearing accounts which, by their nature, are subject to interest rate fluctuations.  As of March 31, 2009, we had borrowed $14.0 million in connection with the acquisition of Caruth Haven Court.

The bridge loan with COP is subject to a variable rate through its maturity date.  Under the terms of the agreement, and upon satisfaction of conditions expressed, the principal balance will be due on January 21, 2010.

An increase in the variable interest rate on the bridge loan constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of March 31, 2009, a 1% change in interest rates would result in a change in interest expense of approximately $140,000 per year.  During the period from January 1, 2009 through March 31, 2009, one month WSJ Index has been flat.  However, there can be no assurance that this rate will not increase or decrease.

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

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

The following risk supplements the risks disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

We have a potential tax liability as a result of a late taxable REIT subsidiary election.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries that may earn income that would not be qualifying income if earned directly by the parent REIT.   Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary.  In connection with our acquisition of Caruth Haven Court, we formed a subsidiary that we intended to be a taxable REIT subsidiary, but we did not submit our taxable REIT subsidiary election on a timely basis.  Applicable Treasury regulations provide a procedure under which the late filing of such an election will be excused, provided that the taxpayer has established to the Internal Revenue Service’s satisfaction that the taxpayer has acted reasonably and in good faith and that the interests of the government will not be prejudiced.  We will submit a request to the Internal Revenue Service seeking such relief.  If we do not receive a favorable ruling, and the subsidiary is not treated as a taxable REIT subsidiary as of the date we acquired Caruth Haven Court, gross income earned by the subsidiary between the acquisition date and the date our elections to be treated as a taxable REIT subsidiary are effective would be attributed to us and would not constitute qualifying income for REIT purposes.  The attribution of non-qualifying income to us could jeopardize our qualification as a REIT, the loss of which would subject us to federal income tax on our taxable income at regular corporate rates and could result in lower returns to our investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering has not terminated yet.  As of March 31, 2009, we had sold approximately 1.5 million shares of common stock in our ongoing offering and raised gross offering proceeds of approximately $15.2 million.  From this amount, we incurred approximately $1.5 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $0.6 million in acquisition fees payable to our advisor.  We had acquired one property as of March 31, 2009.

Item 6.	Exhibits

10.1
Promissory Note made as of January 22, 2009  by Caruth Haven, L.P.,  to and in favor of Cornerstone Operating Partnership, LP. (incorporated by reference to the Registrant’s current report on Form 8-K filed January 28, 2009).

10.2
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing made as of January 22, 2009, by Caruth Haven, L.P., as grantor, for the benefit of Cornerstone Operating Partnership, LP., as lender. (incorporated by reference to the Registrant’s current report on Form 8-K filed January 28, 2009).

10.3
Purchase and Sale Agreement, by and between The Oaks Bradenton, LLC, a Delaware limited liability company and Oaks Holdings, LLC, a Florida limited liability company, dated February 26, 2009 (incorporated by reference to the Registrant’s current report on Form 8-K filed May 5, 2009).

10.4
Promissory note by and between The Oaks Bradenton, LLC, a Delaware limited liability company and The Private Bank and Trust Company, an Illinois banking association dated May 1, 2009 (incorporated by reference to the Registrant’s current report on Form 8-K filed May 5, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2009.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ Terry G. Roussel
Terry G. Roussel, Chief Executive Officer

By:	/s/ Sharon C. Kaiser
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)