Form 10-Q
period 2009-06-30
Cornerstone Growth & Income REIT, Inc.
filed 2009-08-14
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☒ Yes     ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes    ☒ No

As of July 31, 2009, there were 2,637,084 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$8,305,000	$7,449,000
Investments in real estate
Land	4,647,000	—
Buildings, improvements and equipment, net	16,633,000	—
Furniture and fixtures, net	355,000	—
Intangible lease assets, net	1,799,000	—
	23,434,000	—

Deferred costs and deposits	12,000	385,000
Deferred financing costs, net	95,000	41,000
Tenant and other receivable	517,000	10,000
Prepaid expenses	127,000	87,000
Restricted cash	360,000	—
Goodwill	769,000	—
Total assets	$33,619,000	$7,972,000

LIABILITIES AND EQUITY
LIABILITIES
Note payable to related party	$14,000,000	$—
Notes payable	2,760,000	—
Accounts payable and accrued liabilities	611,000	64,000
Payable to related parties	2,044,000	2,478,000
Prepaid rent and security deposits	156,000	—
Distributions payable	134,000	61,000
Total liabilities	19,705,000	2,603,000

Commitments and contingencies (Note 11)

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 2,325,944 and 1,058,252 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	24,000	11,000
Additional paid-in capital	17,212,000	6,597,000
Accumulated deficit	(3,281,000)	(1,239,000)
Total stockholders’ equity	13,955,000	5,369,000
Noncontrolling interests	(41,000)	—
Total equity	13,914,000	5,369,000
Total liabilities and equity	$33,619,000	$7,972,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental revenues	$1,250,000	$—	$2,031,000	$—
Tenant reimbursements and other income	395,000	—	669,000	—
	1,645,000	—	2,700,000	—
Expenses:
Property operating and maintenance	1,312,000	—	2,192,000	—
General and administrative	268,000	177,000	628,000	373,000
Asset management fees	54,000	—	91,000	—
Real estate acquisition costs	344,000	—	849,000	—
Depreciation and amortization	351,000	—	552,000	—
	2,329,000	177,000	4,312,000	373,000
Loss from operations	(684,000)	(177,000)	(1,612,000)	(373,000)

Other income (expense):
Interest income	2,000	—	3,000	—
Interest expense	(276,000)	—	(467,000)	(1,000)
Net loss	(958,000)	(177,000)	(2,076,000)	(374,000)
Less: Net loss attributable to the noncontrolling interests	(24,000)	(19,000)	(34,000)	(127,000)

Net loss attributable to common stockholders	$(934,000)	$(158,000)	$(2,042,000)	$(247,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.51)	$(1,580.00)	$(1.43)	$(2,470.00)

Weighted average number of common shares	1,838,828	100	1,432,557	100

Distribution declared, per common share	$0.20	$—	$0.42	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000
Issuance of common stock	1,284,937	13,000	12,822,000	—	12,835,000	—	12,835,000
Redeemed shares	(17,245)	—	(172,000)	—	(172,000)	—	(172,000)
Offering costs	—	—	(1,437,000)	—	(1,437,000)	—	(1,437,000)
Distributions	—	—	(598,000)	—	(598,000)	(7,000)	(605,000)
Net loss	—	—	—	(2,042,000)	(2,042,000)	(34,000)	(2,076,000)
Balance – June 30, 2009	2,325,944	$24,000	$17,212,000	$(3,281,000)	$13,955,000	$(41,000)	$13,914,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficity	Noncontrolling Interest	Total Deficit
Balance - December 31, 2007	100	$—	$1,000	$(133,000)	$(132,000)	$127,000	$(5,000)
Net loss	—	—	—	(247,000)	(247,000)	(127,000)	(374,000)
Balance – June 30, 2008	100	$—	$1,000	$(380,000)	$(379,000)	$—	$(379,000)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,076,000)	$(374,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	48,000	—
Depreciation and amortization	552,000	—
Change in operating assets and liabilities:
Prepaid expenses	(9,000)	61,000
Accounts payable and accrued liabilities	382,000	281,000
Prepaid rent and security deposits	71,000	—
Payable to related parties	(30,000)	(48,000)
Net cash used in operating activities	(1,062,000)	(80,000)

Cash flows from investing activities:
Real estate acquisitions	(24,793,000)	—
Real estate additions	(8,000)	—
Restricted cash	(360,000)	—
Escrow deposits	386,000	—
Net cash used in investing activities	(24,775,000)	—

Cash flows from financing activities:
Proceeds from note payable to related party	14,000,000	—
Proceeds from notes payable	2,760,000	—
Issuance of common stock	12,309,000	—
Redeemed shares	(172,000)	—
Offering costs	(1,841,000)	—
Distributions paid to stockholders	(254,000)	—
Distributions paid to noncontrolling interests	(7,000)	—
Deferred financing costs	(102,000)	—
Net cash provided by financing activities	26,693,000	—
Net increase (decrease) in cash and cash equivalents	856,000	(80,000)
Cash and cash equivalents - beginning of period	7,449,000	85,000
Cash and cash equivalents - end of period	$8,305,000	$5,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$332,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$134,000	$—
Receivable from transfer agent	$265,000	$—
Distribution reinvested	$271,000	$—
Payable to related parties	$40,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(UNAUDITED)

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

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At June 30, 2009, we owned approximately a 99.1% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.9% limited partnership interest.  In addition, the Advisor owned approximately 0.9% of limited partnership interest in Cornerstone Growth & Income Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

For federal income tax purposes, we intend to elect to be treated as a real estate investment trust (“REIT”) for our fiscal year ended December 31, 2008, and such status will be effective for all subsequent years, including the quarter ended June 30, 2009.   REIT status imposes limitations related to operating assisted-living properties.   Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities.  However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT.  Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies.  Master TRS and the REIT have made the applicable election for Master TRS to qualify as a TRS.  Under the management contracts, the management companies will have direct control of the daily operations of these assisted-living properties.

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

On June 20, 2008, the Securities and Exchange Commission (the "SEC") declared our amended registration statement (SEC Registration No. 333-139704) effective, and we began accepting subscriptions for shares under our offering.  As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania, and on August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York and Pennsylvania. We subsequently satisfied the minimum offering amounts and broke escrow with respect to Minnesota and New York subscriptions.

As of June 30, 2009, we had sold a total of approximately 2.3 million shares of our common stock for aggregate gross proceeds of approximately $23.1 million. We intend to use the net proceeds of the Offering to invest in existing leased healthcare, industrial and net-leased retail properties as well as other real estate investments where we believe there are opportunities to enhance cash flow and value.

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for the Offering.  PCC is responsible for marketing our shares being offered pursuant to the Offering. PCC has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through the present.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  Such issuers, however, are affiliates of our Advisor.  FINRA informed our dealer manager that it has concluded its inquiry and has indicated its intention to allege that PCC violated NASD Rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA Rule 2010) in connection with certain private placements.  FINRA has proposed significant sanctions against PCC and Terry Roussel, who serves as PCC’s president and chief compliance officer and as one of its two directors.  PCC has informed us that it believes that it has complied with the requirements of the conduct rules at issue and intends to challenge these findings before a FINRA hearing panel if PCC does not first reach a satisfactory settlement with FINRA regarding the alleged violations.  If FINRA imposes sanctions against PCC, PCC’s business could be materially adversely impacted, which could adversely affect PCC’s ability to serve effectively as the dealer manager of the Offering.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. In preparing the accompanying interim financial statements, we have evaluated the potential occurrence of subsequent events through August 14, 2009, the date at which the financial statements were issued. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on our 2008 Annual Report on Form 10-K, as filed with the SEC.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.  Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.

Restricted Cash

Restricted cash represents cash held in an interest bearing certificate of deposit account as requirement for a mortgage loan.

Investments in Real Estate

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”).  In summary, SFAS 141(R) requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred.  The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.  We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.

We allocate the purchase price of our properties in accordance with SFAS 141(R). Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture fixtures and equipment and intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill.  We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

Tenant relationships and in-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of tenant relationships and in-place lease intangibles, which are included as a component of investments in real estate, is amortized to expense over the weighted average expected lease term.

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

Should a significant tenant terminate their lease, the unamortized portion of intangible assets or liabilities will be charged to revenue.

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets of the business acquired.

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Goodwill

Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including market capitalization rate, future rental revenue, future operating expenses and future occupancy percentages.  Determining the fair value of goodwill involves management judgment and is ultimately based on management's assessment of the value of the assets and, to the extent available, third party assessments.   We perform our annual impairment test as of December 31 of each year.

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

Tenant and Other Receivables

Our revenues are comprised largely of rental income and other income collected from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts.  Management assesses the reliability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs.  Deferred financing costs are amortized over the contractual terms of the respective financings.  Costs without future economic benefit are expensed as they are identified.

Organizational and Offering Costs

The Advisor funds organization and offering costs on our behalf.  We are required to reimburse the Advisor for such organization and offering costs up to 3.5% of the cumulative capital raised in the Primary Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, due diligence, promotional and printing costs and amounts to reimburse our advisor for all costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but the Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of the Offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds.

Consolidation Considerations for Our Investments in Joint Ventures

The FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity.  We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

Depreciation of Real Property Assets

We are required to make subjective assessments as to the useful lives of depreciable assets. We regularly consider the period of future benefit of the asset to determine the appropriate useful lives.

Depreciation of our real estate assets is charged to expense on a straight-line basis over the assigned useful lives, which ranges from two and a half to 39 years.

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests relate to the interests in the consolidated entities that are not wholly-owned by us.

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

Income Taxes

For federal income tax purposes, we intend to elect to be treated as a REIT for our fiscal year ended December 31, 2008, and such status will be effective for all subsequent years, including the quarter ended June 30, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Although we had net operating loss carryovers from years prior to our electing REIT status for the current year, the deferred tax asset associated with such net operating loss carryovers may not be utilized by us as a REIT.  As a result, a valuation allowance for 100% of the deferred tax asset generated has been recorded as of June 30, 2009.

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

A net operating loss in the amount of approximately $239,000 was generated by Master TRS as of June 30, 2009.  We believe it is more likely than not that the benefit from such net operating loss will not be realized.  In recognition of this risk, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.  If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments.  Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2009.  As of June 30, 2009 we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements since we do not record our financial assets and liabilities in our consolidated financial statements at fair value.

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

We adopted SFAS 157 to our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2.  The adoption of SFAS 157 to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, tenant and other receivables, payable to related parties, prepaid rent and security deposits, distributions payable, accounts payable and accrued liabilities, notes payable and note payable to related party. We consider the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, payable to related parties, prepaid rent and secuirty deposits, distributions payable, accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair value of the notes payable is estimated using borrowing rates available to us for notes payable with similar terms and maturities and has been calculated to approximate the carrying values. The fair value of the note payable to related party is not determinable due to the related party nature of the note payable.

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

Adoption of Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 160 (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

SFAS No. 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of SFAS No. 160, we reclassified noncontrolling interests to permanent equity in the accompanying condensed consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests of approximately $34,000 to reflect the noncontrolling interest’s proportionate share of losses during the six months ended June 30, 2009. In periods subsequent to the adoption of SFAS 160, we will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

On April 9, 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

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

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  On April 1, 2009, we adopted the FSPs to enhance disclosures regarding fair value measurements.   The adoption of these FSPs did not have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, the SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, "Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities" to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 on April 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.  The adoption of this standard did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162," which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this standard for the interim period ending September 30, 2009.  The adoption of this standard is not expected to have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We will adopt this standard on January 1, 2010.  We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We will adopt this standard on January 1, 2010.  We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

4.	Investment in Real Estate

As of June 30, 2009, our portfolio consists of two properties which were approximately 87.5% leased.  The following table provides summary information regarding our properties.

Property Name	Location	Date Purchased	Rentable Square Footage	Purchase Price	Debt	June 30, 2009 % Leased
Caruth Haven Court	Highland Park, TX	January 22, 2009	46,083	$20,500,000	$14,000,000	84.6%
The Oaks Bradenton	Bradenton, FL	May 1, 2009	10,580	$4,500,000	$2,760,000	100.0%

As of June 30, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	Furniture and Fixtures	Identified Intangible Assets
Cost	$16,612,000	$201,000	$384,000	$2,143,000
Accumulated depreciation and amortization	(175,000)	(5,000)	(29,000)	(344,000)
Net	$16,437,000	$196,000	$355,000	$1,799,000

As of December 31, 2008, there were no cost and accumulated depreciation and amortization related to real estate assets and related lease intangible.

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended June 30, 2009 and 2008 was approximately $121,000 and $0, respectively.  Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the six months ended June 30, 2009 and 2008 was approximately $208,000 and $0, respectively.

As of June 30, 2009, the estimated useful life for lease intangibles is approximately two years.  As of December 31, 2008, there were no lease intangibles.

Amortization associated with the lease intangible asset for the three months ended June 30, 2009 and 2008 was $230,000 and $0, respectively.  Amortization associated with the lease intangible asset for the six months ended June 30, 2009 and 2008 was $344,000 and $0, respectively.  Estimated amortization for July 1, 2009 through December 31, 2009 and each of the two subsequent years is as follows:

Lease Intangibles
July 1, 2009 to December 31, 2009	$551,000
2010	$951,000
2011	$297,000

5.	Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of June 30, 2009, we had acquired two assisted-living facilities and formed two wholly owned taxable REIT subsidiaries, or TRSs.  The properties will be operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities.  Under the management contracts, the managers have direct control of the daily operations of the properties. The TRSs are wholly owned subsidiaries of Master TRS.

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

A net operating loss in the amount of approximately $239,000 was generated by Master TRS as of June 30, 2009.  We believe it is more likely than not that the benefit from such net operating loss will not be realized.  In recognition of this risk, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.  If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

A REIT may own up to 100% of the stock of one or TRSs that may earn income that would not be qualifying income if earned directly by the parent REIT.   Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  In connection with our acquisition of Caruth Haven Court, we formed a subsidiary that we intended to be a TRS, but we did not submit our TRS election on a timely basis.  We have submitted a request to the Internal Revenue Service, in accordance with applicable Treasury regulations that provide a procedure under which a late filing of an election, such as a TRS election, may be excused. If we do not receive such a ruling, and the subsidiary is not treated as a TRS as of the date we acquired Caruth Haven Court, gross income earned by the subsidiary between the acquisition date and the date our election for treatment as a TRS is effective would be attributed to us and would not constitute qualifying income for REIT purposes.  The attribution of non-qualifying income to us could jeopardize our qualification as a REIT, the loss of which would subject us to federal income tax on our taxable income at regular corporate rates and could result in lower returns to our investors.

6.    Payable to Related Parties

Payable to related parties at June 30, 2009 and December 31, 2008 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

7.     Notes Payable

On May 1, 2009, in connection with the acquisition of Windsor Oaks, we borrowed a total of $2.76 million pursuant to loan agreements with The PrivateBank.  Of the total loan amount, $2.4 million matures on May 1, 2014 with no option to extend and bears interest at a fixed rate of 6.25% per annum.  The remaining $0.36 million matures on May 1, 2014 and bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin.  We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums. Monthly payments for the first twelve months will be interest only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.

During the three months ended June 30, 2009 and 2008, we incurred approximately $25,000 and $0 of interest expense, respectively, related to the fixed rate $2.4 million loan agreement with The PrivateBank.  During the six months ended June 30, 2009 and 2008, we incurred approximately $25,000 and $0 of interest expense, respectively, related to the loan agreement.  As of June 30, 2009 and December 31, 2008, the fixed rate loan agreement had a balance of approximately $2.4 million and $0, respectively.

During the three months ended June 30, 2009 and 2008, we incurred approximately $2,000 and $0 of interest expense, respectively, related to the variable rate $0.36 million loan agreement with The PrivateBank. During the six months ended June 30, 2009 and 2008, we incurred approximately $2,000 and $0 of interest expense, respectively, related to the loan agreement.  As of June 30, 2009 and December 31, 2008, the variable rate loan agreement had a balance of approximately $0.36 million and $0, respectively

The principal payments due for July 1, 2009 to December 31, 2009 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2009 to December 31, 2009	$—
2010	$24,000
2011	$43,000
2012	$45,000
2013	$48,000
2014 and thereafter	$2,600,000

8.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of June 30, 2009, we had issued approximately 2.3 million shares of common stock for total gross proceeds of approximately $23.1 million.  As of December 31, 2008, we had issued approximately 1.1 million shares of common stock for a total of approximately $10.5 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.   We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.   The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.   As of June 30, 2009 and December 31, 2008, approximately 35,000 and 7,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three and six months ended June 30, 2008 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2008	$—	$—	$—
Second quarter 2008	$—	$—	$—

First quarter 2009	$116,000	$122,000	$238,000
Second quarter 2009	$170,000	$190,000	$360,000

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

9.	Related Party Transactions

On January 22, 2009, in connection with the acquisition of the Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P. See Note 10 for further detail.

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

Advisory Agreement

Under the terms of the advisory agreement, the Advisor will use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  The advisory agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

The fees and expense reimbursements payable to the Advisor under the advisory agreement are described below.

Organizational and Offering Costs.  Organizational and offering costs of the Offering paid by the advisor on our behalf and are being reimbursed to the Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the  Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.  As of June 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.0 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $2.9 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $2.7 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds, and the balance will be paid at the time we acquire a property.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended June 30, 2009 and 2008, the Advisor earned approximately $0.2 million and $0 acquisition fees, respectively. For the six months ended June 30, 2009 and 2008, the Advisor earned approximately $0.5 million and $0 acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended June 30, 2009 and 2008, the Advisor earned approximately $54,000 and $0 of asset management fees, respectively, which were expensed. For the six months ended June 30, 2009 and 2008, the Advisor earned approximately $91,000 and $0 of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended June 30, 2009 and 2008, approximately $127,000 and $95,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.   For the six months ended June 30, 2009 and 2008, approximately $253,000 and $190,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

·
After we pay stockholders cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded return, the Advisor will be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned annualized return of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

·
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

·
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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from the Offering.  For the three months ended June 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fee of approximately $0.8 million and $0, respectively.  For the six months ended June 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fee of approximately $1.3 million and $0, respectively.  Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

10.	Note Payable to Related Party

In connection with the acquisition of Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P. The note payable to related party matures on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over prime rate for the term of the loan.  We may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment. As of June 30, 2009, the outstanding balance of the note payable was $14.0 million.

The loan is secured by a deed of trust on Caruth Haven Court, and by an assignment of the leases and rents payable to the borrower including, the rents payable under the lease described above between the borrower, as landlord, and Caruth Haven TRS, LLC, as tenant.  As further security for the loan, the lender has been granted a security interest in rents from the property.

11.	Commitments and Contingencies

We monitor our properties for the presence of hazardous or toxic substances.  While there can be no assurance that a material environment liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows.  Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

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

12.	Pro Forma Financial Information

On January 22, 2009 and May 1, 2009, we completed the purchase of Caruth Haven Court and Windsor Oaks, respectively.  The following summary provides the allocation of the acquired assets and liabilities of Caruth Haven Court and Windsor Oaks as of the respective dates of acquisitions.  We have accounted for the acquisition of Caruth Haven Court and Windsor Oaks as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of Caruth Haven Court and Windsor Oaks were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The break down of the purchase price of Caruth Haven Court and Windsor Oaks is as follows:

Allocation
Land	$4,646,000
Buildings & improvements	16,604,000
Site improvements	201,000
Furniture & fixtures	384,000
In place lease value	2,025,000
Tenant relationship value	118,000
Other assets	295,000
Security deposits and other liabilities	(249,000)
Goodwill	769,000
Real estate acquisition	$24,793,000

During the six months ended June 30, 2009 we acquired two properties, for a total investment of $25.0 million. The following unaudited pro forma information for the six months ended June 30, 2009 and 2008 has been prepared to reflect the incremental effect of the acquisition as if such transaction had occurred on January 1, 2009 and 2008.  As this acquisition is assumed to have been made on January 1, 2009 and 2008, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 and 2008 for purposes of calculating per share data.

For the six months ended June 30, 2009, revenue and net loss of approximately $2.7 million and approximately $0.8 million, respectively, were included in the consolidated statement of operations related to the acquisition.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues	$3,527,000	$3,939,000
Property operating and maintenance expenses	$5,543,000	$4,990,000
Loss from operations	$(2,016,000)	$(1,051,000)
Basic and diluted net loss per common share attributable to common stockholders	$(1.49)	$(4.43)

13.	Subsequent Events

Sale of Shares of Common Stock

As of July 31, 2009, we had raised approximately $26.1 million through the issuance of approximately 2.6 million shares of our common stock under our Offering, excluding, approximately 43,000 shares that were issued pursuant to our distribution reinvestment plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Forward-looking statements were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward –looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 Part II, Item 1A of our quarterly report on form 10-Q for the quarter ended March 31, 2009, both as filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.

As of June 30, 2009, we raised approximately $23.1 million of gross proceeds from the sale of approximately 2.3 million shares of our common stock.

Results of operations for the six months ended June 30, 2009 and June 30, 2008 are not comparable as they reflect different stages of operations.  During the six months ended June 30, 2009, we acquired two real estate properties, one on January 22, 2009 and the other on May 1, 2009.  For the six months ended June 30, 2008, we owned no real estate properties.  We have no paid employees and are externally advised and managed by Cornerstone Leveraged Realty Advisors, LLC.

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

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

We owned two properties during the three months ended June 30, 2009 and none for the comparable period of 2008.

As a result of the acquisitions in 2009, total revenues increased to $1,645,000, property operating and maintenance expenses increased to $1,312,000, asset management fees increased to $54,000 and depreciation and amortization increased to $351,000 compared to 2008. There were no comparable expenses in the first quarter of 2008.

For the second quarter of 2009, real estate acquisition costs increased to $344,000 from $0 for the comparable 2008 period.  The increase is due to the fund raising and acquisition activities that occurred in the second quarter of 2009 and the adoption, on January 1, 2009, of SFAS 141(R), "Business Combinations", which requires that such costs be expensed.  We incurred no acquisition fees in the comparable period of 2008.

General and administrative expenses increased to $268,000 from $177,000 for the comparable 2008 period, primarily due to higher tax and accounting fees and costs, and board of director fees associated with increased operating activity in 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

We owned two properties during the six months ended June 30, 2009 and none for the comparable period of 2008.

As a result of the acquisitions in 2009, total revenues increased to $2,700,000, property operating and maintenance expenses increased to $2,192,000, asset management fees increased to $91,000 and depreciation and amortization increased to $552,000. There were no comparable expenses in the six months ended June 30, 2008.

For the six months ended June 2009, real estate acquisition costs increased to $849,000 from $0 for the comparable 2008 period.  The increase is due to the fund raising and acquisition activities that occurred in the second half of 2009 and the adoption, on January 1, 2009 of SFAS 141(R), "Business Combinations", which requires that such costs be expensed.  We paid no acquisition fees in the comparable period of 2008.

General and administrative expenses increased to $628,000 from $373,000 for the comparable 2008 period primarily due to increased tax and accounting fees  and costs and  board of director fees associated with increased operating activity in 2009.

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

As of June 30, 2009, we had approximately $8.3 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our public offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of June 30, 2009, the Advisor had incurred approximately $3.0 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed.  Of this amount, we have reimbursed $1.0 million to The Advisor.  The Advisor may advance us money for these organization and offering expenses or may pay these expenses on our behalf.  The Advisor does not charge us interest on these advances.  We will repay these advances and reimburse the Advisor for expenses paid on our behalf using the gross proceeds of our public offering, but in no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. The Advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation.  At June 30, 2009, organization and offering costs reimbursed to the Advisor are approximately 3.5% of the gross proceeds of our primary offering.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

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

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the six months ended June 30, 2009, distributions to stockholders were paid from proceeds from our offering.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three months and six months ended June 30, 2009 and 2008 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(958,000)	$(177,000)	$(2,076,000)	$(374,000)
Adjustments:
Net loss attributable to noncontrolling interests	24,000	19,000	34,000	127,000
Depreciation and amortization	351,000	—	552,000	—
Funds from operations (FFO)	$(583,000)	(158,000)	$(1,490,000)	$(247,000)

Weighted average shares outstanding	1,838,828	100	1,432,557	100

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

To date all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and proceeds from loans including those secured by our asset.  Currently, we make cash distributions to our stockholders from capital at an annualized rate of 7.5%, based on a $10.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our public offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

For the quarter ended June 30, 2009 and 2008, we declared distribution of $360,000 and $0, of which, $190,000 and $0 were reinvested.  For the quarter ended June 30, 2009 cash flow from operations and FFO were ($461,000) and ($583,000), respectively.  Accordingly, for the quarter ended June 30, 2009, distributions were funded from sources other than cash from operations.  Cash distributed to stockholders in excess of cash flow from operations in the amount of $170,000 for the quarter ended June 30, 2009 was funded from proceeds from our public offering.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2009, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$16,760,000	$14,007,000	$133,000	$2,620,000	$—
Interest expense related to long term debt (2)	$1,193,000	$590,000	$475,000	$128,000	$—
_________________________
(1)  These obligations represent three loans outstanding as of June 30, 2009:  (1) the acquisition bridge loan of $14.0 million which is secured by the Caruth Haven Court property with Cornerstone Operating Partnership, L.P. a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by our sponsor.   The principal balance will be due on January 21, 2010; (2) a $2.4 million mortgage loan with The PrivateBank and Trust Company in connection with the acquisition of Windsor Oaks .  The principal balance will be due on May 1, 2014 and (3) a $0.36 million loan with the PrivateBank and Trust Company in connection with the acquisition of Windsor Oaks.  The principal balance will be due on May 1, 2014.

(2)  Interest expense related to the acquisition bridge loan is calculated based on the loan balance outstanding at June 30, 2009, one month Wall Street Journal Index 3.25% at June 30, 2009 plus margin of 3.00%.  Interest expense related to $2.4 million mortgage loan agreement with The PrivateBank and Trust Company is a fixed rate of 6.25% per annum.  Monthly payments for the first twelve months are interest-only.  Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.  Interest expense for the remaining $0.36 million loan is calculated based on a variable interest rate equivalent to prevailing market certificate deposits rate of 1.45% at June 30, 2009 plus margin of 1.5%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.  However, we believe that the primary market risk to which we will be exposed is interest rate risk relating to a $14.0 million acquisition bridge loan (the “Bridge Loan”) that we entered into in connection with the acquisition of Caruth Haven Court and the $2.76 million loan (the “PrivateBank Loan”) that we entered into in connection with the acquisition of Windsor Oaks.

The Bridge Loan matures on January 21, 2010, with no option to extend and bears interest at a variable rate of 300 basis points over prime rate for the term of the loan.  We may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty.  As of the date of this filing, we have an outstanding balance of approximately $14.0 million payable under the Bridge Loan.  An increase in the variable interest rate on the Bridge Loan constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to shareholders.  Based on the debt outstanding as of the date of this filing, a 1% change in interest rates would result in a change in annual interest expense of approximately $140,000 per year.

The PrivateBank Loan is comprised of a $2.4 million fixed rate portion and a $0.36 million variable rate portion.  The fixed rate portion matures on May 1, 2014 with no option to extend and bears a fixed interest rate of 6.25% per annum. The variable rate portion matures on May 1, 2014 and bears a variable interest rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin. We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums.

An increase in the variable interest rate on the PrivateBank loan constitutes a market risk.  Based on the outstanding balance as of the date of this filing, a 1% change in interest rates would result in a change in annual interest expense of approximately $4,000 per year.

Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt.  We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the credit worthiness of tenants.  All of these factors may also affect our ability to refinance our debt if necessary.

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

We are dependent on Cornerstone Leveraged Realty Advisors to manage our operations and our portfolio of real estate assets.  Our advisor has no operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations.  To date, the fees we pay to our advisor have been inadequate to cover its operating expenses.  Our advisor has relied on cash raised in private offerings to cover its operational shortfalls.  The FINRA inquiry described below could adversely affect our advisor’s ability to raise capital.  If our advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us.

We are dependent on our affiliated dealer manager to raise funds in our offerings.  Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offerings and could reduce the value of your investment.

The success of our offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager.  If we were unable to raise significant capital in our offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of your investment.  In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of your investment to be more dependent on the performance of any one of our properties.  Therefore, the value of your investment could depend on the success of our offering.

We believe that it could be difficult to secure the services of another dealer manager for a public offering of our shares should our affiliated dealer manager be unable to serve in that capacity.  Therefore, any event that hinders the ability of our dealer manager to conduct offerings on our behalf would jeopardize the success of our offering and could adversely affect the value of your investment.  A number of outcomes, including the FINRA proceeding and risks discussed below, could impair our dealer manager’s ability to successfully serve in that capacity.

Our dealer manager has limited capital.  In order to conduct its operations, our dealer manager depends on transaction-based compensation that it earns in connection with offerings in which it participates.  If our dealer manager does not earn sufficient revenues from the offerings that it manages, it may not have sufficient resources to retain the personnel necessary to market and sell large amounts of shares on our behalf.  In addition, our dealer manager has also relied on equity investments from our affiliates in order to fund its operations, and our affiliates have relied on private offering proceeds in order to make such equity investments in our dealer manager.  Should our affiliates become unable or unwilling to make further equity investments in our dealer manager, our dealer manager’s operations and its ability to conduct a successful public offering for us could suffer.

Our dealer manager has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through the present.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  Such issuers, however, are affiliates of our Advisor.  FINRA has informed our dealer manager that it has concluded its inquiry and has indicated its intention to allege that the dealer manager violated NASD Rules 2210 (Communications with the Public), 3010 (Supervision) and 2110 (Standards of Commercial Honor and Principles of Trade) (which is now FINRA Rule 2010) and has proposed significant sanctions against our dealer manager and Terry Roussel, who serves as our dealer manager’s president and chief compliance officer and as one of its two directors.  Our dealer manager has informed us that it believes that it has complied within the conduct rules at issue and that it intends to challenge these findings a FINRA hearing panel if it does not first reach a satisfactory settlement with FINRA regarding the alleged violations.  If FINRA imposes sanctions against our dealer manager, its business could be materially adversely impacted.

Our dealer manager operates in a highly regulated area and must comply with a complex scheme of federal and state securities laws and regulations as well as the rules imposed by FINRA.  In some cases, there may not be clear authority regarding the interpretation of regulations applicable to our dealer manager.  In such an environment, the risk of sanctions by regulatory authorities is heightened.  Although these risks are also shared by other dealer managers of public offerings, the risks may be greater for our dealer manager because of the limited financial resources of our dealer manager and its affiliates.  Limited financial resources may make it more difficult for our dealer manager to endure regulatory sanctions and to continue to serve effectively as the dealer manager of our offering.  If our dealer manager cannot effectively serve as the dealer manager of our offering, our offering may be less successful and the value of your investment may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400 million was declared effective under the Securities Act of 1933. The offering has not terminated yet.  As of June 30, 2009, we had sold approximately 2.3 million shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $23.1 million.  From this amount, we incurred approximately $2.3 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $0.7 million in acquisition fees payable to the Advisor.  We had acquired two properties as of June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2009 we held our annual meeting of stockholders at our executive office in Irvine, California.  Our stockholders elected Terry G. Roussel, William A. Bloomer, Romeo R. Cefalo, Barry A. Chase, Steven M. Pearson, Ronald Shuck, William C. Sinton and James M. Skorheim to the board of directors.  The following table sets forth and the number of abstentions with respect to each nominee for director.  There were no broker non-votes.

Name	Votes For	Votes withheld	Abstentions
Terry G. Roussel	761,746	4,312	0
William A. Bloomer	761,746	4,312	0
Romeo R. Cefalo	761,746	4,312	0
Barry A. Chase	761,746	4,312	0
Steven M. Pearson	761,746	4,312	0
Ronald Shuck	761,746	4,312	0
William C. Sinton	761,746	4,312	0
James M. Skorheim	761,746	4,312	0

Item 6.	Exhibits

10.1
Promissory note by and between the Oaks Bradenton, LLC, a Delaware limited liability company and The PrivateBank and Trust Company, an Illinois bank association dated May 1, 2009, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2009.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2009.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)