Form 10-Q
period 2009-09-30
Cornerstone Growth & Income REIT, Inc.
filed 2009-11-16
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
☐  Yes        ☒  No

As of November 12, 2009, there were 4,255,789 shares of common stock of Cornerstone Growth & Income REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Growth & Income REIT, Inc.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$18,695,000	$7,449,000
Investments in real estate
Land	4,647,000	—
Buildings, improvements and equipment, net	16,596,000	—
Furniture and fixtures, net	338,000	—
Intangible lease assets, net	1,524,000	—
	23,105,000	—

Deferred costs and deposits	12,000	385,000
Deferred financing costs, net	67,000	41,000
Tenant and other receivable	133,000	10,000
Prepaid expenses	81,000	87,000
Restricted cash	360,000	—
Goodwill	769,000	—
Total assets	$43,222,000	$7,972,000

LIABILITIES AND EQUITY
LIABILITIES
Note payable to related party	$14,000,000	$—
Notes payable	2,760,000	—
Accounts payable and accrued liabilities	606,000	64,000
Payable to related parties	1,621,000	2,478,000
Prepaid rent, security deposits and deferred revenue	208,000	—
Distributions payable	208,000	61,000
Total liabilities	19,403,000	2,603,000

Commitments and contingencies (Note 11)

EQUITY
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 3,598,518 and 1,058,252 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	36,000	11,000
Additional paid-in capital	27,938,000	6,597,000
Accumulated deficit	(4,102,000)	(1,239,000)
Total stockholders’ equity	23,872,000	5,369,000
Noncontrolling interests	(53,000)	—
Total equity	23,819,000	5,369,000
Total liabilities and equity	$43,222,000	$7,972,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental revenues	$1,431,000	$—	$3,462,000	$—
Tenant reimbursements and other income	458,000	—	1,127,000	—
	1,889,000	—	4,589,000	—
Expenses:
Property operating and maintenance	1,499,000	—	3,691,000	—
General and administrative	211,000	287,000	839,000	660,000
Asset management fees	60,000	—	151,000	—
Real estate acquisition costs	252,000	102,000	1,101,000	102,000
Depreciation and amortization	406,000	—	958,000	—
	2,428,000	389,000	6,740,000	762,000
Loss from operations	(539,000)	(389,000)	(2,151,000)	(762,000)

Other income (expense):
Interest income	3,000	2,000	6,000	2,000
Interest expense	(293,000)	—	(760,000)	(1,000)
Net loss	(829,000)	(387,000)	(2,905,000)	(761,000)
Less: Net (loss) income attributable to the noncontrolling interests	(8,000)	3,000	(42,000)	(124,000)

Net loss attributable to common stockholders	$(821,000)	$(390,000)	$(2,863,000)	$(637,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.30)	$(3.62)	$(1.70)	$(44.08)

Weighted average number of common shares	2,775,594	107,743	1,682,899	14,452

Distribution declared, per common share	$0.19	$0.10	$0.56	$0.10

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine months Ended September 30, 2009 and 2008

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000
Issuance of common stock	2,557,511	25,000	25,522,000	—	25,547,000	—	25,547,000
Redeemed shares	(17,245)	—	(172,000)	—	(172,000)	—	(172,000)
Offering costs	—	—	(2,861,000)	—	(2,861,000)	—	(2,861,000)
Distributions	—	—	(1,148,000)	—	(1,148,000)	(11,000)	(1,159,000)
Net loss	—	—	—	(2,863,000)	(2,863,000)	(42,000)	(2,905,000)
Balance – September 30, 2009	3,598,518	$36,000	$27,938,000	$(4,102,000)	$23,872,000	$(53,000)	$23,819,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance - December 31, 2007	100	$—	$1,000	$(133,000)	$(132,000)	$127,000	$(5,000)
Issuance of common stock	511,478	5,000	5,109,000	—	5,114,000	—	5,114,000
Redeemed shares	—	—	—	—	—	—	—
Offering costs	—	—	(3,186,000)	—	(3,186,000)	—	(3,186,000)
Distributions	—	—	(32,000)	—	(32,000)	(3,000)	(35,000)
Net loss	—	—	—	(637,000)	(637,000)	(124,000)	(761,000)
Balance – September 30, 2008	511,578	$5,000	$1,892,000	$(770,000)	$1,127,000	$—	$1,127,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,905,000)	$(761,000)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Amortization of deferred financing costs	76,000	—
Depreciation and amortization	958,000	—
Change in operating assets and liabilities:
Tenant and other receivables	119,000	—
Prepaid expenses	36,000	71,000
Accounts payable and accrued liabilities	337,000	(69,000)
Prepaid rent, security deposits and deferred revenue	122,000	—
Payable to related parties	(126,000)	79,000
Net cash used in operating activities	(1,383,000)	(680,000)

Cash flows from investing activities:
Real estate acquisitions	(24,793,000)	—
Real estate additions	(79,000)	—
Restricted cash	(360,000)	—
Escrow deposits	386,000	—
Net cash used in investing activities	(24,846,000)	—

Cash flows from financing activities:
Proceeds from note payable to related party	14,000,000	—
Proceeds from notes payable	2,760,000	—
Issuance of common stock	25,036,000	5,109,000
Redeemed shares	(172,000)	—
Offering costs	(3,556,000)	(685,000)
Distributions paid to stockholders	(480,000)	(2,000)
Distributions paid to noncontrolling interests	(11,000)	(3,000)
Deferred financing costs	(102,000)	—
Net cash provided by financing activities	37,475,000	4,419,000
Net increase in cash and cash equivalents	11,246,000	3,739,000
Cash and cash equivalents - beginning of period	7,449,000	85,000
Cash and cash equivalents - end of period	$18,695,000	$3,824,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$670,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$208,000	$24,000
Distribution reinvested	$521,000	$6,000
Accrued offering costs	$101,000	$2,502,000
Accrued real estate addition	$5,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE GROWTH & INCOME REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(UNAUDITED)

1.	Organization

Cornerstone Growth & Income REIT, Inc., a Maryland corporation, was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.    As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Growth & Income REIT, Inc. and its consolidated subsidiaries, except where context otherwise requires. We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.    Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Advisor”), pursuant to an advisory agreement.

Cornerstone Growth & Income Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.    At September 30, 2009, we owned approximately a 99.4% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.6% limited partnership interest.    In addition, the Advisor owned approximately 0.9% of limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.    All intercompany accounts and transactions have been eliminated in consolidation.

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

On June 20, 2008, the Securities and Exchange Commission (the "SEC") declared our amended registration statement (SEC Registration No. 333-139704) effective, and we began accepting subscriptions for shares under our offering.    As of August 10, 2008, we had sold approximately $1.0 million of stock to the public, which was sufficient to satisfy the minimum offering amount in all states except Minnesota, New York and Pennsylvania, and on August 19, 2008, we broke escrow with respect to subscriptions received from all states except Minnesota, New York and Pennsylvania. We subsequently satisfied the minimum offering amounts and broke escrow with all states.

As of September 30, 2009, we had sold a total of approximately 3.6 million shares of our common stock for aggregate gross proceeds of approximately $35.5 million. We intend to use the net proceeds of the Offering to invest in real estate including  healthcare, multi-tenant industrial, net-leased retail properties and other real estate investments where we believe there are opportunities to enhance cash flow and value.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.    The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. In preparing the accompanying interim financial statements, we have evaluated the potential occurrence of subsequent events through November 13, 2009, the date at which the financial statements were issued. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on our 2008 Annual Report on Form 10-K, as filed with the SEC.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.    Cash is generally invested in government backed securities and investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited.

Restricted Cash

Restricted cash represents cash held in an interest bearing certificate of deposit account as required under the terms of  a mortgage loan.

Investments in Real Estate

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (the “ASC”) FASB ASC 805-10, Business Combinations.    In summary, FASB ASC 805-10 requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.    In addition, this standard requires acquisition costs to be expensed as incurred.    The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted.    We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.

We allocate the purchase price of our properties in accordance with FASB ASC 805-10. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture fixtures and equipment and intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill.    We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

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

Goodwill represents the excess of acquisition cost over the fair value of identifiable net assets of the business acquired.

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with FASB ASC 360-10, Property, Plant & Equipment, when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.    Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.    We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.    Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

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

Revenue Recognition

Revenue is recorded in accordance with FASB ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). FASB ASC 840-10 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms.

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

Our allowance for doubtful accounts was approximately $3,000 and $0 as of September 30, 2009 and December 31, 2008.

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

Consolidation Considerations for Our Investments in Joint Ventures

FASB ASC 810-10, Consolidation, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.    Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity.    We evaluate, as appropriate, our interests, if any, in joint ventures and other arrangements to determine if consolidation is appropriate.

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

Uncertain Tax Positions

In accordance with the requirements of FASB ASC 740-10, Income Taxes,  favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the IRS from asserting the prohibited transaction test. We have not had any sales of properties to date. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.    As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.    If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.    Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.    However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Although we had net operating loss carryovers from years prior to our electing REIT status for the current year, the deferred tax asset associated with such net operating loss carryovers may not be utilized by us as a REIT.    As a result, a valuation allowance for 100% of the deferred tax asset generated has been recorded as of September 30, 2009.

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

A net operating loss in the amount of approximately $307,000 was generated by Master TRS as of September 30, 2009.    We believe it is more likely than not that the benefit from such net operating loss will not be realized.    In recognition of this risk, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.    If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments.    Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2009.    As of September 30, 2009 we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

On January 1, 2008, we adopted FASB ASC 820-10, Fair Value Measurements and Disclosures. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. FASB ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements  The adoption of FASB ASC 820-10 did not have a material impact on our consolidated financial statements because we do not record our financial assets and liabilities in our consolidated financial statements at fair value.

We adopted FASB ASC 820-10 with respect to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of FASB ASC 820-10 with respect to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

The FASB ASC 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, payable to related parties, prepaid rent, security deposits, and deferred revenue, accounts payable and accrued liabilities, note payable to related party, restricted cash and notes payable. We consider the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, payable to related parties, note payable, prepaid rent, security deposits, and deferred revenue, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair value of  notes payable  is estimated using lending rates available to us for financial instruments with similar terms and maturities and had been calculated to approximate the carrying value.  The fair value of the note payable to related party is not determinable due to the related party nature of the note payable.

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

Segment Disclosure

FASB ASC 280-10, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.    Our current business consists of acquiring and operating real estate assets.    Management evaluates operating performance on an individual property level.    However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

Adoption of Accounting Pronouncements

On January 1, 2009, we adopted FASB ASC 810-10-65, Consolidation, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

FASB ASC 810-10-65 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of FASB ASC 810-10-65, we reclassified noncontrolling interests to permanent equity in the accompanying condensed consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests of approximately $53,000 to reflect the noncontrolling interest’s proportionate share of losses during the nine months ended September 30, 2009.  In periods subsequent to the adoption of FASB ASC 810-10-65, we will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FASB ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP states a reporting entity shall evaluate circumstances to determine whether the transaction is orderly based on the weight of the evidence. Additional disclosures required by this FSP include the inputs and valuation techniques used to measure fair values and any changes in such.

FASB ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

FASB ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments, intends to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.    The FSP also requires increased and timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.      On April 1, 2009, we adopted the FSPs to enhance disclosures regarding fair value measurements.    The adoption of these FSPs did not have a significant impact on our condensed consolidated financial statements.

On April 13, 2009, SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces FASB ASC 320-10-S99-1, Miscellaneous Accounting – Other Than Temporary Impariment of Certain Investments in Equity Securities, to reflect FASB ASC 320-10-65-1. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended FASB ASC 320-10-S99-1 maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FASB ASC 320-10-65-1. The adoption of SAB 111 on April 1, 2009 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.    The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles, which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this standard as of September 30, 2009.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), (SFAS 167 shall remain authoritative until integrated in the ASC), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.    We will adopt this standard on January 1, 2010.     We are in the process of evaluating the impact of this standard.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), (SFAS 166 shall remain authoritative until integrated in the ASC). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We will adopt this standard on January 1, 2010.      We do not believe that the adoption of this standard will have a material effect on our condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU, 2009-05, Measuring Liabilities at Fair Value, ASU 2009-05 provides guidance on measuring the fair value of liabilities under FASB Codification Topic 820, Fair Value Measurements and Disclosure. Specifically, the guidance reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, and presumes that the liability is to continue and is not settled with a counterparty. Further, nonperformance risk does not change after transfer of the liability. ASU 2009-05 also provides guidance on the valuation techniques to estimate fair value of a liability in an active and inactive market. ASU 2009-05 is effective for the first interim or annual reporting period beginning after issuance. We will adopt ASU 2009-05 on October 1, 2009, which will only apply to the disclosures of fair value of financial instruments. The adoption of ASU 2009-05 is not expected to have a material impact on our footnote disclosures.

4.	Investment in Real Estate

As of September 30, 2009, our portfolio consists of two properties which were approximately 92.8% leased.    The following table provides summary information regarding our properties.

Property Name	Location	Date Purchased	Rentable Square Footage	Purchase Price	Debt	September 30, 2009 % Leased
Caruth Haven Court	Highland Park, TX	January 22, 2009	46,083	$20,500,000	$14,000,000	91.2%
The Oaks Bradenton	Bradenton, FL	May 1, 2009	10,580	$4,500,000	$2,760,000	100.0%

As of September 30, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	Furniture and Fixtures	Identified Intangible Assets
Cost	$16,686,000	$201,000	$386,000	$2,143,000
Accumulated depreciation and amortization	(283,000)	(8,000)	(48,000)	(619,000)
Net	$16,403,000	$193,000	$338,000	$1,524,000

As of December 31, 2008, there were no cost and accumulated depreciation and amortization related to real estate assets and related lease intangible.

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended September 30, 2009 and 2008 was approximately $130,000 and $0, respectively.    Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the nine months ended September 30, 2009 and 2008 was approximately $339,000 and $0, respectively.

As of September 30, 2009, the estimated useful life for lease intangibles is approximately two years.    As of December 31, 2008, there were no lease intangibles.

Amortization associated with the lease intangible assets for the three months ended September 30, 2009 and 2008 was $276,000 and $0, respectively.    Amortization associated with the lease intangible assets for the nine months ended September 30, 2009 and 2008 was $619,000 and $0, respectively.    Estimated amortization for October 1, 2009 through December 31, 2009 and each of the two subsequent years is as follows:

Lease Intangibles
October 1, 2009 to December 31, 2009	$276,000
2010	$951,000
2011	$297,000

5.	Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of September 30, 2009, we had acquired two assisted-living facilities and formed two wholly owned taxable REIT subsidiaries, or TRSs.    The properties will be operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities.    Under the management contracts, the managers have direct control of the daily operations of the properties. The TRSs are wholly owned subsidiaries of Master TRS.

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

A net operating loss in the amount of approximately $307,000 was generated by Master TRS as of September 30, 2009.    We believe it is more likely than not that the benefit from such net operating loss will not be realized.    In recognition of this risk, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.    If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

6.	Payable to Related Parties

Payable to related parties at September 30, 2009 and December 31, 2008 consists of offering costs, acquisition fees, and expense reimbursement payable and sales commissions and dealer manager fees incurred to the Advisor and PCC.

7.	Notes Payable

On May 1, 2009, in connection with the acquisition of Windsor Oaks, we borrowed a total of $2.76 million pursuant to loan agreements with The PrivateBank.    Of the total loan amount, $2.4 million matures on May 1, 2014 with no option to extend and bears interest at a fixed rate of 6.25% per annum.    The remaining $360,000 matures on May 1, 2014 and bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin.    We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums. Monthly payments for the first twelve months will be interest only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of September 30, 2009, we were in compliance with all these financial covenants.

During the three months ended September 30, 2009 and 2008, we incurred approximately $41,000 and $0 of interest expense, respectively, related to the loan agreements with The PrivateBank  During the nine months ended September 30, 2009 and 2008, we incurred approximately $69,000 and $0 of interest expense, respectively, related to the loan agreements with The PrivateBank. As of September 30, 2009 and December 31, 2008, the fixed rate loan agreement had a balance of approximately $2.4 million and $0, respectively and the variable rate loan agreement had a balance of $360,000 and $0, respectively.

The principal payments due for October 1, 2009 to December 31, 2009 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2009 to December 31, 2009	$—
2010	$24,000
2011	$43,000
2012	$45,000
2013	$48,000
2014 and thereafter	$2,600,000

8.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.    As of September 30, 2009, including distributions reinvested, we had issued approximately 3.6 million shares of common stock for total gross proceeds of approximately $36.1 million.    As of December 31, 2008, including distributions reinvested, we had issued approximately 1.1 million shares of common stock for a total of approximately $10.5 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.      We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.      The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.      As of September 30, 2009 and December 31, 2008, approximately 61,000 and 7,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three and nine months ended September 30, 2008 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2008	$—	$—	$—
Second quarter 2008	$—	$—	$—
Third quarter 2008	$14,000	$18,000	$32,000

First quarter 2009	$116,000	$122,000	$238,000
Second quarter 2009	$170,000	$190,000	$360,000
Third quarter 2009	$266,000	$284,000	$550,000

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

Stock Repurchase Program

We have adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death.    Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares are held.    Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares.    Our board of directors intends to waive the one-year holding period in the event of the death of a stockholder and adjust the redemption price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the redemption price for our shares of stock, or suspend or terminate our stock repurchase program.

During the offering and each of the first seven years following the closing of the offering, (i)  we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment program, and (ii)  we may not, except to repurchase the shares of a deceased shareholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.   Beginning seven years after termination of this primary offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we will modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.

During the nine months ended September 30, 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	-	$-
February	-	$-
March	-	$-
April	-	$-
May	-	$-
June	17,245	$9.83
July	-	$-
August	-	$-
September	-	$-
17,245

During the nine months ended September 30, 2008, we did not redeem any shares pursuant to our stock repurchase program.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

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

Organizational and Offering Costs.    Organizational and offering costs of the Offering paid by the advisor on our behalf and are being reimbursed to the Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the    Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.      At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering.    As of September 30, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.2 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.1 million of offering costs which reduce net proceeds of our offering.    As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $2.7 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.    The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments.    A portion of the acquisition fees will be paid upon receipt of the offering proceeds, and the balance will be paid at the time we acquire a property.    However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.      In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.    For the three months ended September 30, 2009 and 2008, the Advisor earned approximately $0.2 million and $0.1 million acquisition fees, respectively. For the nine months ended September 30, 2009 and 2008, the Advisor earned approximately $0.7 million and $0.1 million acquisition fees, respectively.

Management Fees.    The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate book basis carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.    In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us.    These fees and expenses are in addition to management fees that we pay to third party property managers.    For the three months ended September 30, 2009 and 2008, the Advisor earned approximately $60,000 and $0 of asset management fees, respectively, which were expensed. For the nine months ended September 30, 2009 and 2008, the Advisor earned approximately $151,000 and $0 of asset management fees, respectively, which were expensed.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.    For the three months ended September 30, 2009 and 2008, approximately $102,000 and $119,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.      For the nine months ended September 30, 2009 and 2008, approximately $355,000 and $309,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.    PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.    PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.    The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from the Offering.    For the three months ended September 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fee of approximately $1.2 million and $0.5 million, respectively.    For the nine months ended September 30, 2009 and 2008, our dealer manager earned sales commission and dealer manager fee of approximately $2.5 million and $0.5 million, respectively.    Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

10.	Note Payable to Related Party

In connection with the acquisition of Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P. a wholly-owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly-offered, non-traded REIT sponsored by affiliates of our advisor.  The note payable to related party matures on January 21, 2010, with no option to extend and bears interest at a variable rate of  300 basis points over the prime rate for the term of the loan (3.25% at September 30, 2009).    We may repay the loan, in whole or in part, on or before January 21, 2010 without incurring any prepayment penalty     We expect to refinance this bridge loan with a new mortgage loan before its due date.  Monthly installments on the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayment. As of September 30, 2009, the outstanding balance of the note payable was $14.0 million. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of September 30, 2009, we were in compliance with all these financial covenants. For the three months ended September 30, 2009 and 2008, interest expense for note payable to related party was $224,000 and $0 respectively. For the nine months ended September 30, 2009 and 2008, interest expense for note payable to related party was $615,000 and $0, respectively.

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

On January 22, 2009 and May 1, 2009, we completed the purchase of Caruth Haven Court and Windsor Oaks, respectively.    The following summary provides the allocation of the acquired assets and liabilities of Caruth Haven Court and Windsor Oaks as of the respective dates of acquisitions.    We have accounted for the acquisitions of Caruth Haven Court and Windsor Oaks as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of Caruth Haven Court and Windsor Oaks were recorded as of the acquisition date, at their respective fair values, and consolidated in our condensed consolidated financial statements. The break down of the purchase price of Caruth Haven Court and Windsor Oaks is as follows:

Allocation
Land	$4,646,000
Buildings & improvements	16,604,000
Site improvements	201,000
Furniture & fixtures	384,000
In place lease value	2,025,000
Tenant relationship value	118,000
Other assets	295,000
Security deposits and other liabilities	(249,000)
Goodwill	769,000
Real estate acquisitions	$24,793,000

The following unaudited pro forma information for the nine months ended September 30, 2009 and 2008 has been prepared to reflect the incremental effect of the acquisition as if such acquisition had occurred on January 1, 2009 and 2008.    As acquisitions are assumed to have been made on January 1, 2009 and 2008, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 and 2008 for purposes of calculating per share data.

For the nine months ended September 30, 2009, revenue and net loss of approximately $4.6 million and approximately $1.3 million, respectively, were included in the consolidated statement of operations related to the acquisitions.

	Nine months Ended	Nine months Ended
	September 30, 2009	September 30, 2008
Revenues	$5,416,000	$5,886,000
Property operating and maintenance expenses	$4,506,000	$4,627,000
Loss from operations	$(910,000)	$(1,259,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.16)	$(3.05)

13.	Subsequent Events

Sale of Shares of Common Stock

As of November 13, 2009, we had raised approximately $42.1 million through the issuance of approximately 4.2 million shares of our common stock under our Offering, excluding, approximately 85,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 18,000 shares pursuant to our stock repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.    This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.    These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.    Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.    Forward-looking statements were true at the time made may ultimately prove to be incorrect or false.    We undertake no obligation to update or revise publicly any forward –looking statements, whether as a result of new information, future events or otherwise.    All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009, both as filed with the SEC, and the risk identified in Part II, Item 1A of this quarterly report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.    As of September 30, 2009, we raised approximately $35.5 million of gross proceeds from the sale of approximately 3.6 million shares of our common stock.

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i)  increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii)  maximize tenant recoveries given the underlying lease structures; and (iii)  control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. In addition, the failure or near failure of several large financial institutions early in this period and the continued failures of smaller financial institutions and businesses, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased market uncertainty and volatility. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for subordinate securitized debt instruments.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

Currently, benchmark interest rates, such as LIBOR, are at historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

These market conditions have and will likely continue having a significant impact on our real estate investments. Increase in marketing expenses may be required to attract and retain tenants in order to maintain our occupancy level, which is vital to the continued success of our portfolio, may result in lower cash flow available for distributions.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Results of Operations

We began accepting subscriptions for shares under our initial public offering on June 20, 2008.    Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire. Results of operations for the nine months ended September 30, 2009 and September 30, 2008 are not comparable as they reflect different stages of operations.    During the nine months ended September 30, 2009, we acquired two real estate properties, one on January 22, 2009 and the other on May 1, 2009.    For the nine months ended September 30, 2008, we owned no real estate properties.    We have no paid employees and are externally advised.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

We owned two properties during the three months ended September 30, 2009 and none for the comparable period of 2008.

As a result of the acquisitions in 2009, total revenues increased to $1,889,000, property operating and maintenance expenses increased to $1,499,000, asset management fees increased to $60,000 and depreciation and amortization increased to $406,000. There were no comparable revenue and expenses in the third quarter of 2008.

For the third quarter of 2009, real estate acquisition costs increased to $252,000 from $102,000 for the comparable 2008 period.    The increase related to the portion of the acquisition fee paid on receipt of offering proceeds was primarily due to the three full months of fund raising in the third quarter of 2009 compared to one and one-half months for the comparable period in 2008.

General and administrative expenses decreased to $211,000 from $287,000 for the comparable 2008 period primarily due to the decrease of approximately $87,000 in organizational start-up costs offset by an increase of approximately $11,000 of professional expenses.

Interest expense in the third quarter of 2009 increased to $293,000 from $0 for the comparable period of 2008 due to financing of two real estate acquisitions.

Comparison of the Nine months Ended September 30, 2009 to the Nine months Ended September 30, 2008

We acquired two properties during the nine months ended September 30, 2009 and owned none for the comparable period of 2008.

As a result of the acquisitions in 2009, total revenues increased to $4,589,000, property operating and maintenance expenses increased to $3,691,000, asset management fees increased to $151,000 and depreciation and amortization increased to $958,000. There were no comparable revenue and expenses in the nine months ended September 30, 2008.

For the nine months ended September 30, 2009 and September 30, 2008 real estate acquisition costs increased to $1,101,000 from $102,000, respectively.   The increase is primarily due to approximately $703,000 of real estate acquisition expenses related to two acquisitions in 2009 and approximately $296,000 of  acquisition fee paid on receipt of offering proceeds as compared to only one and one-half months of fund raising in 2008.

General and administrative expenses increased to $839,000 from $660,000 for the comparable 2008 period primarily due to increased tax and accounting fees  and costs and  board of director fees associated with increased operating activity in 2009.

Interest expense for the nine months ended September 30, 2009 increased to $760,000 from $1,000 for the comparable period of 2008 due to financing of two real estate acquisitions.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.    We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, operating expenses, interest expense on any outstanding indebtedness, capital expenditures, debt repayment and payment of distributions.

As of September 30, 2009, we had approximately $18.7 million in cash and cash equivalents on hand.    Our liquidity will increase as additional subscriptions for shares are accepted in our public offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of September 30, 2009, the Advisor had incurred approximately $3.2 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed.    Of this amount, we have reimbursed $1.5 million to The Advisor.    The Advisor may advance us money for these organization and offering expenses or may pay these expenses on our behalf.    The Advisor does not charge us interest on these advances.    We will repay these advances and reimburse the Advisor for expenses paid on our behalf using the gross proceeds of our Offering, but in no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our primary offering. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our Offering.   At September 30, 2009, organization and offering costs reimbursed to the Advisor are approximately 4.3% of the gross proceeds of our Primary Offering.    In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our Offering.

We will not rely on advances from the Advisor to acquire properties but the Advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties.    However, we intend to reduce the percentage to fall within the 40% to 50% range no later than the end of our offering stage.    To the extent sufficient proceeds from our public offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that our Offering is not fully sold, our ability to diversify our investments may be diminished.

There may be a delay between the sale of our shares and the purchase of properties.    During this period, our Offering net proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.    For the nine months ended September 30, 2009, distributions to stockholders were paid from proceeds from our Offering.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.    We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).    NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.    Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.    We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.    Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.    Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.    As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.    Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.    FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.    Our calculations of FFO for the three months and nine months ended September 30, 2009 and 2008 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(829,000)	$(387,000)	$(2,905,000)	$(761,000)
Adjustments:
Net loss (income) attributable to noncontrolling interests	8,000	(3,000)	42,000	124,000
Depreciation and amortization	406,000	—	958,000	—
Funds from operations (FFO)	$(415,000)	(390,000)	$(1,905,000)	$(637,000)

Weighted average shares outstanding	2,775,594	107,743	1,682,899	14,452

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

	Distributions Declared			Cash Flow from	Funds from
Period	Cash	Reinvested	Total	Operations	Operations
Third quarter 2008	$14,000	$18,000	$32,000	$(600,000)	$(390,000)

Third quarter 2009	$266,000	$284,000	$550,000	$(321,000)	$(416,000)

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2009, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$16,760,000	$14,013,000	$134,000	$2,612,000	$—
Interest expense related to long term debt (2)	$928,000	$353,000	$473,000	$102,000	$—
_________________________
(1)    These obligations represent three loans outstanding as of September 30, 2009:    (1) the acquisition bridge loan of $14.0 million which is secured by the Caruth Haven Court property with Cornerstone Operating Partnership, L.P. a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by our sponsor.      The principal balance will be due on January 21, 2010; (2) a $2.4 million mortgage loan with The PrivateBank and Trust Company in connection with the acquisition of Windsor Oaks.    The principal balance will be due on May 1, 2014 and (3) a $0.36 million loan with the PrivateBank and Trust Company in connection with the acquisition of Windsor Oaks.    The principal balance will be due on May 1, 2014.

(2)    Interest expense related to the acquisition bridge loan is calculated based on the loan balance outstanding at September 30, 2009, one month Wall Street Journal Index 3.25% at September 30, 2009 plus margin of 3.00%.    Interest expense related to $2.4 million mortgage loan agreement with The PrivateBank and Trust Company is a fixed rate of 6.25% per annum.    Monthly payments for the first twelve months are interest-only.    Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.    Interest expense for the remaining $0.36 million loan is calculated based on a variable interest rate equivalent to prevailing market certificate deposits rate of 1.45% at September 30, 2009 plus margin of 1.5%.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.    We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.    However, we believe that the primary market risk to which we will be exposed is interest rate risk relating to a $14.0 million acquisition bridge loan (the “Bridge Loan”) that we entered into in connection with the acquisition of Caruth Haven Court and $2.76 million loan (the “PrivateBank Loan”) that we entered into in connection with the acquisition of Windsor Oaks.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The following risk supplements the risks disclosed in Part I, Item 1A if our annual report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.   The distributions paid for the four quarters ended September 30, 2009 were approximately $1.1 million. Of this amount approximately $0.6 million was reinvested through our dividend reinvestment plan and approximately $0.5 million was paid in cash to stockholders. For the four quarters ended September 30, 2009 cash flow from operations and FFO were approximately $(2.0) million and $(2.4) million, respectively. Accordingly, for the four quarters ended September 30, 2009, total distributions exceeded cash flow from operations and FFO for the same period.  During the four quarters ended September 30, 2009, we used offering proceeds to pay cash distributions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400 million was declared effective under the Securities Act of 1933. The offering has not terminated yet.    As of September 30, 2009, we had sold approximately 3.6 million shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $35.5 million.    From this amount, we incurred approximately $3.5 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $0.9 million in acquisition fees payable to the Advisor.    We had acquired two properties as of September 30, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2009.

CORNERSTONE GROWTH & INCOME REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)