Form 10-K
period 2009-12-31
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2010-03-17
CIK 1378774

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 333-139704

CORNERSTONE HEALTHCARE PLUS REIT, INC.
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

As of June 30, 2009 (the last business day of the registrant’s second fiscal quarter), there were 2,325,944 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $23,217,450.

As of March 12, 2010, there were approximately 5,957,167 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2010, into Part III of this Form 10-K to the extent stated herein.

CORNERSTONE HEALTHCARE PLUS REIT, INC.
(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, there can be no assurance that our expectations will be realized.

ITEM 1.  BUSINESS

Our Company

Cornerstone Healthcare Plus REIT, Inc., (formerly Cornerstone Growth & Income REIT, Inc.) a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Healthcare Plus REIT, Inc. and its consolidated subsidiaries, except where context otherwise requires. We have qualified, and intend to continue to qualify, as a real estate investment trust (REIT) for federal tax purposes.

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership, formed on October 17, 2006.  We are the sole general partner of the operating partnership and have control over its affairs.

Our external advisor, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company (our “Advisor”), was formed on October 16, 2006 for the purpose of acting as our Advisor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement.  Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the advisory agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.  Currently, we have no direct employees and all management and administrative personnel responsible for conducting our business are employed by our Advisor and its affiliates.

Our Advisor has entered into agreements with Servant Investments, LLC and Servant Healthcare Investments, LLC, (collectively “Servant”) two Florida based real estate operating companies. Under the terms of these agreements Servant will provide real estate acquisition and portfolio management services to our Advisor in connection with healthcare and net-leased retail properties acquired by the Company in specified geographic areas.

We began accepting subscriptions in our offering on June 20, 2008. As of December 31, 2009, a total of approximately 4.9 million shares of our common stock had been sold for aggregate gross proceeds of approximately $49.1 million.  This excludes shares issued under the distribution reinvestment plan. Effective as of January 8, 2010, we amended our charter to change our name from “Cornerstone Growth & Income REIT, Inc.” to “Cornerstone Healthcare Plus REIT, Inc.”

Investment Objectives

Our investment objectives are to:

• preserve stockholder capital by acquiring and operating real estate;

• realize growth in the value of your investment by:

• purchasing stabilized, income-producing properties with the potential for capital appreciation and

• profiting from the purchase and development or repositioning of other properties;

•
  provide stockholders with current income from the operations of the properties we acquire, including the income from properties we develop or reposition (redevelop or employ other asset-management strategies to enhance existing cash flow) once they are stabilized (no longer in the lease-up stage following development or redevelopment and substantially leased); and

•	provide long-term liquidity to our stockholders within seven years of the termination of our initial public offering after accomplishing the above objectives by:

•	liquidating our assets,

•	listing our shares on a national securities exchange,

•	another liquidity event such as a merger with another company or

•
expanding our proposed stock repurchase program to redeem upon stockholder request up to 10% of our prior-year outstanding shares utilizing proceeds from the sale of our properties or other sources of funds irrespective of the amount of proceeds raised under our distribution reinvestment plan.

We intend to use the net proceeds of our offering to primarily invest in existing leased properties as well as other properties where we believe there are opportunities to enhance cash flow and value. We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment policies or the investment restrictions described below except upon approval of the independent directors committee. Decisions relating to the purchase or sale of properties will be made by our Advisor, subject to approval by our board of directors.

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

Investment Strategy

Our independent directors committee will review our investment policies at least annually to determine whether these policies continue to be in the best interest of our stockholders.  We may change our investment policies without stockholder approval.  Our Advisor will recommend property acquisitions to our investment committee, which will approve or reject proposed acquisitions.

Our objective is to acquire a long-term stabilized portfolio of real estate properties from the proceeds of our offering that consists of at least 50% core plus properties. We may acquire value-added and opportunistic properties.  We may utilize our initial offering proceeds to acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions.

We intend for our investments in real estate assets to be primarily concentrated in the healthcare, industrial and net-leased retail sectors.

Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities and outpatient centers. According to The National Coalition on Healthcare, by 2016 nearly $1 in every $5 in the U.S. will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance.  A diversified portfolio of healthcare property types, minimizes risks associated with third-party payors, such as Medicare and Medicaid.

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

Acquisition Policies

Core Plus Properties

We expect to use a significant portion of the net proceeds from our offering to invest in “core plus” investment grade properties that are:

•	owned and operated with a low to moderate level of permanent mortgage financing;

•	of a high-quality and currently producing income;

•	located in U.S real estate markets with barriers to entry for new competitive product;

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

Target Market Criteria

We intend to acquire properties located in markets with strong fundamentals and strong supply and demand dynamics throughout the United States.  Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

•	historic and projected population growth;

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;

•	markets with historic and growing numbers of qualified and affordable workforce;

•	historic and projected employment growth;

•	historic market liquidity for buying and selling of commercial real estate;

•	markets with high levels of insured populations;

•	stable household income and economic conditions; and

•	sound real estate fundamentals, such as high occupancy rates and potential for increasing rental rates.

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

Our charter does not limit the amount of gross offering proceeds that we may apply to mortgage loans or other real estate-related investments and during the early stages of this offering, the percentage of our assets invested in these investments may exceed 20% of our total assets.  While we have no intention of becoming a mortgage REIT, we may acquire or make the following:

•	first and second mortgages;
•	convertible mortgages;
•	construction loans on real estate;
•	mortgage loan participation investments;
•	common, preferred and convertible preferred equity securities issued by real estate companies;
•	mezzanine and bridge loans; and
•	other illiquid real estate-related securities.

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

We may hold interests in properties located in the same geographic locations as other entities managed by our Advisor or our Advisor’s affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by other entities managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from those we may have in such geographic markets.

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

The healthcare industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules.  In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.  Additional laws and regulations may be enacted or adopted that could require changes in the design of properties and certain operations of our tenants and third-party operators.  The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant’s or operator’s ability to operate the facilities that we own.

One of our properties is a skilled nursing facility where the property operator  receives most of its revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a property operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us.

Acquisition Activity

At December 31, 2009, we owned four properties.  All of these properties are consolidated into our accompanying consolidated financials statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our ongoing initial public offering and debt incurred upon the acquisition of such properties.

Employees

We have no employees and our executive officers are all employees of our Advisor’s affiliates. Substantially all of our work is performed by employees of our Advisor’s affiliates. We are dependent on our Advisor and Pacific Cornerstone Capital, Inc., our dealer manager,  for certain services that are essential to us, including the sale of shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition.  These risks and uncertainties could cause our actual results to differ materially from those presented in our forward looking statement.

General

Recent disruptions in the financial markets and continuing poor economic conditions could adversely affect the values of our investments and our ongoing results operations.

Disruptions in the capital markets during the past two years have constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our future portfolio.  The current downturn may impact our future tenants’ ability to pay base rent, percentage rent or other charges due to us.

Liquidity in the global credit market has been significantly contracted by market disruptions, making it costly to finance acquisitions, obtain lines of credit or refinance existing debt, when debt financing is available at all.  We rely on debt financing to acquire our properties and we expect to continue to use debt to acquire properties and other real estate-related investments.

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

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in the end of 2009, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and could impact the ability of our tenants to pay rent to us.

Our tenants may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operators, none of which are currently our tenants, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, our tenants could experience the damaging financial effects of a weakened industry driven by negative industry headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

Our limited operating history makes it difficult for you to evaluate us.  In addition, as a company in its early stages of operations we have incurred losses in the past and may continue to incur losses.

We have a limited operating history. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on October 16, 2006 in order to invest primarily in healthcare, industrial and net-leased retail real estate. We have acquired five properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders.  In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses.

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

It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment is expected to be reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and the return on investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, banks, insurance companies, other REITs, and real estate limited partnerships, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.  This may cause our stockholders to experience a lower return on their investments in us.

If we are unable to find or experience delays in finding suitable investments, we may experience a delay in the commencement of distributions and a lower rate of return to investors.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, and upon the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own real estate properties and make real estate investments.  Until we make real estate investments, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from this offering in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders' investment could be reduced.

If we do not raise substantial funds in our initial public offering, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

Our offering is being made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock. The amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

We currently expect to make distributions to our stockholders quarterly, if not more frequently. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With no prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from our offering are invested and generating operating cash flow sufficient to support distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.  For the four quarters ended December 31, 2009 our cumulative funds from operations (FFO) amounted to a loss of approximately $2.8 million.  During that period we paid distributions to investors of approximately $1.7 million, of which approximately $0.9 million was reinvested pursuant to our distribution reinvestment plan and approximately $0.8 million was paid to investors in cash from our offering proceeds.

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

Most of our healthcare facilities will be directly affected by risks associated with the healthcare industry.  Many of our lessees and mortgagors will derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs.  These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change.  There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

Failure to comply with government regulations could adversely affect our healthcare tenants, operators and borrowers.

The healthcare industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules.  In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.  Additional laws and regulations may be enacted or adopted that could require changes in the design of properties and certain operations of our tenants and third-party operators.  The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant’s or operator’s ability to operate the facilities that we own.

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

We are dependent upon our Advisor, its affiliates and Servant to conduct our operations.  Any adverse changes in the financial health of our Advisor, its affiliates or Servant, or our relationship with any of them them could hinder our operating performance and the return on your investment.  If our Advisor became unable to conduct organization and offering activities on our behalf , we may sell fewer shares in our offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

We are dependent on Cornerstone Leveraged Realty Advisors to manage our operations and our portfolio of real estate assets.   Our Advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations.  To date, the fees we pay to our Advisor have been inadequate to cover its operating expenses.  To cover its operational shortfalls, our Advisor has relied on cash raised in private offerings of its sole member.  A recent FINRA inquiry, which relates to such private offerings, could adversely affect the success of such private offerings or future private capital-raising efforts.  If our Advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of our stockholders’ investments in us.  We also rely upon Servant, which provides certain portfolio management services on our behalf pursuant to a strategic alliance with our sponsor.  An adverse change in our relationship with our sponsor could hinder our ability to obtain such services from Servant.   Furthermore, to the extent that our Advisor is unable to raise adequate funds to support our organization and offering activities, our ability to raise money in this offering could be adversely affected.  If we sell fewer shares in this offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.

We are dependent on our affiliated dealer manager to raise funds in our initial public offering.  Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offering and could reduce the value of our stockholders’ investments in us.

The success of our initial public offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager.  If we were unable to raise significant capital in our offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of our stockholders’ investments in us.  In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of investments in us to be more dependent on the performance of any one of our properties.  Therefore, the value of our stockholders’ investments in us could depend on the success of our offering.

We believe that it could be difficult to secure the services of another dealer manager for a public offering of our shares should our affiliated dealer manager be unable to serve in that capacity. Therefore, any event that hinders the ability of our dealer manager to conduct offerings on our behalf would jeopardize the success of our offering and, as described above, could adversely affect the value of investments in us. A number of outcomes could impair our dealer manager’s ability to successfully serve in that capacity.

Our dealer manager has limited capital. In order to conduct its operations, our dealer manager depends on transaction-based compensation that it earns in connection with offerings in which it participates. If our dealer manager does not earn sufficient revenues from the offerings that it manages, it may not have sufficient resources to retain the personnel necessary to market and sell large amounts of shares on our behalf. In addition, our dealer manager has also relied on our affiliates in order to fund its operations, and our affiliates have relied on private offerings in order to make such equity investments in our dealer manager.  Should our affiliates become unable or unwilling to make further equity investments in our dealer manager, our dealer manager’s operations and its ability to conduct a successful public offering for us could suffer.

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

We may purchase properties from persons with whom our Advisor or its affiliates have prior business relationships and our Advisor’s interest in preserving its relationship with these persons could result in us paying a higher price for the properties than we would otherwise pay.

We may have the opportunity to purchase properties from third parties, including affiliates of our directors who have prior business relationships with our Advisor or its affiliates. If we purchase properties from such third parties, our Advisor may experience a conflict between our interests and its interest in preserving any ongoing business relationship with these sellers.

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

Although we are not currently afforded the protection of the Maryland General Corporation Law relating to business combinations our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

Our stockholder’s and our rights to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

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

Stockholders may not be able to sell their stock under our stock repurchase program.

Our board of directors could choose to amend the terms of our stock repurchase program without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders.  In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders ability to sell stock.

The offering price was not established on an independent basis and stockholders may be paying more for our stock than its value or the amount our stockholders would receive upon liquidation.

The offering price of our shares of stock bears no relationship to our book or asset value or to any other established criteria for valuing stock.  The board of directors considered the following factors in determining the offering price for our common stock:

•	the offering prices of comparable non-traded REITs; and

•	the recommendation of the dealer manager.

However, the offering price is likely to be higher than the price at which our stockholders could resell their shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, the offering price is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown.

Because the dealer manager is one of our affiliates, investors in our stock will not have the benefit of an independent review of us or our prospectus customarily undertaken in underwritten offerings.

The dealer manager of our offering, Pacific Cornerstone Capital, Inc., is an affiliate of our advisor and will not make an independent review of us or the offering.  Accordingly, investors in our stock do not have the benefit of an independent review of the terms of our offering.  Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

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

•	increases in competing properties in an area which could require increased concessions to tenants and reduced rental rates;

•	increases in interest rates or unavailability of permanent mortgage funds which may render the sale of a property difficult or unattractive; and

•	changes in laws and government regulations, including those governing real estate usage, zoning and taxes.

Some or all of the foregoing factors may affect our properties, which would reduce our net income, and our ability to make distributions to our stockholders.

Lease terminations could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.

Rising expenses at both the property and the company level could reduce our net income and our cash available for distribution to stockholders.

Our properties are subject to operating risks common to real estate in general, any or all of which may reduce our net income. If any property is not substantially occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties are subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If we are unable to lease properties on a basis requiring the tenants to pay such expenses, we would be required to pay some or all of those costs which would reduce our income and cash available for distribution to stockholders.

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions.

Our company and the properties we own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we own and those we expect to acquire are subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.  Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures.  Future laws, ordinances or regulations may impose material environmental liability.  In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

Equity real estate investments are relatively illiquid. Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. In addition, the liquidity of real estate investments has been further reduced by the recent turmoil in the capital markets, which has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values.  As a result of these factors we will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

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

Investments in real estate-related securities may be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions

If we invest in certain real estate-related securities that we may purchase in connection with privately negotiated transactions, they will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our long-term stabilized portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life. Moreover, in the event of a borrower’s default on an illiquid real estate security, the unsuitability for securitization and potential lack of recovery of our investment could pose serious risks of loss to our investment portfolio.

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

Even if otherwise deemed an investment company, we may qualify for an exception or exemption from the Investment Company Act. For example, under the real estate/mortgage exception, entities that are primarily engaged in the business of purchasing and otherwise acquiring mortgages and interests in real estate are exempt from registration under the Investment Company Act. Under the real estate mortgage exception, the SEC Staff has provided guidance that would require us to maintain 55% of our assets in qualifying real estate interests. In order for an asset to constitute a qualifying real estate interest or qualifying asset, the interest must meet various criteria. Fee interests in real estate and whole mortgage loans are generally considered qualifying assets. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Associated with Debt Financing

We will use debt financing to acquire properties and otherwise incur other indebtedness, which will increase our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We have and expect to continue to acquire properties using debt financing. We intend to incur indebtedness up to 300% of our net assets (equivalent to 75% of the cost of our tangible assets), but upon a vote of the majority of our independent directors we may exceed this level of indebtedness. We may borrow funds for working capital requirements, tenant improvements, capital improvements, and leasing commissions. We may also borrow funds to make distributions including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or to avoid taxation on undistributed income or gain. To the extent we borrow funds; we may raise additional equity capital or sell properties to pay such debt.

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

Liquidity in the global credit markets has been significantly contracted by market disruptions during the past two years, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited.  If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.

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

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties.  If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms.  If interest rates are higher when we refinance the properties, our income could be reduced.  We may be unable to refinance properties.  If any of these events occurs, our cash flow would be reduced.  This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Federal Income Tax Risks

If we fail to qualify as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 2008.  Under the Internal Revenue Code, we are not subject to federal income tax on income that we distribute to our stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year:

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

Even if maintain our status as a REIT, we may be subject to federal and state  income and excise taxes in certain events, which would reduce our cash available for distribution to our stockholders.

Net income from a “prohibited transaction” will be subject to a 100% tax.  We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce the cash available to make distributions to our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2009, our portfolio consists of four healthcare facilities.  The following table provides summary information regarding our facilities.

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	Debt	December 31, 2009 % Occupancy
Caruth Haven Court	Highland Park, TX	January 22, 2009	74,647	$20,500,000	$10,000,000	94.5%
The Oaks Bradenton	Bradenton, FL	May 1, 2009	18,172	4,500,000	2,760,000	100.0%
GreenTree at Westwood	Columbus, IN	December 30, 2009	50,249	5,150,000	—	93.1%
			143,068	$30,150,000	$12,760,000	94.7%

Mesa Vista Inn Health Center	San Antonio, TX	December 31, 2009	55,525	13,000,000	7,500,000	(1)

(1) Mesa Vista Inn Health Center is 100% net-leased to a single tenant

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes.  As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

In order for FINRA members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value of a share of our common stock is $10.00 per share as of December 31, 2009.

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

During our initial public offering and each of the first seven years following the closing of the offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our reinvestment plan in the prior calendar year, and or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.

During the twelve months ended December 31, 2009, we redeemed shares pursuant to our stock repurchase program as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (1)

January	—	$—	$63,000
February	—	$—	$63,000
March	—	$—	$63,000
April	—	$—	$63,000
May	—	$—	$63,000
June	17,245	$9.99	$—
July	—	$—	$—
August	—	$—	$—
September	—	$—	$—
October	—	$—	$—
November	1,000	$9.95	$—
December	—	$—	$—
	18,245

1)           As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years these shares were held.  During this offering and each of the first seven years following the closing of this offering, (i) we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment program in the prior calendar year, and (ii) we may not, except to repurchase the shares of a deceased shareholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.  Beginning seven years after termination of this primary offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we will modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Stockholders

As of March 12, 2010, we had approximately 6.0 million shares of common stock outstanding held by approximately 1,825 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering and or from borrowings in anticipation of future cash flow.  Our board generally declares distributions on a quarterly basis, which is paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

During the years ended December 31, 2009 and 2008, we paid distributions, including any distributions reinvested, aggregating approximately $1.7 million and $124,000, respectively to our stockholders.  The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2008 through December 31, 2009, aggregated by quarter as follows:

	Distribution Declared (1)
Period	Cash	Reinvested	Total	Funds from Operations	Cash flows from operating activities
First quarter 2008	$—	$—	$—	$(89,000)	$(77,000)
Second quarter 2008	—	—	—	(158,000)	(3,000)
Third quarter 2008	14,000	18,000	32,000	(390,000)	(600,000)
Fourth quarter 2008	77,000	76,000	153,000	(469,000)	(590,000)
	$91,000	$94,000	$185,000	$(1,106,000)	$(1,270,000)

First quarter 2009	$116,000	$122,000	$238,000	$(907,000)	$(601,000)
Second quarter 2009	170,000	190,000	360,000	(583,000)	(461,000)
Third quarter 2009	266,000	284,000	550,000	(415,000)	(321,000)
Fourth quarter 2009	414,000	401,000	815,000	(892,000)	(1,540,000)
	$966,000	$997,000	$1,963,000	$(2,797,000)	$(2,923,000)

(1)	100% of the distributions declared during 2009 and 2008 represented a return of capital for federal income tax purposes. Of the distributions declared, $305,000 was unpaid at December 31, 2009.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders. Our calculation of FFO for each of the last four quarters is presented below:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Net loss	(1,244,000)	(829,000)	$(958,000)	$(1,118,000)
Adjustments:
Net (income) loss attributable to noncontrolling interests	(57,000)	8,000	24,000	10,000
Real estate depreciation & amortization	409,000	406,000	351,000	201,000
Funds from operations (FFO)	$(892,000)	$(415,000)	$(583,000)	$(907,000)

Weighted average shares	4,160,842	2,775,594	1,838,828	1,240,370

FFO per weighted average shares	$(0.21)	$(0.15)	$(0.32)	$(0.73)

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Net loss	$(466,000)	$(387,000)	$(177,000)	$(197,000)
Adjustments:
Net (income) loss attributable to noncontrolling interests	(3,000)	(3,000)	19,000	108,000
Funds from operations (FFO)	$(469,000)	$(390,000)	$(158,000)	$(89,000)

Weighted average shares	748,006	107,743	100	100

FFO per weighted average shares	$(0.63)	$(3.62)	$(1,580.00)	$(890.00)

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

The Offering is ongoing and as of December 31, 2009, we had sold approximately 4.9 million shares of common stock raising gross proceeds of approximately $49.1 million.  In addition, as of December 31, 2009, we have issued approximately 99,000 shares under our distribution reinvestment plan.   From inception to December 31, 2009, we incurred approximately $4.8 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $1.3 million in acquisition fees payable to our Advisor.  From inception to December 31, 2009, we incurred approximately $3.3 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed.  We used approximately $22.9 million of the net offering proceeds to acquire properties and reduce outstanding indebtedness as of December 31, 2009.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31, 2009	December 31, 2008	December 31, 2007	October 16 (date of inception to December 31, 2006)
Balance Sheet Data:
Total assets	$58,340,000	$7,972,000	$158,000	$201,000
Investments in real estate, net	$40,888,000	$—	$—	$—
Notes payable	$20,260,000	$—	$—	$—
Stockholders’ equity (deficit)(3)	$34,198,000	$5,369,000	$(5,000)	$201,000

	December 31, 2009	December 31, 2008	December 31, 2007	October 16 (date of inception to December 31, 2006)
Operating Data:
Revenues	$6,661,000	$—	$—	$—
Property operating and maintenance	$5,172,000	$—	$—	$—
General and administrative expense	$1,206,000	$875,000	$209,000	$—
Net Loss	$(4,149,000)	$(1,227,000)	$(206,000)	$—
Noncontrolling interest	$15,000	$(121,000)	$(73,000)	$—
Net loss attributable to common stockholders	$(4,164,000)	$(1,106,000)	$(133,000)	$—
Net loss per common share attributable to common stockholders, basic and diluted (1)	$(2.08)	$(12.90)	$(1,330.00)	$—
Dividends declared	$1,963,000	$185,000	$—	$—
Dividends per common share (2)	$0.75	$0.29	$—	$—
Weighted average number of shares outstanding (1):
Basic and diluted	1,999,747	85,743	100	100

Other Data:
Cash flows used in operating activities	$(2,923,000)	$(1,270,000)	$(116,000)	$—
Cash flows used in investing activities	$(34,348,000)	$(385,000)	$—	$—
Cash flows provided by financing activities	$44,722,000	$9,019,000	$—	$201,000

(1)	Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.
(2)	Dividend per common share for 2008 is calculated based on days outstanding during the year.
(3)	Excludes noncontrolling interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also “Special Note about Forward Looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.   As of December 31, 2009, we raised approximately $49.1 million of gross proceeds from the sale of approximately 4.9 million shares of our common stock, and we had acquired four real estate properties.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Our results of operations for the years ended December 31, 2009 and 2008 reflect growing operational revenues and expenses resulting from the acquisition of properties and interest expense resulting from the use of acquisition financing.

2009 Transaction Overview

Caruth Haven Court, Highland Park, Texas

On January 22, 2009, we purchased an existing assisted–living facility, Caruth Haven Court, from SHP II Caruth, LP, a non-related party, for a purchase price of approximately $20.5 million.  Caruth Haven Court consists of 91 assisted living units in a 74,647 square foot building built in 1999, located on approximately 2.2 acres of land in the Highland Park area north of Dallas, Texas.

The acquisition was funded with net proceeds raised from our ongoing public offering and a $14.0 million secured bridge loan obtained from Cornerstone Operating Partnership, L.P., a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  The $14.0 million loan was repaid on December 16, 2009 without incurring any prepayment penalty, with the proceeds from our offering and a new $10.0 million first mortgage loan. The $10.0 million loan bears a fixed rate of 6.43% per annum and amortized on a 30-year basis.

The Oaks Bradenton, Bradenton, Florida

On May 1, 2009, we purchased an existing assisted–living facility, The Oaks Bradenton, from Oaks Holding LLC, a non-related party, for a purchase price of approximately $4.5 million.  The Oaks Bradenton consists of 36-unit assisted living units in two buildings with a total of approximately 18,172 square foot, both built in 1996, located on approximately 2.0 acres of land in Bradenton, Florida.

The acquisition was funded with net proceeds raised from our ongoing public offering and a $2.8 million loan. The loan matures on May 1, 2014 with no option to extend and bears interest at a fixed rate of 6.25% per annum.  We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums.

GreenTree, Columbus, Indiana

On December 30, 2009, we purchased an existing assisted–living facility, GreenTree at Westwood, from GreenTree at Westwood, LLC, an unaffiliated party, for a purchase price of approximately $5.2 million.  GreenTree at Westwood consists of 58 assisted living units in a 50,249 square foot building built in 1998, located on approximately 4.0 acres of land in Columbus, Indiana.

The acquisition was funded with net proceeds raised from our ongoing public offering but we may later place mortgage debt on the property. Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property is to be calculated and paid to the seller as earnout payments based upon the net operating income, as defined, of the property during each of the three-years following our acquisition of the property.  The maximum aggregate amount that the seller may receive under the earnout provision is $1.0 million.

Mesa Vista Inn Health Center, San Antonio, TX

On December 31, 2009, we purchased a skilled nursing facility, Mesa Vista Inn Health Center from SNF Mesa Vista, LLC, an unaffiliated party, for a purchase price of approximately $13.0 million.  Mesa Vista Inn Health Center is a 96-unit, 144-bed, skilled nursing facility situated on approximately 6.4 acres of land in San Antonio, TX.  The approximately 55,525 square-foot facility, which was built in 2008, is 100% net-leased to PM Management – Babcock NC, LLC, an affiliate of Harden Healthcare, LLC.

The acquisition was funded with net proceeds of approximately $5.5 million raised from our ongoing public offering and the assumption of $7.5 million of existing debt financing on the property.  The loan matures on January 5, 2015 and bears interest at a fixed rate of 6.50% per annum.   We may repay the loan, in whole or in part, on or before January 5, 2015 without incurring any prepayment penalty.

Results of Operations

We began accepting subscriptions for shares under our initial public offering on June 20, 2008.  Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire. As of December 31, 2009, we owned four properties.  One property was acquired in January 2009, one was acquired in May 2009 and two were acquired in December 2009.  In 2008 and 2007, our operating results consisted primarily of general and administrative expenses associated with insurance and third party professional, legal and accounting fees related to our periodic reporting requirements under the Securities Act of 1934.  Accordingly, the results of our operations for the years ended December 31, 2009, 2008 and 2007 are not directly comparable.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

As a result of the acquisitions in 2009, total revenues increased to $6.7 million, property operating and maintenance expenses increased to $5.2 million, asset management fees increased to $0.2 million and depreciation and amortization increased to $1.4 million. There were no comparable revenue and expenses in the year ended December 31, 2008.

For the years ended December 31, 2009 and 2008 real estate acquisition costs, consisting of fees and expenses, were $1.8 million and $0.4 million, respectively.   A portion of acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of acquisition.  The 2009 increase in acquisition fees are due to a full year of offering activity and four acquisitions in 2009 compared to a half of year of fund raising and no acquisitions in 2008.

General and administrative expenses increased to $1.2 million for the year ended December 31, 2009 from $0.9 million for the 2008 year, primarily due to increased tax and accounting fees, higher board of director fees associated with increased operating activity in 2009 and reimbursement of operating costs to the advisor related to the services on our behalf.

Interest expense for the years ended December 31, 2009 increased to $1.1 million from $1,000 for the comparable period of 2008 due to financing of three real estate acquisitions in 2009.

Interest and other income is comparable for year ended December 31, 2009 and 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General and administrative expenses for the year ended December 31, 2008 increased to $0.9 million from $0.2 million for the 2007 year.  The increase is due to higher professional, legal and accounting fees and increased expense reimbursements to our Advisor associated with the commencement of our operations.   Real estate acquisition costs for the year ended December 31, 2008 increased to $0.4 million from $0 for the 2007 year.  The increase is due to acquisition fees paid to our Advisor, based on proceeds from our public offering raised in 2008. We did not raise any offering proceeds in our public offerings during 2007.

Liquidity and Capital Resources

We expect that primary sources of capital over the long term will include net proceeds from the sale of our common stock and net cash flows from operations.  We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

As of December 31, 2009, we had approximately $14.9 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our initial public offering and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

As of December 31, 2009, our Advisor had incurred approximately $3.3 million in organization and offering expenses, including approximately $0.1 million of organizational costs that has been expensed.  Of this amount, we have reimbursed $1.9 million to our Advisor.  Our Advisor has advanced us money for these organization and offering expenses or pays these expenses on our behalf.  Our Advisor does not charge us interest on these advances.   At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that our advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised. However, our advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering.   Our Advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation.  At December 31, 2009, organization and offering costs reimbursed to our Advisor are approximately 3.8% of the gross proceeds of our primary offering.  In addition, our Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our initial public offering.

We will not rely on advances from our Advisor to acquire properties but our Advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our initial public offering to purchase the properties from the special purpose entity.

As of December 31, 2009, a total of approximately 4.9 million shares of our common stock had been sold in our initial public offering for aggregate gross proceeds of approximately $49.1 million.

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

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.  For the twelve months ended December 31, 2009, distributions to stockholders were paid from proceeds of our offering in anticipation of future cash flow.

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

Other Liquidity Needs

Property Acquisitions

We expect to purchase properties and have expenditures for capital improvements and tenant improvements in the next twelve months; however, those amounts cannot be estimated at this time. We cannot be certain however, that we will have sufficient funds to make any acquisitions or related capital expenditures.

Debt Service Requirements

On December 16, 2009 we entered into $10.0 million first mortgage loan secured by our interest in the Caruth Haven Court property. The loan has a 10-year term, maturing on December 16, 2019.  The effective interest rate on the loan is fixed at 6.43% per annum, with fixed monthly payments of approximately $63,000 based on a 30-year amortization schedule.  If we prepay the loan prior to June 16, 2019 we would be required to pay a variable yield maintenance prepayment fee. The new loan is secured by a deed of trust on Caruth Haven Court, and by an assignment of the leases and rents payable to the borrower.

On May 1, 2009, in connection with the acquisition of The Oaks Bradenton, we borrowed a total of $2.76 million pursuant to two loan agreements. Of the total loan amount, $2.4 million matures on May 1, 2014 with no option to extend and bears interest at a fixed rate of 6.25% per annum.  The remaining $360,000 matures on May 1, 2014 and bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin. We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums. Monthly payments for the first twelve months will be interest only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.

On December 31, 2009, in connection with the acquisition of the Mesa Vista Inn Health Center, we entered into an assumption and amendment of an existing mortgage loan.  Pursuant to the assumption agreement, we assumed the outstanding principal balance of $7.5 million.  The loan matures on January 5, 2015 and bears interest at a fixed rate of 6.50% per annum with fixed monthly payments of approximately $56,000 based on a 20 year amortization schedule.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2009, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable (1)	$20,260,000	$288,000	$725,000	$3,373,000	$15,874,000
Interest Expense related to long term debt (2)	$9,116,000	$1,211,000	$2,539,000	$2,335,000	$3,031,000
Payable to related parties (3)	$1,629,000	$1,629,000	$-	$-	$-

(1)  These obligations represent four loans outstanding as of December 31, 2009:    (1) a $10.0 million first mortgage loan related to Caruth Haven Court (2) a $2.4 million mortgage loan related to The Oaks Bradenton (3) a $0.36 million loan related to The Oaks Bradenton and (4) a $7.5 million mortgage loan related to Mesa Vista Inn Health Center.

(2)   Interest expense related to the $10.0 million first mortgage loan bears a fixed rate of 6.43% per annum calculated based on an actual over 360 schedule multiplied by the loan balances outstanding. Interest expense related to $2.4 million mortgage loan agreement bears a fixed rate of 6.25% per annum.   Monthly payments for the first twelve months are interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.  Interest expense for the $0.36 million loan is calculated based on a variable interest rate equivalent to prevailing market certificate deposits rate of 1.45% at December 31, 2009 plus margin of 1.5%.  Interest expense for the $7.5 million mortgage loan is calculated based on a fixed rate of 6.50% per annum.

(3) Payable to related parties consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.

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

Subsequent Events

Property Acquisition and Related Financing

On January 12, 2010, through a wholly-owned indirect subsidiary, the Company contributed into an investment in a joint venture along with Cornerstone Private Equity Fund Operating Partnership, L.P. (the “Cornerstone Co-Investor”), an affiliate of the Company’s advisor that is also advised by Cornerstone Leveraged Realty Advisors, LLC, and affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million long-term acute care medical facility on the campus of the Floyd Medical Center in Rome, Georgia.

We invested approximately $2.7 million to acquire an 83.3% equity interest in Cornerstone Rome LTH Partners LLC (the “Cornerstone JV Entity”) through a wholly-owned subsidiary of our operating partnership.  The Cornerstone Co-Investor invested approximately $532,000 to acquire the remaining 16.7% interest in the Cornerstone JV Entity. The aggregate budgeted development cost for the proposed development of the long-term acute care medical facility is approximately $16.3 million.  The Cornerstone JV Entity contributed approximately $3.2 million of capital to acquire a 90% limited partnership interest in Rome LTH Partners, LP (the “Rome Joint Venture”).  The development cost will be funded with approximately $3.54 million of initial capital from the Rome Joint Venture and a $12.75 million construction loan. We expect to fund our portion of any future required capital contributions using proceeds raised in our ongoing public offering.

In connection with this development, the Rome Joint Venture entered into a $12.75 million construction loan.  The loan will mature on December 18, 2012, with two 1-year extension options dependent on certain financial covenants.  The loan bears a variable interest rate with a spread of 300 basis points over 1-month LIBOR with a floor of 6.15%.  Monthly payments for the first twelve months will be interest-only.  Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.

Sale of Shares of Common Stock

As of March 12, 2010, we had raised approximately $58.4 million through the issuance of approximately 5.9 million shares of our common stock under our Offering, excluding, approximately 132,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 28,000 shares pursuant to our stock repurchase program.

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

Investments in Real Estate

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

Tenant relationships and in-place lease values are calculated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  The value of tenant relationships and in-place lease intangibles, which are included as a component of investments in real estate, is amortized to expense over the average expected lease term.

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

Goodwill represents the excess of acquisition cost over the fair value of identifiable net assets of the business acquired.

Fair Value of Financial Instruments

On January 1, 2008, we adopted Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.

The ASC 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, deferred costs and other assets payable to related parties, prepaid rent, security deposits, accounts payable and accrued liabilities, restricted cash and notes payable. We consider the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deferred costs and other assets, payable to related parties, prepaid rent, security deposits, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and had been calculated to approximate the carrying value at December 31, 2009.

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with ASC 360-10, Property, Plant & Equipment, when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Goodwill

Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired.  Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  Impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including market capitalization rate, future rental revenue, future operating expenses and future occupancy percentages.  Determining the fair value of goodwill involves management judgment and is ultimately based on management's assessment of the value of the assets and, to the extent available, third party assessments.  We perform our annual impairment test as of December 31 of each year. We completed the required annual impairment test and no impairment was recognized and none of our reporting units are at risk based on the results of the annual goodwill impairment test.

Revenue Recognition

Revenue is recorded in accordance with ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”).  Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.  Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants.

Consolidation Considerations for Our Investments in Joint Ventures

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

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Although we had net operating loss carryovers from years prior to our electing REIT status for the current year, the deferred tax asset associated with such net operating loss carryovers may not be utilized by us as a REIT.  As a result, a valuation allowance for 100% of the deferred tax asset generated has been recorded as of December 31, 2009.

We have formed Master HC TRS, LLC (“Master TRS”), and Master TRS has made the applicable election to be subject to state and federal income tax as a C corporation. The operating results from Master TRS are included in the consolidated results of operations.  With respect to Master TRS, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

A net operating loss in the amount of approximately $293,000 was generated by Master TRS as of December 31, 2009.  Since the realization of the benefit of this net operating loss cannot be reasonably assured, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.  If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

Recently Issued Accounting Pronouncements

Reference is made to Notes to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.    We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.  However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of the loan related to The Oaks Bradenton.

The Oaks Bradenton loans are comprised of a $2.4 million fixed rate portion and a $0.36 million variable rate portion.  The variable rate portion bears a variable interest rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin.

An increase in the variable interest rate constitutes a market risk. Based on the outstanding balance as of the date of this filing, a 1.0% change in certificate of deposit rates would result in a change in annual interest expense of approximately $4,000 per year.

Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt.  We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the fair value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the credit worthiness of tenants.  All of these factors may also affect our ability to refinance our debt if necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item  is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation

(3)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cornerstone Healthcare Plus REIT, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Healthcare Plus REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Healthcare Plus REIT, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2009, the Company adopted a new accounting provision with respect to noncontrolling interests and retrospectively adjusted all periods presented in the financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 17, 2010

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$14,900,000	$7,449,000
Investments in real estate
Land	7,370,000	—
Buildings and improvements, net	30,640,000	—
Furniture, fixtures and equipment, net	1,009,000	—
Intangible lease assets, net	1,869,000	—
	40,888,000	—

Deferred financing costs, net	228,000	41,000
Tenant and other receivable	481,000	10,000
Deferred costs and other assets	338,000	472,000
Restricted cash	364,000	—
Goodwill	1,141,000	—
Total assets	$58,340,000	$7,972,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$20,260,000	$—
Accounts payable and accrued liabilities	932,000	64,000
Payable to related parties	1,734,000	2,478,000
Prepaid rent and security deposits	911,000	—
Distributions payable	305,000	61,000
Total liabilities	24,142,000	2,603,000

Commitments and contingencies (Note 9)

Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 4,993,751 shares and 1,058,252 shares issued and outstanding at December 31, 2009 and 2008, respectively	50,000	11,000
Additional paid-in capital	39,551,000	6,597,000
Accumulated deficit	(5,403,000)	(1,239,000)
Total stockholders’ equity	34,198,000	5,369,000
Noncontrolling interests	—	—
Total equity	34,198,000	5,369,000
Total liabilities and equity	$58,340,000	$7,972,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	Year ended December 31
	2009	2008	2007

Revenues:
Rental revenues	$4,964,000	$—	$—
Tenant reimbursements and other income	1,697,000	—	—
	6,661,000	—	—
Expenses:
Property operating and maintenance	5,172,000	—	—
General and administrative	1,206,000	875,000	209,000
Asset management fees	211,000	—	—
Real estate acquisition costs	1,814,000	358,000	—
Depreciation and amortization	1,367,000	—	—
	9,770,000	1,233,000	209,000
Loss from operations	(3,109,000)	(1,233,000)	(209,000)

Other income (expense):
Interest and other income	13,000	7,000	6,000
Interest expense	(1,053,000)	(1,000)	(3,000)

Net loss	(4,149,000)	(1,227,000)	(206,000)
Net income (loss) attributable to the noncontrolling interests	15,000	(121,000)	(73,000)
Net loss attributable to common stockholders	$(4,164,000)	$(1,106,000)	$(133,000)

Basic and diluted net loss per common share attributable to common stockholders	$(2.08)	$(12.90)	$(1,330.00)

Weighted average number of common shares	1,999,747	85,743	100

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2006	100	$—	$1,000	$—	$1,000	$200,000	$201,000
Net loss	—	—	—	(133,000)	(133,000)	(73,000)	(206,000)
Balance – December 31, 2007	100	—	1,000	(133,000)	(132,000)	127,000	(5,000)
Issuance of common stock	1,058,152	11,000	10,568,000	—	10,579,000	—	10,579,000
Redeemed shares	—	—	—	—	—	—	—
Offering costs	—	—	(3,787,000)	—	(3,787,000)	—	(3,787,000)
Distributions	—	—	(185,000)	—	(185,000)	(6,000)	(191,000)
Net loss	—	—	—	(1,106,000)	(1,106,000)	(121,000)	(1,227,000)
Balance – December 31, 2008	1,058,252	11,000	6,597,000	(1,239,000)	5,369,000	—	5,369,000
Issuance of common stock	3,953,744	39,000	39,451,000	—	39,490,000	—	39,490,000
Redeemed shares	(18,245)	—	(182,000)	—	(182,000)	—	(182,000)
Offering costs	—	—	(4,352,000)	—	(4,352,000)	—	(4,352,000)
Distributions	—	—	(1,963,000)	—	(1,963,000)	(15,000)	(1,978,000)
Net loss	—	—	—	(4,164,000)	(4,164,000)	15,000	(4,149,000)
Balance – December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(4,149,000)	$(1,227,000)	$(206,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	111,000	—	—
Depreciation and amortization	1,367,000	—	—
Provision for bad debt	11,000	—	—
Changes in operating assets and liabilities:
Tenant and other receivables	(492,000)	—	—
Deferred costs and deposits	(127,000)	—	—
Prepaid expenses and other assets	(14,000)	(24,000)	(73,000)
Prepaid rent and tenant security deposits	78,000	—	—
Payable to related parties	239,000	32,000	48,000
Accounts payable and accrued expenses	53,000	(51,000)	115,000
Net cash used in operating activities	(2,923,000)	(1,270,000)	(116,000)

Cash flows from investing activities:
Real estate acquisitions	(34,278,000)	—	—
Additions to real estate	(91,000)	—	—
Restricted cash	(364,000)	—	—
Acquisition deposits	385,000	(385,000)	—
Net cash used in investing activities	(34,348,000)	(385,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	38,621,000	10,516,000	—
Redeemed shares	(182,000)	—	—
Proceeds from note payable to related party	14,000,000	—	—
Repayment of note payable to related party	(14,000,000)	—	—
Proceeds from notes payable	12,760,000	—	—
Offering costs	(5,283,000)	(1,389,000)	—
Deferred financing costs	(339,000)	(41,000)	—
Distributions paid	(840,000)	(61,000)	—
Distributions paid to noncontrolling interest	(15,000)	(6,000)	—
Net cash provided by financing activities	44,722,000	9,019,000	—

Net increase (decrease) in cash and cash equivalents	7,451,000	7,364,000	(116,000)
Cash and cash equivalents - beginning of period	7,449,000	85,000	201,000
Cash and cash equivalents - end of period	$14,900,000	$7,449,000	$85,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$941,000	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$305,000	$61,000	$—
Distributions reinvested	$879,000	$63,000	$—
Offering costs payable to related parties	$82,000	$2,398,000	$—
Accrued real estate addition	$2,000	$—	$—
Note payable assumed at property acquisition	$7,500,000	$—	$—
Assets acquired at property acquisition	$71,000	$—	$—
Liabilities assumed at property acquisition	$1,594,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1.	Organization

Cornerstone Healthcare Plus REIT, Inc. (formerly known as Cornerstone Growth & Income REIT, Inc.), a Maryland corporation, was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate.  As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Healthcare Plus REIT, Inc. and its consolidated subsidiaries, except where context otherwise requires. We are newly formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.  Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Advisor”), pursuant to an advisory agreement.

Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At December 31, 2009, we owned approximately a 99.6% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.4% limited partnership interest.  In addition, the Advisor owned approximately a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

For federal income tax purposes, we have elected to be taxed as a real estate investment trust, (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with our taxable year ending December 31, 2008.  REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies.  Master TRS and the REIT have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies will have direct control of the daily operations of these assisted-living properties.

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

On June 20, 2008, the Securities and Exchange Commission (the "SEC") declared our amended registration statement (SEC Registration No. 333-139704) effective, and we began accepting subscriptions for shares under our Primary Offering.

As of December 31, 2009, we had sold a total of approximately 4.9 million shares of our common stock for aggregate gross proceeds of approximately $49.1 million. We intend to use the net proceeds of the Offering to invest in real estate including healthcare, multi-tenant industrial, net-leased retail properties and other real estate investments where we believe there are opportunities to enhance cash flow and value. Effective as of January 8, 2010, we amended our charter to change our name from “Cornerstone Growth & Income REIT, Inc.” to “Cornerstone Healthcare Plus REIT, Inc.”

We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for the Offering. PCC is responsible for marketing our shares being offered pursuant to the Offering. PCC and Terry G. Roussel, the majority owner of our dealer manager and one of our officers and directors, has been the subject of a non-public inquiry by FINRA focused on private placements conducted by our dealer manager during the period from January 1, 2004 through May 30, 2009.  We are not the issuer of any of the securities offered in the private placements that are the subject of FINRA’s investigation.  One such issuer is, however, the managing member of our Advisor.  Without admitting or denying the findings, our dealer manager and Terry Roussel have settled  the FINRA inquiry, which alleged that they violated NASD rules relating to communications with the public (Rule 2210); supervision (Rule 3010) and standards of commercial honor and principles of trade (Rule 2110).  FINRA’s allegations, in sum, focus on claimed material misstatements and omissions with respect to certain performance targets.  Our dealer manager consented to a censure and fine of $700,000.  Mr. Roussel consented to a fine of $50,000, suspension from association with a FINRA member in all capacities for 20 business days, and suspension from association with a FINRA member firm in a principal capacity for an additional three months.  Terry Roussel served as our dealer manager’s president and chief compliance officer until October 1, 2009, when he resigned as president. In January 2010, Terry Roussel transferred his chief compliance officer responsibilities to a qualified registered principal. He presently serves as one of our dealer manager’s two directors.  Our dealer manager has also provided additional disclosures, satisfactory to FINRA, to investors in the private offerings.

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

Real Estate Purchase Price Allocation

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (the “ASC”) ASC 805-10, Business Combinations.  In summary, ASC 805-10 requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  In addition, this standard requires acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.

We allocate the purchase price of our properties in accordance with ASC 805-10. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, furniture fixtures and equipment and intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building is depreciated over an estimated useful life of 39 years.

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

Acquired above and below market leases is valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The value of acquired above and below market leases is amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on our consolidated statements of operations.

Goodwill represents the excess of acquisition cost over the fair value of identifiable net assets of the business acquired.

Amortization associated with the intangible assets for the year ended December 31, 2009, 2008 and 2007 were $0.9 million, $0 and $0, respectively.

Anticipated amortization for each of the five following years ended December 31 is as follows:

Intangible assets
2010	$1,255,000
2011	$531,000
2012	$83,000
2013	$—
2014	$—

The estimated useful lives for intangible assets range from approximately one to 2.5 years. As of December 31, 2009, the weighted-average amortization period for intangible assets was 2.1 years.

As of December 31, 2009, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	Site Improvements	Furniture, Fixtures & Vehicles	Identified Intangible Assets
Cost	$30,630,000	$415,000	$1,076,000	$2,764,000
Accumulated depreciation and amortization	(394,000)	(11,000)	(67,000)	(895,000)
Net	$30,236,000	$404,000	$1,009,000	$1,869,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the year ended December 31, 2009 was approximately $472,000.

As of December 31, 2008, no cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles was recorded.

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with ASC 360-10, Property, Plant & Equipment, when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development is assessed by project and include, but is not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

Goodwill

Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including market capitalization rate, future rental revenue, future operating expenses and future occupancy percentages.  Determining the fair value of goodwill involves management judgment and is ultimately based on management's assessment of the value of the assets and, to the extent available, third party assessments.  We perform our annual impairment test as of December 31 of each year. We completed the required annual impairment test and none of our reporting units are at risk and no impairment was recognized based on the results of the annual goodwill impairment test.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Although we had net operating loss carryovers from years prior to our election as a REIT the deferred tax asset associated with such net operating loss carryovers may not be utilized by us as a REIT.  As a result, a valuation allowance for 100% of the deferred tax asset generated has been recorded as of December 31, 2009.

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

A net operating loss in the amount of approximately $293,000 was generated by Master TRS as of December 31, 2009.  Since the realization of the benefit of this net operating loss cannot be reasonably assured, we have provided a valuation allowance in the full amount of the deferred tax asset associated with such loss.  If our assumptions change and we determine we will be able to realize the tax benefit relating to such loss, the tax benefit associated with such loss will be recognized as a reduction of income tax expense at such time. We have no deferred tax liabilities.

Uncertain Tax Positions

In accordance with the requirements of ASC 740-10, Income Taxes, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the IRS from asserting the prohibited transaction test. We have not had any sales of properties to date. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts.  Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.  For the year ended December 31, 2009 provisions for bad debts amounted to approximately $11,000 which is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.  No bad debt expense was recorded during the years ended December 31, 2008 or 2007.

Deferred Costs and Other Assets

Other assets consist primarily of prepaid expenses, real estate deposits and utility deposits.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.

Consolidation Considerations for Our Investments in Joint Ventures

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

Revenue Recognition

Revenue is recorded in accordance with ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.  Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants.

Future Minimum Lease Payments

Our leases are on a month to month basis except for the net lease held with the single tenant. The future minimum lease payments to be received under the single tenant as of December 31, 2009 are as follows:

Years ending December 31,
2010	$1,495,000
2011	1,532,000
2012	1,571,000
2013	1,610,000
2014	1,650,000
2015 and thereafter	$ 30,331,000

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

Noncontrolling Interest in Consolidated Subsidiaries

Noncontrolling interests relate to the interests in the consolidated entities that are not wholly-owned by us.

On January 1, 2009, we adopted ASC 810-10-65, Consolidation, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

ASC 810-10-65 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of ASC 810-10-65, we reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.   We will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of December 31, 2009 we had cash accounts in excess of FDIC insured limits.

Fair Value of Financial Instruments

On January 1, 2008, we adopted ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.

We adopted ASC 820-10 with respect to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820-10 with respect to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements.

The ASC 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, deferred costs and other assets, payable to related parties, prepaid rent, security deposits, accounts payable and accrued liabilities, restricted cash and notes payable. We consider the carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deferred costs and other assets, payable to related parties, prepaid rent, security deposits, accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and had been estimated to approximate the carrying value at December 31, 2009.

Basic and Diluted Net Loss per Common Share Attributable to Common Stockholders

Basic and diluted net loss per common share attributable to common stockholders per share is computed by dividing net loss attributable to common stockholder by the weighted-average number of common shares outstanding for the period. For the years ended December 31, 2009, 2008 and 2007, there were no potential dilutive common shares.

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net loss attributable to common stockholders	$(4,164,000)	$(1,106,000)	$(133,000)
Net loss per common share attributable to common stockholders — basic and diluted	$(2.08)	$(12.90)	$(1,330.00)
Weighted average number of shares outstanding — basic and diluted	1,999,747	85,743	100

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

Recently Issued Accounting Pronouncements

 In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for interim or annual financial periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting literature with respect to the consolidation of VIEs. The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE.  The new guidance applies to our fiscal year beginning on January 1, 2010 and early adoption is prohibited.  The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an Accounting Standard Update to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

4.	Investments in Real Estate

On January 22, 2009, we purchased an existing assisted-living facility, Caruth Haven Court, for a purchase price of approximately $20.5 million. The acquisition was funded with net proceeds raised from our ongoing public offering and a bridge loan obtained from Cornerstone Operating Partnership, L.P., a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  We repaid the bridge loan on December 16, 2009 with the proceeds from a $10.0 million loan obtained from an unaffiliated entity and proceeds from our offering.

On May 1, 2009, we purchased an existing assisted-living facility, Oaks Bradenton, for a purchase price of $4.5 million.  The acquisition was funded with net proceeds of approximately $1.7 million raised from our ongoing public offering and financing of $2.8 million.

On December 30, 2009, we purchased an existing assisted-living facility, GreenTree at Westwood, for a purchase price of approximately $5.2 million.  The acquisition was funded with net proceeds raised from our ongoing public offering.  The property was purchased with no debt financing; however, we may later elect to place mortgage debt on the property.

On December 31, 2009, we purchased a skilled nursing facility, Mesa Vista Inn Health Center, for a purchase price of $13.0 million.  The acquisition was funded with net proceeds of approximately $5.5 million raised from our ongoing public offering and the assumption of $7.5 million of debt financing under the existing mortgage loan on the property.

Mesa Vista Inn Health Center is leased to a single tenant, PM Management – Babcock NC, LLC, which is an affiliate of Harden Healthcare Inc., on a long-term basis under a net lease that transfers substantially all of the operating costs obligations to the tenant.

5.           Payable to Related Parties

Payable to related parties at December 31, 2009 and December 31, 2008 was $1.7 million and $2.5 million, respectively, which consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.

6.	Equity

Common Stock

Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of December 31, 2009, we had cumulatively issued approximately 4.9 million shares of common stock for a total of approximately $49.1 million of gross proceeds.  As of December 31, 2008, we had cumulatively issued approximately 1.1 million shares of common stock for a total of approximately $10.5 million of gross proceeds.  This excludes shares issued under the distribution reinvestment plan.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  As of December 31, 2009, we have issued approximately 99,000 shares under the distribution reinvestment plan.  We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.

Stock Repurchase Program

We have adopted a share redemption program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares were held.   Our board of directors may amend, suspend or terminate the program at anytime upon thirty (30) days prior notice to our stockholders.

During the years ended 2008 and 2007, we did not redeem any shares pursuant to our stock repurchase program.  During the year ended December 31, 2009, we redeemed shares pursuant to our stock repurchase program as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (1)

January 2009	—	$—	$63,000
February 2009	—	$—	$63,000
March 2009	—	$—	$63,000
April 2009	—	$—	$63,000
May 2009	—	$—	$63,000
June 2009	17,245	$9.99	$—
July 2009	—	$—	$—
August 2009	—	$—	$—
September 2009	—	$—	$—
October 2009	—	$—	$—
November 2009	1,000	$9.95	$—
December 2009	—	$—	$—
	18,245

(1)           As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years these shares were held.  During this offering and each of the first seven years following the closing of this offering, (i) we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment program in the prior year, and (ii) we may not, except to repurchase the shares of a deceased shareholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.  Beginning seven years after termination of this primary offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we will modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors of ours. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2009 we have not granted any awards under the Plan.

Tax Treatment of Distributions

The income tax treatment for the distributions per share to common stockholders reportable for the years ended December 31, 2009, 2008, and 2007 as follows:

Per Common Shares	2009		2008 (1)		2007

Return of capital	$0.75	100.00%	$0.29	100.00%	$-	-%

(1)	Dividend per common share for 2008 is calculated based on 139 days outstanding during the year.

7.	Related Party Transactions

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

Organizational and Offering Costs.  Costs of the Offering have been paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.   In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.3 million in organization and offering expenses, including approximately $0.1 million of organizational costs that have been expensed, of which, approximately $1.9 million had been reimbursed to the Advisor.   As of December 31, 2008, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $2.8 million, of which, $0.4 million had been reimbursed to the Advisor.  As of December 31, 2009, approximately 3.8% of organizational and offerings costs had been reimbursed to the Advisor.  As of December 31, 2008, approximately 4.1% of organizational and offerings costs had been reimbursed to the Advisor.

Acquisition Fees and Expenses.  The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the minimum offering amount, and the balance will be paid at the time we acquire a property.  However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the years ended December 31, 2009 and 2008, the Advisor earned approximately $1.1 million and $0.2 million in acquisition fees, respectively. No acquisition fees were earned in 2007.

Management Fees.  The Advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the year ended 2009, the Advisor earned approximately $211,000 of asset management fees which were expensed.  In addition, we reimbursed our Advisor for approximately $0.1 million of direct and indirect costs incurred by our Advisor in providing asset management services. No such costs were incurred in 2008 or 2007.

Operating Expenses. The Advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us.  For years ended December 31, 2009, 2008 and 2007, $585,000, $448,000 and $41,000 of such costs were incurred, respectively. Four fiscal quarters after the acquisition of our first real estate asset, and every fiscal quarter thereafter, our advisor must reimburse us the amount by which our total operating expenses for the prior 12 months exceed the greater of 2% of our average invested assets or 25% of our net income unless our independent directors committee determines that such excess expenses were justified based on unusual and non-recurring factors.

Disposition Fee.  The Advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties.  This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.  We will pay the disposition fees for a property at the time the property is sold. No such costs were incurred in 2009, 2008 and 2007.

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

No such costs were incurred in 2009, 2008 and 2007.

Dealer Manager Agreement

PCC, as Dealer Manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering.  The Advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering.  For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $3.8 million, $1.0 million and $0, respectively, payable to PCC for dealer manager fees and sales commissions.

8.	Notes Payable

Caruth Haven Court

On January 22, 2009, in connection with the acquisition of the Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P.  Cornerstone Operating Partnership, L.P. is a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  The loan which bore interest at a variable rate of 300 basis points over prime rate was repaid on December 16, 2009 using cash from our ongoing offering and proceeds from a new $10.0 million first mortgage loan.

The $10.0 million first mortgage loan has a 10-year term, maturing on December 16, 2019 and bears interest at a fixed rate of 6.43% per annum, with fixed monthly payments of approximately $62,747 based on a 30-year amortization schedule.  The loan is secured by a deed of trust on Caruth Haven Court, and by an assignment of the leases and rents payable to the borrower.

During the years ended December 31, 2009, 2008 and 2007, we incurred approximately $29,000, $0 and $0 of interest expense, respectively, related to this loan.  During the years ended December 31, 2009, 2008 and 2007, we incurred approximately $802,000, $0 and $0 of interest expense, respectively, related to the bridge loan. As of December 31, 2009 and December 31, 2008, the loan had a balance of approximately $10.0 million and $0, respectively.

The Oaks Bradenton

On May 1, 2009, in connection with the acquisition of The Oaks Bradenton, we borrowed a total of $2.76 million pursuant to two loan agreements. Of the total loan amount, $2.4 million matures on May 1, 2014 with no option to extend and bears interest at a fixed rate of 6.25% per annum.  The remaining $360,000 matures on May 1, 2014 and bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin. We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums. Monthly payments for the first twelve months will be interest only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of December 31, 2009, we were in compliance with all these financial covenants.

During the years ended December 31, 2009, 2008 and 2007, we incurred approximately $111,000, $0 and $0 of interest expense, respectively, related to the loan agreements.  As of December 31, 2009 and December 31, 2008, the fixed rate loan agreement had a balance of approximately $2.4 million and $0, respectively and the variable rate loan agreement had a balance of $360,000 and $0, respectively.

Mesa Vista Inn Health Center

On December 31, 2009, in connection with the acquisition of the Mesa Vista Inn Health Center, we entered into an assumption and amendment of an existing mortgage loan. Pursuant to the assumption agreement, we assumed the outstanding principal balance of $7.5 million.  The loan matures on January 5, 2015 and bears interest at a fixed rate of 6.50% per annum.   We may repay the loan, in whole or in part, on or before January 5, 2015 without incurring any prepayment penalty.  Principal and interest on the loan are due and payable in monthly installments of $56,335 until the maturity date, when the entire remaining balance of principal and accrued interest is due, assuming no prior principal prepayment.

During the years ended December 31, 2009, 2008 and 2007, we incurred approximately $1,000, $0 and $0 of interest expense, respectively, related to this loan agreement.  As of December 31, 2009 and December 31, 2008, the loan agreement had a balance of approximately $7.5 million and $0, respectively.

In connection with our notes payable, we had incurred financing costs totaling approximately $339,000 and $41,000, as of December 31, 2009 and 2008, respectively.  These financing costs have been capitalized and are being amortized over the life of the agreements.  For the years ended December 31, 2009, 2008 and 2007, approximately $111,000, $0 and $0, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.

The principal payments due on our notes payable as of December 31, 2009 for each of the next five years are as follows:

Year	Principal amount
2010	$288,000
2011	$352,000
2012	$373,000
2013	$401,000
2014	$2,972,000
2015 and thereafter	$15,874,000

9.	Commitments and Contingencies

Commitments

Under the purchase and sale agreement executed in connection with the GreenTree at Westwood acquisition, a portion of the purchase price for the property is to be calculated and paid to the seller as earnout payments based upon the net operating income, as defined, of the property during each of the three-years following our acquisition of the property. The maximum aggregate amount that the seller may receive under the earnout provision is $1.0 million. As of December 31, 2009, we had accrued approximately $394,000, which represents the present value of our estimated liability under this earnout provision.

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

10.           Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$2,072,000	$1,889,000	$1,645,000	$1,055,000
Expenses	3,030,000	2,428,000	2,329,000	1,983,000
Loss from operations	$(958,000)	$(539,000)	$(684,000)	$(928,000)

Net loss	$(1,244,000)	$(829,000)	$(958,000)	$(1,118,000)
Noncontrolling interest	$(57,000)	$8,000	$24,000	$10,000
Net loss attributable to common stockholders	$(1,301,000)	$(821,000)	$(934,000)	$(1,108,000)

Net loss per common share attributable to common stockholders — basic and diluted	$(0.31)	$(0.30)	$(0.51)	$(0.89)

Weighted average shares	4,160,842	2,775,594	1,838,828	1,240,370

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues	$—	$—	$—	$—
Expenses	471,000	389,000	177,000	196,000
Loss from operations	$(471,000)	$(389,000)	$(177,000)	$(196,000)

Net loss	$(466,000)	$(387,000)	$(177,000)	$(197,000)
Noncontrolling interest	$(3,000)	$(3,000)	$19,000	$108,000
Net loss attributable to common stockholders	$(469,000)	$(390,000)	$(158,000)	$(89,000)

Net loss per common share attributable to common stockholders — basic and diluted	$(0.63)	$(3.62)	$(1,580.00)	$(890.00)

Weighted average shares	748,006	107,743	100	100

11.	Business Combinations

We completed four properties acquisitions during 2009.  The following summary provides the allocation of the acquired assets and liabilities of Caruth Haven Court, The Oaks Bradenton, GreenTree at Westwood and Mesa Vista Inn Health Center (the “2009 Acquisitions”) as of the respective dates of acquisitions.    We have accounted for the acquisitions as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The break down of the purchase price of the four acquired properties:

	Caruth Haven Court	The Oaks Bradenton	GreenTree at Westwood	Mesa Vista Inn Health Center	Total
Land	$4,256,000	$390,000	$714,000	$2,010,000	$7,370,000
Buildings & improvements	13,871,000	2,733,000	3,670,000	10,264,000	30,538,000
Site improvements	115,000	86,000	47,000	166,000	414,000
Furniture & fixtures	273,000	112,000	131,000	559,000	1,075,000
Intangible assets	1,370,000	773,000	619,000	-	2,762,000
Other assets	42,000	-	18,000	11,000	71,000
Note payable	-	-	-	(7,500,000)	(7,500,000)
Security deposits and other liabilities	(237,000)	(12,000)	(597,000)	(747,000)	(1,593,000)
Goodwill	363,000	406,000	372,000	-	1,141,000
Real estate acquisitions	$20,053,000	$4,488,000	$4,974,000	$4,763,000	$34,278,000

Acquisition Expenses	$845,000	$271,000	$163,000	$434,000	$1,713,000

The Company recorded revenues and net losses for the year ended December 31, 2009 of approximately $6.7 million and $1.7 million, respectively, related to the 2009 Acquisitions. The following unaudited pro forma information for the years ended December 31, 2009 and 2008 has been prepared to reflect the incremental effect of the 2009 Acquisitions as if such acquisitions had occurred on January 1, 2009 and 2008.

	Year ended December 31, 2009	Year ended December 31, 2008
Revenues	$10,724,000	$10,909,000
Net loss	$(4,071,000)	$(2,499,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.91)	$(1.28)

12.           Subsequent Event

On January 12, 2010, through a wholly-owned indirect subsidiary, we contributed into a joint venture along with Cornerstone Private Equity Fund Operating Partnership, L.P., an affiliate of the Company’s sponsor that is also advised by Cornerstone Leveraged Realty Advisors, LLC, and affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia.

We invested approximately $2.7 million to acquire an 83.3% equity interest in Cornerstone Rome LTH Partners LLC (the “Cornerstone JV Entity”) through a wholly-owned subsidiary of our operating partnership, Cornerstone Healthcare Plus Operating Partnership, L.P.  The Cornerstone Co-Investor invested approximately $532,000 to acquire the remaining 16.7% interest in the Cornerstone JV Entity. The aggregate budgeted development cost for the proposed development of the long-term acute care medical facility is approximately $16.3 million.  The Cornerstone JV Entity contributed approximately $3.2 million of capital to acquire a 90% limited partnership interest in Rome LTH Partners, LP (the “Rome Joint Venture”).  The development cost will be funded with approximately $3.54 million of initial capital from the Rome Joint Venture and a $12.75 million construction loan. We expect to fund our portion of any future required capital contributions using proceeds raised in our ongoing public offering.

In connection with this development, the Rome Joint Venture entered into a $12.75 million construction loan.  The loan will mature on December 18, 2012, with two 1-year extension options dependent on certain financial covenants.  The loan bears a variable interest rate with a spread of 300 basis points over 1-month LIBOR with a floor of 6.15%.  Monthly payments for the first twelve months will be interest-only.  Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.

Sale of Shares of Common Stock

As of March 12, 2010, we had raised approximately $58.4 million through the issuance of approximately 5.9 million shares of our common stock under our Offering, excluding, approximately132,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 28,000 shares pursuant to our stock repurchase program.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$—	$—	$—	$—
Year Ended December 31, 2008:
Allowance for doubtful accounts	$—	$—	$—	$—
Year Ended December 31, 2009:
Allowance for doubtful accounts	$—	$11,000	$(11,000)	$—

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

		Initial Cost		Costs Captialized	Gross Amount Invested						Life on which Depreciation in Latest Income
			Building &	Subsequent to		Building and		Accumulated	Date of	Date	Statement is
Description	Encumbrances	Land	Improv.	Acquisition	Land	Improv.	Total	Depreciation	Construct	Acquired	Computed
Caruth Haven Court Highland Park, TX	$10,000,000	$4,256,000	$13,986,000	$91,000	$4,256,000	$14,077,000	$18,333,000	$354,000	1999	01/22/09	39 years

The Oaks Bradenton Bradenton, FL	$2,760,000	390,000	2,819,000	2,000	390,000	2,820,000	3,210,000	51,000	1996	05/01/09	39 years

GreenTree Columbus, IN	—	714,000	3,717,000	—	714,000	3,717,000	4,431,000	—	1998	12/30/09	39 years

Mesa Vista Inn Health Center San Antonio, TX	$7,500,000	2,010,000	10,430,000	—	2,010,000	10,431,000	12,441,000	—	2008	12/31/09	39 years

Totals	$20,260,000	$7,370,000	$30,952,000	$93,000	$7,370,000	$31,045,000	$38,415,000	$405,000

(a) The changes in total real estate for the years ended December 31, 2009 are as follows.

	Cost	Accumulated Depreciation

Balance at December 31, 2008	$—	$—
2009 Acquisitions	30,952,000	399,000
2009 Additions	93,000	6,000
Balance at December 31, 2009	$31,035,000	$405,000

(b) For federal income tax purposes, the aggregate cost of our four properties is approximately $43.2 million.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE HEALTHCARE PLUS REIT, INC.

By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2010.

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

3.1	Articles of Amendment and Restatement of the Registrant (filed herewith).

3.2	Articles of Amendment of the Registrant, dated as of December 29, 2009 (filed herewith).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-139704), filed on March 21, 2007).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on October 5, 2007)

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

10.5
Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by and between by and between Caruth Haven L.P, a Delaware limited partnership as trustor, Peter S. Graf, as trustee, and KeyCorp Real Estate Capital Markets, Inc., an Ohio Corporation as beneficiary, dated as of December 16, 2009 (filed herewith).

10.6
Multifamily Note by and between Caruth Haven L.P, a Delaware limited partnership as borrower, and KeyCorp Real Estate Capital Markets, Inc., an Ohio Corporation , dated as of December 16, 2009 (filed herewith).

10.7
Purchase and Sale Agreement, by and between Greentree Acquisition, LLC, a Delaware limited liability company and Greentree at Westwood, LLC, an Indiana limited liability company, dated December 30, 2009, incorporated by reference to the Company’s current report on Form 8-K filed Janaury 6, 2010

10.8
Purchase and Sale Agreement, by and between MVI Health Center, LP, a Delaware limited partnership and SNF Mesa Vista, LLC, an Texas limited liability company, dated December 31,  2009, incorporated by reference to the Company’s current report on Form 8-K filed Janaury 6, 2010

10.9
Deed of Trust (Security Agreement and Financing Statement) by and between HHC San Antonio Northwest NC, LP, as Grantor, PlainsCapital Bank, as Beneficiary, and Frank Jackel, as Trustee, dated as of  March 23, 2007 (filed herewith).

10.10	Promissory Note by and between HHC San Antonio Northwest NC, LP, as Borrower, and PlainsCapital Bank, as Lender, dated as of March 23, 2007(filed herewith).
10.11	Assumption Agreement by and between SNF Mesa Vista, LLC, a Texas limited liability company and MVI Health Center, LP, a Delaware limited partnership, dated as of December 31, 2009 (filed herewith).

10.12
Amended and Restated Lease Agreement by and between MVI Health Center, LP, a Delaware limited partnership as Lessor and PM Management – Babcock NC, LLC, a Texas limited liability company as Lessee, dated as of December 31, 2009 (filed herewith).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-k for the year ended December 31, 2009).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).