Form 10-Q
period 2010-03-31
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2010-05-17
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number      000-53969

CORNERSTONE HEALTHCARE PLUS REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-5721212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

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
☐  Yes        ☒  No

As of May 12, 2010, there were 7,226,788 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Healthcare Plus REIT, Inc.
TABLE OF CONTENTS

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$23,511,000	$14,900,000
Investments in real estate
Land	7,370,000	7,370,000
Buildings and improvements, net	30,441,000	30,640,000
Furniture, fixtures and equipment, net	955,000	1,009,000
Development costs and construction in progress	1,873,000	—
Intangible lease assets, net	1,489,000	1,869,000
	42,128,000	40,888,000

Deferred financing costs, net	586,000	228,000
Tenant and other receivables	312,000	481,000
Deferred costs and other assets	911,000	338,000
Restricted cash	1,114,000	364,000
Goodwill	1,141,000	1,141,000
Total assets	$69,703,000	$58,340,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$20,215,000	$20,260,000
Accounts payable and accrued liabilities	1,386,000	932,000
Payable to related parties	1,276,000	1,734,000
Prepaid rent and security deposits	967,000	911,000
Distributions payable	386,000	305,000
Total liabilities	24,230,000	24,142,000

Commitments and contingencies (Note 12)

Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 6,387,066 and 4,993,751 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	64,000	50,000
Additional paid-in capital	50,873,000	39,551,000
Accumulated deficit	(6,350,000)	(5,403,000)
Total stockholders’ equity	44,587,000	34,198,000
Noncontrolling interests	886,000	—
Total equity	45,473,000	34,198,000
Total liabilities and equity	$69,703,000	$58,340,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental revenues	$2,437,000	$781,000
Tenant reimbursements and other income	605,000	274,000
	3,042,000	1,055,000
Expenses:
Property operating and maintenance	1,860,000	880,000
General and administrative	583,000	360,000
Asset management fees	110,000	37,000
Real estate acquisition costs	458,000	505,000
Depreciation and amortization	640,000	201,000
	3,651,000	1,983,000
Loss from operations	(609,000)	(928,000)

Other income (expense):
Interest and other income	3,000	1,000
Interest expense	(337,000)	(191,000)
Net loss	(943,000)	(1,118,000)
Less: Net income (loss) attributable to the noncontrolling interests	4,000	(10,000)

Net loss attributable to common stockholders	$(947,000)	$(1,108,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.17)	$(0.89)

Weighted average number of common shares	5,414,179	1,240,370

Distribution declared, per common share	$0.19	$0.19

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	1,403,524	14,000	13,997,000	—	14,011,000	—	14,011,000
Redeemed shares	(10,209)	—	(98,000)	—	(98,000)	—	(98,000)
Noncontrolling interest contribution	—	—	—	—	—	886,000	886,000
Offering costs	—	—	(1,546,000)	—	(1,546,000)	—	(1,546,000)
Distributions	—	—	(1,031,000)	—	(1,031,000)	(4,000)	(1,035,000)
Net (loss) income	—	—	—	(947,000)	(947,000)	4,000	(943,000)
Balance – March 31, 2010	6,387,066	$64,000	$50,873,000	$(6,350,000)	$44,587,000	$886,000	$45,473,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000
Issuance of common stock	476,787	4,000	4,758,000	—	4,762,000	—	4,762,000
Offering costs	—	—	(517,000)	—	(517,000)	—	(517,000)
Distributions	—	—	(238,000)	—	(238,000)	(4,000)	(242,000)
Net loss	—	—	—	(1,108,000)	(1,108,000)	(10,000)	(1,118,000)
Balance – March 31, 2009	1,535,039	$15,000	$10,600,000	$(2,347,000)	$8,268,000	$(14,000)	$8,254,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(943,000)	$(1,118,000)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Amortization of deferred financing costs	9,000	21,000
Depreciation and amortization	640,000	201,000
Straight-line rent amortization	(73,000)	—
Change in operating assets and liabilities:
Tenant and other receivables	240,000	(117,000)
Deferred costs and deposits	(69,000)	—
Prepaid expenses and other assets	44,000	48,000
Prepaid rent and tenant security deposits	56,000	67,000
Payable to related parties	(206,000)	(31,000)
Accounts payable and accrued liabilities	350,000	328,000
Net cash provided by (used in) operating activities	48,000	(601,000)

Cash flows from investing activities:
Real estate acquisitions	—	(20,305,000)
Additions to real estate	(7,000)	—
Increase to restricted cash	(750,000)	—
Development of real estate	(2,243,000)	—
Acquisition deposits	(535,000)	275,000
Net cash used in investing activities	(3,535,000)	(20,030,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,545,000	4,506,000
Redeemed shares	(98,000)	—
Proceeds from note payable to related party	—	14,000,000
Repayment of note payable	(46,000)	—
Proceeds from notes payable	1,000	—
Offering costs	(1,692,000)	(640,000)
Deferred financing costs	(10,000)	(105,000)
Noncontrolling interest contribution	886,000	—
Distributions paid to stockholders	(484,000)	(101,000)
Distributions paid to noncontrolling interests	(4,000)	(4,000)
Net cash provided by financing activities	12,098,000	17,656,000
Net increase (decrease) in cash and cash equivalents	8,611,000	(2,975,000)
Cash and cash equivalents - beginning of period	14,900,000	7,449,000
Cash and cash equivalents - end of period	$23,511,000	$4,474,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$219,000	$170,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$386,000	$91,000
Distribution reinvested	$466,000	$106,000
Receivable from transfer agent	$—	$150,000
Payable to related parties	$104,000	$36,000
Accrued acquisition fees	$30,000	$2,000
Security deposits and other liabilities assumed upon acquisition of real estate	$—	$237,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

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

Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At March 31, 2010, we owned approximately a 99.7% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.3% limited partnership interest.  In addition, the Advisor owned approximately a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of March 31, 2010, we had sold a total of approximately 6.3 million shares of our common stock for aggregate gross proceeds of approximately $62.6 million. We intend to use the net proceeds of the Offering to invest in real estate including healthcare, multi-tenant industrial, net-leased retail properties and other real estate investments where we believe there are opportunities to enhance cash flow and value.  Effective as of January 8, 2010, we amended our charter to change our name from “Cornerstone Growth & Income REIT, Inc.” to “Cornerstone Healthcare Plus REIT, Inc.”

3.	Summary of Significant Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on various assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to "Summary of Significant Accounting Policies" contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the critical accounting policies previously disclosed in that report except as discussed below.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Our consolidated financial statements include any variable interest entity in which we deemed the primary beneficiary. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2009 Annual Report on Form 10-K, as filed with the SEC.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, deferred costs and other assets, payable to related parties, prepaid rent and security deposits, accounts payable and accrued liabilities, restricted cash and notes payable.  We consider the carrying values of cash and cash equivalents, tenant and other receivables, deferred costs and other assets, payable to related parties, prepaid rent and security deposits, accounts payable and accrued liabilities, restricted cash and notes payable to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected settlement.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and had been estimated to approximate the carrying value at March 31, 2010.

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, Consolidation, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our representation on the entity’s board of directors, the size of our investment (including loans) and our ability to participate in major policy making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”)  issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, FASB issued Accounting Standard Update (“ASU”), 2010-02, Consolidation – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary.  The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity.  The new guidance became effective for interim and annual periods beginning on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events).  ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective upon issuance. We adopted this guidance during the quarter ended March 31, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

4.	Investment in Real Estate

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	Debt	March 31, 2010 % Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,980,000	95.60%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	4,500,000	2,760,000	100.00%
GreenTree at Westwood	Columbus, IN	12/30/09	50,249	5,150,000	—	91.38%
			143,068	30,150,000	12,740,000	94.68%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	13,000,000	7,474,000	(1)%
Rome LTACH Project (2)	Rome, GA	01/12/10	—	—	1,000	(2)%

(1)	Mesa Vista Inn Health Center is 100% net-leased to a single tenant
(2)
On January 12, 2010, through a wholly-owned indirect subsidiary, we contributed $2.7 million to acquire a 75% equity interest in the Rome LTACH Project. Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our sponsor that is also advised by our Advisor holds an approximately 15% equity interest in the joint venture. Affiliates of the Cirrus Group, an unaffiliated entity, hold the remaining 10% equity interest in the joint venture. This property is currently under development. As of the date of this report, the total budgeted development cost is approximately $16.3 million and the total development cost funded is approximately $3.54 million. We have not included the gross square feet and purchase price for this property and do not intend to provide such information until construction has been completed. The estimated completion date for the project is March 31, 2011. This joint venture was determined to be a variable interest entity, in which we determined we are the primary beneficiary and thus consolidated the joint venture’s net assets as of March 31, 2010. As of March 31, 2010 and December 31, 2009, there was approximately $1.9 million and $0 million, respectively, of development costs and construction in progress and $1,000 and $0, respectively, of construction loan related to this joint venture. See note 9 for further details on the construction loan. Under the operating agreement of Rome LTACH Project, we may be required to fund additional capital contributions as deemed necessary.

As of March 31, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and improvements	Site improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$30,637,000	$415,000	$1,076,000	$2,764,000
Accumulated depreciation and amortization	(593,000)	(18,000)	(121,000)	(1,275,000)
Net	$30,044,000	$397,000	$955,000	$1,489,000

As of December 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Buildings and improvements	Site improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$30,630,000	$415,000	$1,076,000	$2,764,000
Accumulated depreciation and amortization	(394,000)	(11,000)	(67,000)	(895,000)
Net	$30,236,000	$404,000	$1,009,000	$1,869,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended March 31, 2010 and 2009 was approximately $260,000 and $87,000, respectively.

Amortization associated with the intangible assets for the three months ended March 31, 2010 and 2009 were $379,000 and $114,000, respectively.

Estimated amortization for April 1, 2010 through December 31, 2010 and each of the two subsequent years is as follows:

Intangible assets
April 2010 – December 2010	$986,000
2011	$503,000
2012	$—

The estimated useful lives for intangible assets range from approximately one to two and a half years. As of March 31, 2010, the weighted-average amortization period for intangible assets was 2.0 years.

5.	Allowance for Doubtful Accounts

As of March 31, 2010 and December 31, 2009, no allowance for doubtful accounts was recorded.

6.	Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of March 31, 2010 we had cash accounts in excess of FDIC insured limits.

7.	Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties.  As of March 31, 2010, we had acquired three assisted-living facilities and formed three wholly owned taxable REIT subsidiaries, or TRSs. The properties will be operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties. The TRSs are wholly owned subsidiaries of Master TRS.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Our Master TRS was formed in 2009 and recorded a net loss of approximately $293,000 for the year ended December 31, 2009.  At that time, we could not predict with certainty that it was more likely than not that the benefit from such net operating loss would be realized. Accordingly, we provided a valuation allowance in the full amount of the deferred tax asset associated with such loss. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.  During the first quarter of 2010, our TRS reported net income of approximately $84,000.  Based on our projected future taxable income, we concluded that we would make an adjustment to the valuation allowance which would reduce our provision for income taxes.

8.	Payable to Related Parties

Payable to related parties at March 31, 2010 and December 31, 2009 consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees incurred to our Advisor and PCC.

9.	Notes Payable

Caruth Haven Court

On January 22, 2009, in connection with the acquisition of the Caruth Haven Court, we entered into a $14.0 million acquisition bridge loan with Cornerstone Operating Partnership, L.P.  Cornerstone Operating Partnership, L.P. is a wholly owned subsidiary of Cornerstone Core Properties REIT, Inc., a publicly offered, non-traded REIT sponsored by affiliates of our sponsor.  The loan, which bore interest at a variable rate of 300 basis points over prime rate, was repaid on December 16, 2009 using cash from our ongoing offering proceeds and from a new $10.0 million first mortgage loan.

The $10.0 million first mortgage loan has a 10-year term, maturing on December 16, 2019 and bears interest at a fixed rate of 6.43% per annum, with fixed monthly payments of approximately $63,000 based on a 30-year amortization schedule.  The loan is secured by a deed of trust on Caruth Haven Court, and by an assignment of the leases and rents payable to the borrower.

As of March 31, 2010 and December 31, 2009, the first mortgage loan had a balance of approximately $10.0 million.

The Oaks Bradenton

On May 1, 2009, in connection with the acquisition of The Oaks Bradenton, we entered into two loan agreements totaling $2.76 million with an unaffiliated financial institution. Both loans mature on May 1, 2014 with no option to extend.  The $2.4 million loan bears interest at a fixed rate of 6.25% per annum and the $360,000 bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin.  We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums.  Monthly payments for the first twelve months of the loan are interest only.  Beginning the thirteenth month, monthly payments will include interest and principal based on a 25-year amortization period. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of March 31, 2010, we were in compliance with these financial covenants.

As of March 31, 2010 and December 31, 2009, the fixed rate loan agreement had a balance of approximately $2.4 million and the variable rate loan agreement had a balance of $360,000.

Mesa Vista Inn Health Center

On December 31, 2009, in connection with the acquisition of the Mesa Vista Inn Health Center, we entered into an assumption and amendment of an existing mortgage loan with an unaffiliated financial institution.  Pursuant to the assumption agreement, we assumed the outstanding principal balance of $7.5 million. The loan matures on January 5, 2015 and bears interest at a fixed rate of 6.50% per annum.   We may repay the loan, in whole or in part, on or before January 5, 2015 without incurring any prepayment penalty.  Principal and interest on the loan are due and payable in monthly installments of approximately $56,000 until the maturity date, when the entire remaining balance of principal and accrued interest is due, assuming no prior principal prepayment.

As of March 31, 2010 and December 31, 2009, this loan had a balance of approximately $7.5 million.

Rome LTACH Project

On January 12, 2010, in connection with our investment in this development joint venture, the joint venture entered into a $12.75 million construction loan with an unaffiliated financial institution.  The loan will mature on December 18, 2012, subject to two one-year extension options, which are dependent on meeting certain financial covenants.  The loan bears a variable interest rate with a spread of 300 basis points over one-month LIBOR with a floor of 6.15%.   Monthly payments for the first twenty four months will be interest-only.  Monthly payments beginning the twenty-fifth month will include interest and principal based on a 25-year amortization period.

As of March 31, 2010 and December 31, 2009, the construction loan had a balance of $1,000 and $0, respectively. The construction loan is secured by the development project.

The principal payments due on our notes payable for April 1, 2010 to December 31, 2010 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2010 to December 31, 2010	$242,000
2011	$352,000
2012	$374,000
2013	$401,000
2014	$2,972,000
2015 and thereafter	$15,874,000

Interest Expense and Deferred Financing Cost

The following table sets forth our gross interest expense and deferred financing cost amortization for the three months ended March 31, 2010 and 2009. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three Months Ended March 31,
	2010	2009
Gross interest expense and deferred financing cost amortization	$370,000	$191,000
Capitalized interest expense and deferred financing cost amortization	(33,000)	—

Interest expense	$337,000	$191,000

In connection with our notes payable, we had incurred financing costs totaling approximately $738,000 and $339,000, as of March 31, 2010 and December 31, 2009, respectively.

10.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of March 31, 2010, including distributions reinvested, we had issued approximately 6.4 million shares of common stock for total gross proceeds of approximately $64.0 million.   As of December 31, 2009, including distributions reinvested, we had issued approximately 5.0 million shares of common stock for a total of approximately $50.0 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  As of March 31, 2010 and December 31, 2009, approximately 148,000 and 99,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the three months ended March 31, 2010 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2009 (1)	$116,000	$122,000	$238,000

First quarter 2010	$525,000	$506,000	$1,031,000

(1)
Distributions declared represented a return of capital for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income.  Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds.  Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.

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

Stock Repurchase Program

We have adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years the shares are held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares.  Our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the redemption price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the redemption price for our shares of stock, or suspend or terminate our stock repurchase program.

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

During the three months ended March 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	7,425	$9.55
February	2,784	$9.93
March	—	$—
	10,209

(1)
As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

During the three months ended March 31, 2009, we did not redeem any shares pursuant to our stock repurchase program.

Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.

11.	Related Party Transactions

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

Organizational and Offering Costs.    Organizational and offering costs of the Offering paid by the Advisor on our behalf and are being reimbursed to the Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of March 31, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.5 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.4 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.3 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.2 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.    The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds, and the balance will be paid at the time we acquire a property.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended March 31, 2010 and 2009, the Advisor earned approximately $0.4 million in acquisition fees.

Management Fees.    The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we will reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three months ended March 31, 2010 and 2009, the Advisor earned approximately $110,000 and $37,000 of management fees, respectively, which were expensed.  For the three months ended March 31, 2010 and 2009, the Advisor incurred $55,000 and $0, respectively, of such direct and indirect costs and expenses on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended March 31, 2010 and 2009, approximately $205,000 and $126,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations.  The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. Commencing four fiscal quarters after the acquisition of our first real estate asset, our advisor must reimburse us the amount by which our total operating expenses for the four quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) in excess of 13.5% of gross proceeds from the Offering. For the three months ended March 31, 2010 and 2009, our dealer manager earned sales commission and dealer manager fee of approximately $1.3 million and $0.5 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12.	Commitments and Contingencies

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

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our condensed consolidated financial position, cash flows and results of operations.  We are not presently subject to any material litigation nor, to our knowledge, are any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

13.	Business Combinations

On January 22, 2009, we completed the purchase of Caruth Haven Court.   The following unaudited pro forma information for the three months ended March 31, 2009 has been prepared to reflect the incremental effect of the acquisition as if such transaction had occurred on January 1, 2009.  As this acquisition is assumed to have been made on January 1, 2009, the shares raised during our offering needed to purchase the property are assumed to have been sold and outstanding as of January 1, 2009 for purposes of calculating per share data.

The Company recorded revenues and net income for the three months ended March 31, 2010 of approximately $1.7 million and $27,000, respectively, related to the 2009 acquisitions. The following unaudited pro forma information for the three months ended March 31, 2009 has been prepared to reflect the incremental effect of the 2009 acquisitions as if such acquisitions had occurred on January 1, 2009.

Three months Ended March 31, 2009
Revenues	$1,374,000
Net loss	$(1,292,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.77)

14.	Subsequent Events

Joint Venture to Acquire Oakleaf Village

On April 30, 2010, we acquired an 80% interest in a joint venture entity from Royal Senior Care, LLC, an unaffiliated third party.  The joint venture owns a portfolio of two assisted-living facilities located in South Carolina. The two facilities are Oakleaf Village at Lexington and Oakleaf Village at Greenville (together, “Oakleaf Village”).  There are 180 units in the portfolio, of which 132 are dedicated to assisted-living and 48 are committed to memory care.   Royal Senior Care, LLC, who currently owns both properties, will be our joint venture partner in the $27.0 million transaction.  Royal Senior Care, LLC specializes in the acquisition, development and management of senior housing communities, primarily in the southeastern United States.  Based out of Miami, Florida, Royal Senior Care, LLC owns and operates 16 independent living and assisted living facilities with approximately 2,000 units in Florida, South Carolina and Georgia.

Oakleaf Village at Greenville, near Greenville, South Carolina, is a 60,000 square foot facility consisting of 66 assisted living units and 24 memory care units.  It is located conveniently less than one mile from Interstate-85 and four miles from the Greenville-Spartanburg airport.  The property is also located about five miles away from St. Francis Eastside Hospital.

Oakleaf Village at Lexington, near Columbia, South Carolina, is a 68,000 square foot facility also consisting of 66 assisted living facilities and 24 memory care units.  Accessible from local and interstate roadways such as Interstate-20, Route 378 and Route 1, the property is strategically located with two medical facilities in a seven mile radius.

We will account the acquisition as a business combination. Under business combination accounting, the assets and liabilities of acquired properties will be recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements.  As of the date of this report, the initial accounting for this acquisition is incomplete and thus the disclosures related to supplemental pro forma information and amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed have not been provided.

Sale of Shares of Common Stock

As of May 12 2010, we had raised approximately $70.9 million through the issuance of approximately 7.1 million shares of our common stock under our Offering, excluding, approximately 168,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 38,000 shares redeemed pursuant to our stock repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.    Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.   Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward –looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, and the risk identified in Part II, Item 1A of this quarterly report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.  As of March 31, 2010, we raised approximately $62.6 million of gross proceeds from the sale of approximately 6.3 million shares of our common stock.

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

Market Outlook – Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging economic environment that may delay the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting, resulting a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

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

The market conditions that have and will likely continue to have a significant impact on our real estate investments have also negatively impacted our tenants’ businesses. As a result, our tenants are finding it more difficult to meet current lease obligations and forcing them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Lower lease rates, increased rent concessions and higher occupancy have resulted in lower current cash flow. Additional declines in rental rates, slower or potentially negative net absorption of leased space and additional rental concessions, including free rent, would to result in additional decreases in cash flows.

Our cash position remains strong. Despite the current economic crisis, we expect to have sufficient cash available from operations and the proceeds of our offerings and borrowings to fund distributions and capital improvements in the next twelve months.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC except as discussed under Note 3 of the accompanying condensed consolidated financial statements.

Results of Operations

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first property in January 2009.  Our second property was acquired in May 2009.  The third and forth properties were acquired at the end of December 2009.  In January 2010, we acquired a 75% interest in a joint venture formed to develop a long term acute care hospital.  Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire.  During the three months ended March 31, 2010, we owned four real estate properties and have one development project under construction.  During the three months ended March 31, 2009, we owned one property.  Accordingly, the results of our first quarter 2010 and 2009 operations are not directly comparable.

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues increased to $3.0 million from $1.1 million for the comparable 2009 period.  The increase is primarily due to approximately $1.3 million in revenues related to the additional properties acquired during the second and fourth quarters of 2009 and approximately $0.6 million in increased revenue from the property acquired in January 2009, as a result of higher occupancy and the additional month of ownership in 2010.

Property operating and maintenance expenses increased to $1.9 million from $0.9 million primarily due to the additional properties acquired in the second and fourth quarters of 2009.

General and administrative expenses increased to $0.6 million from $0.4 million due primarily to higher costs reimbursed to the Advisor for financial and accounting services of approximately $79,000, professional fees, including audit, tax and legal fees, of approximately $76,000 and higher asset management cost reimbursements of approximately $55,000, all of which are increases resulted from the higher level of fund raising and investment activities in 2010.

Asset management fees increased to $0.1 million from $37,000 due primarily to fees earned from the additional properties acquired during the second and fourth quarters of 2009.

Real estate acquisition costs for the 2010 and 2009 first quarter were approximately $0.5 million. During the first quarter of 2010, a decrease in acquisition fees paid to third parties was offset by an increase in acquisition fees as a result of an increase in the equity raised in our public offering.

Depreciation and amortization increased to $0.6 million from $0.2 million for the comparable period of 2009 due primarily to the additional properties acquired in the second and fourth quarters of 2009.

Interest expense increased to $0.3 million from $0.2 million for the comparable period of 2009.  The increase is due primarily to the debt financings fees associated with two of the properties acquired in the second and fourth quarters of 2009.

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

As of March 31, 2010, we had approximately $23.5 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our public offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of March 31, 2010, the Advisor had incurred approximately $3.5 million in organization and offering expenses on our behalf, including approximately $0.1 million of organizational costs that have been expensed.  Of this amount, we have reimbursed $2.4 million to the Advisor.  The Advisor may advance us money for these organization and offering expenses or may pay these expenses on our behalf.  The Advisor does not charge us interest on these advances.  We will repay these advances and reimburse the Advisor for expenses paid on our behalf using the gross proceeds of our Offering, but in no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our Primary Offering. At March 31, 2010, organization and offering costs reimbursed to the Advisor are approximately 3.7% of the gross proceeds of our Primary Offering.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our Offering.

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

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the three months ended March 31, 2010, cash distributions to stockholders were paid from a combination of cash flows from operations and net proceeds raised from our Offering.

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

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses to further evaluate our operating performance. We believe that MFFO, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

Our calculations of FFO and MFFO for the three months ended March 31, 2010 and 2009 are presented below:

	Three months ended
	March 31,
	2010	2009

Net loss	$(943,000)	$(1,118,000)
Add back:
Net (loss) income attributable to noncontrolling interests	(4,000)	10,000
Depreciation and amortization	640,000	201,000
Funds from operations (FFO)	(307,000)	(907,000)

Add back: Real estate acquisition costs	458,000	505,000
Modified funds from operation (MFFO)	$151,000	$(402,000)

Weighted average shares outstanding	5,414,179	1,240,370

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and proceeds from loans including those secured by our assets.   Currently, we make cash distributions to our stockholders at an annualized rate of 7.5%, based on a $10.00 per share purchase price. Until proceeds from our public offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations	FFO	MFFO
First quarter 2009	$116,000	$122,000	$238,000	$(601,000)	$(907,000)	$(402,000)

First quarter 2010	$525,000	$506,000	$1,031,000	$48,000	$(307,000)	$151,000

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2010, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$20,215,000	$332,000	$737,000	$9,766,000	$9,380,000
Interest expense related to long term debt (2)	$8,883,000	$1,296,000	$2,527,000	$2,216,000	$2,844,000
Payable to related parties (3)	$1,276,000	$1,276,000	$—	$—	$—

(1) These obligations represent four loans outstanding as of March 31, 2010:    (1) a $10.0 million first mortgage loan related to Caruth Haven Court (2) a $2.4 million mortgage loan related to The Oaks Bradenton (3) a $0.36 million loan related to The Oaks Bradenton, (4) a $7.5 million mortgage loan related to Mesa Vista Inn Health Center and (5) a $1,000 construction loan related to the Rome LTACH development project.

(2) Interest expense related to the $10.0 million first mortgage loan bears a fixed rate of 6.43% per annum calculated based on an actual over 360 schedule multiplied by the loan balances outstanding. Interest expense related to $2.4 million mortgage loan agreement bears a fixed rate of 6.25% per annum.   Monthly payments for the first twelve months are interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.  Interest expense related to the $0.36 million loan is calculated based on a variable interest rate equivalent to prevailing market certificate deposits rate of 1.45% at December 31, 2009 plus a margin of 1.5%.  Interest expense related to the $7.5 million mortgage loan is calculated based on a fixed rate of 6.50% per annum.  Interest expense related to the construction loan bears a variable interest rate with a spread of 300 basis points over one-month LIBOR with a floor of 6.15%. Monthly payments for the first twenty-four months will be interest only.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The following risk supplements the risks disclosed in Part I, Item 1A if our annual report on Form 10-K for the fiscal year ended December 31, 2009.

We have, and may in the future, pay distributions from sources other than cash provided from operations.

Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.  The distributions paid for the four quarters ended March 31, 2010 were approximately $2.5 million. Of this amount approximately $1.3 million was reinvested through our dividend reinvestment plan and approximately $1.2 million was paid in cash to stockholders. For the four quarters ended March 31, 2010 cash flows used in operations and loss of FFO were approximately $2.3 million and $2.2 million, respectively. Accordingly, for the four quarters ended March 31, 2010, total distributions exceeded cash flows from operations and FFO for the same period. During the four quarters ended March 31, 2010, we used offering proceeds to pay cash distributions.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)
On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million was declared effective under the Securities Act of 1933. The offering has not terminated yet.  As of March 31, 2010, we had sold approximately 6.3 million shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $62.6 million.  From this amount, we incurred approximately $6.1 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $1.7 million in acquisition fees payable to the Advisor.  We had acquired 4 properties and one development project as of March 31, 2010.

(c)	During the three months ended March 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	7,425	$9.55
February	2,784	$9.93
March	—	$—
	10,209

(1)
As long as our common stock is not listed on a national securities exchange or traded on an over -the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

Item 6.       Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Articles of Amendment of the Registrant, dated as of December 29, 2009 (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-139704), filed on March 21, 2007).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed dated April 2, 2010).

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007).

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus dated April 2, 2010).

10.1	Operating Agreement of Cornerstone Rome LTH Partners LLC, a Delaware limited liability company, dated effective as of December 18, 2009.

10.2	Agreement of Limited Partnership of Rome LTH Partners, LP, a Texas limited partnership, dated effective as of December 18, 2009.

10.3	Loan Agreement Between Mutual of Omaha Bank and Rome LTH Partners, LP dated as of December 18, 2009.

10.4	Ground Lease Agreement with Floyd Healthcare Management, Inc, d/b/a Floyd Medical Center dated as of December 18, 2010.

10.5
Lease Agreement dated effective as of December 18, 2009 entered into by and between Rome LTH Partners, LP, and The Specialty Hospital, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

10.6
Lease Agreement dated effective as of December 18, 2009 entered into by and between Rome LTH Partners, LP, and Floyd Healthcare Management, Inc, d/b/a Floyd Medical Center. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of May 2010.

CORNERSTONE HEALTHCARE PLUS REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)