Form 10-Q
period 2010-06-30
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2010-08-16
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
☐  Yes        ☒  No

As of August 13, 2010, there were 8,957,494 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Healthcare Plus REIT, Inc.
TABLE OF CONTENTS

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$28,695,000	$14,900,000
Investments in real estate
Land	10,491,000	7,370,000
Buildings and improvements, net	50,740,000	30,640,000
Furniture, fixtures and equipment, net	1,399,000	1,009,000
Development costs and construction in progress	3,722,000	—
Intangible lease assets, net	2,808,000	1,869,000
	69,160,000	40,888,000

Deferred financing costs, net	787,000	228,000
Tenant and other receivables	358,000	481,000
Deferred costs and other assets	972,000	338,000
Restricted cash	1,116,000	364,000
Goodwill	2,072,000	1,141,000
Total assets	$103,160,000	$58,340,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$38,638,000	$20,260,000
Accounts payable and accrued liabilities	1,943,000	932,000
Payable to related parties	879,000	1,734,000
Prepaid rent and security deposits	994,000	911,000
Distributions payable	485,000	305,000
Total liabilities	42,939,000	24,142,000

Commitments and contingencies (Note 13)

Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 8,191,386 and 4,993,751 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	82,000	50,000
Additional paid-in capital	65,497,000	39,551,000
Accumulated deficit	(7,894,000)	(5,403,000)
Total stockholders’ equity	57,685,000	34,198,000
Noncontrolling interests	2,536,000	—
Total equity	60,221,000	34,198,000
Total liabilities and equity	$103,160,000	$58,340,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental revenues	$3,373,000	$1,250,000	$5,810,000	$2,031,000
Other income	698,000	395,000	1,303,000	669,000
	4,071,000	1,645,000	7,113,000	2,700,000
Expenses:
Property operating and maintenance	2,642,000	1,312,000	4,502,000	2,192,000
General and administrative	568,000	268,000	1,151,000	628,000
Asset management fees	139,000	54,000	249,000	91,000
Real estate acquisition costs	881,000	344,000	1,339,000	849,000
Depreciation and amortization	930,000	351,000	1,570,000	552,000
	5,160,000	2,329,000	8,811,000	4,312,000
Loss from operations	(1,089,000)	(684,000)	(1,698,000)	(1,612,000)

Other income (expense):
Interest income	9,000	2,000	12,000	3,000
Interest expense	(546,000)	(276,000)	(883,000)	(467,000)
Net loss	(1,626,000)	(958,000)	(2,569,000)	(2,076,000)
Less: Net loss attributable to the noncontrolling interests	(82,000)	(24,000)	(78,000)	(34,000)

Net loss attributable to common stockholders	$(1,544,000)	$(934,000)	$(2,491,000)	$(2,042,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.22)	$(0.51)	$(0.42)	$(1.43)

Weighted average number of common shares	7,099,586	1,838,828	5,959,909	1,432,557

Distribution declared, per common share	$0.19	$0.20	$0.38	$0.42

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	3,221,344	32,000	32,125,000	—	32,157,000	—	32,157,000
Redeemed shares	(23,709)	—	(220,000)	—	(220,000)	—	(220,000)
Noncontrolling interest contribution	—	—	—	—	—	2,621,000	2,621,000
Offering costs	—	—	(3,567,000)	—	(3,567,000)	—	(3,567,000)
Distributions	—	—	(2,392,000)	—	(2,392,000)	(7,000)	(2,399,000)
Net loss	—	—	—	(2,491,000)	(2,491,000)	(78,000)	(2,569,000)
Balance – June 30, 2010	8,191,386	$82,000	$65,497,000	$(7,894,000)	$57,685,000	$2,536,000	$60,221,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000
Issuance of common stock		13,000		—	12,835,000	—	12,835,000
Redeemed shares	(17,245)	—	(172,000)	—	(172,000)	—	(172,000)
Offering costs	—	—	(1,437,000)	—	(1,437,000)	—	(1,437,000)
Distributions	—	—	(598,000)	—	(598,000)	(7,000)	(605,000)
Net loss	—	—	—	(2,042,000)	(2,042,000)	(34,000)	(2,076,000)
Balance – June 30, 2009	2,325,944	$24,000	$17,212,000	$(3,281,000)	$13,955,000	$(41,000)	$13,914,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,569,000)	$(2,076,000)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Amortization of deferred financing costs	26,000	48,000
Depreciation and amortization	1,570,000	552,000
Straight-line rent amortization	(146,000)	—
Change in operating assets and liabilities:
Tenant and other receivables	266,000	—
Deferred costs and other assets	(517,000)	(9,000)
Prepaid rent and security deposits	83,000	71,000
Payable to related parties	(180,000)	(30,000)
Accounts payable and accrued liabilities	918,000	382,000
Net cash used in operating activities	(549,000)	(1,062,000)

Cash flows from investing activities:
Real estate acquisitions	(12,363,000)	(24,793,000)
Additions to real estate	(49,000)	(8,000)
Increase to restricted cash	(752,000)	(360,000)
Development of real estate	(4,058,000)	—
Escrow deposits	(106,000)	386,000
Net cash used in investing activities	(17,328,000)	(24,775,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	31,074,000	12,309,000
Redeemed shares	(220,000)	(172,000)
Proceeds from note payable to related party	—	14,000,000
Repayment of notes payable	(137,000)	—
Proceeds from notes payable	5,613,000	2,760,000
Offering costs	(4,148,000)	(1,841,000)
Deferred financing costs	(260,000)	(102,000)
Noncontrolling interest contribution	886,000	—
Distributions paid to stockholders	(1,129,000)	(254,000)
Distributions paid to noncontrolling interests	(7,000)	(7,000)
Net cash provided by financing activities	31,672,000	26,693,000
Net increase in cash and cash equivalents	13,795,000	856,000
Cash and cash equivalents - beginning of period	14,900,000	7,449,000
Cash and cash equivalents - end of period	$28,695,000	$8,305,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$652,000	$332,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$485,000	$134,000
Distribution reinvested	$1,083,000	$271,000
Loan assumed at property acquisition	$12,902,000	$—
Receivable from transfer agent	$—	$265,000
Payable to related parties	$—	$40,000
Accrued offering costs	$149,000	$—
Assets contributed by noncontrolling interest	$1,735,000	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At June 30, 2010, we owned approximately a 99.8% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.2% limited partnership interest.  In addition, the Advisor owned approximately a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

For federal income tax purposes, we have elected to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2008.  REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT.  Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies.  Master TRS and the REIT have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies will have direct control of the daily operations of these assisted-living properties.

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

As of June 30, 2010, we had sold a total of approximately 8.0 million shares of our common stock for aggregate gross proceeds of approximately $80.1 million. We intend to use the net proceeds of the Offering to invest in real estate including healthcare, multi-tenant industrial, net-leased retail properties and other real estate investments where we believe there are opportunities to enhance cash flow and value.

On July 7, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  Pursuant to the registration statement, we propose to register up to 44,000,000 shares of common stock in a primary offering for $10.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 11,000,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our follow-on offering during the first quarter of 2011.  We intend to cease offering shares of common stock in our Offering upon the earlier February 6, 2011 or the date the registration statement relating to our proposed follow-on offering, is declared effective by the Securities and Exchange Commission.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Our consolidated financial statements include any variable interest entities (“VIEs”) in which we are deemed the primary beneficiary. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited  consolidated financial statements and the notes thereto included on our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10, Financial Instruments, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, deferred costs and other assets, payable to related parties, prepaid rent and security deposits, accounts payable and accrued liabilities, distributions payable, deferred financing costs, and restricted cash.   We consider the carrying values to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected settlement.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of June 30, 2010 and December 31, 2009, the fair value of notes payable was approximately $38.2 million and $20.1 million, respectively, compared to the carrying value of approximately $38.6 million and $20.3 million, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into ASC Topic 810 – Consolidation.  The new guidance impacts the consolidation guidance applicable to variable interest entities, or VIEs, and among other things requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”), 2010-02, Consolidation – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary.  The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity.  The new guidance became effective for interim and annual periods beginning on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures).  ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements.  The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010.

In February 2010, FASB issued Accounting Standard Update (“ASU”) 2010-09, Subsequent Events: Amendments to Certain recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events).  ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on February 24, 2010.

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, Consolidation, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements.

4.	Investment in Real Estate

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	Debt	June 30, 2010 % Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,955,000	91.20%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	$4,500,000	$2,757,000	98.60%
GreenTree at Westwood	Columbus, IN	12/30/09	50,249	$5,150,000	$—	93.10%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	$13,000,000	$7,432,000	(1)
Rome LTACH Project (2)	Rome, GA	01/12/10	—	$—	$515,000	(2)
Oakleaf Village Portfolio					$17,979,000
Oakleaf Village at - Lexington	Lexington, SC	04/30/10	67,000	$14,512,000	$—	91.11%
Oakleaf Village at - Greenville	Greer, SC	04/30/10	65,000	$12,488,000	$—	74.44%

(1)	Mesa Vista Inn Health Center is 100% net-leased to a single tenant
(2)	Refer to Note 5 for further discussion

As of June 30, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and improvements	Site improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$50,737,000	$914,000	$1,591,000	$4,640,000
Accumulated depreciation and amortization	(880,000)	(31,000)	(192,000)	(1,832,000)
Net	$49,857,000	$883,000	$1,399,000	$2,808,000

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

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the three months ended June 30, 2010 and 2009 was approximately $371,000 and $121,000, respectively.  Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the six months ended June 30, 2010 and 2009 was approximately $631,000 and $208,000, respectively.

Amortization associated with the intangible assets for the three months ended June 30, 2010 and 2009 was $558,000 and $230,000, respectively.  Amortization associated with the intangible assets for the six months ended June 30, 2010 and 2009 was $937,000 and $344,000, respectively.

Estimated amortization for July 1, 2010 through December 31, 2010 and each of the two subsequent years is as follows:

Intangible assets
July 2010 – December 2010	$1,223,000
2011	$1,512,000
2012	$73,000

The estimated useful lives for intangible assets range from approximately one to two and a half years. As of June 30, 2010, the weighted-average amortization period for intangible assets was 1.8 years.

5.	Variable Interest Entities

We analyze our joint ventures in accordance with ASC 810-10 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to the level of our influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements.

Included within our condensed consolidated financial statements are two joint venture entities that are deemed VIEs and for which we are the primary beneficiary, and thus are consolidated in our condensed financial statements.  Both of these entities have been established to own and operate healthcare-related properties. Our involvement with these entities is through our joint venture interest and ability to control the operations of properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the joint venture partners are not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entities. We determined that we are the primary beneficiary of these VIEs as a result of our power to direct the activities of VIEs and right to receive the majority of the returns and absorb the majority of the losses.

Following are two joint ventures that are deemed VIEs and for which we are the primary beneficiary:

Rome LTACH Project

On January 12, 2010, we contributed $2.7 million to acquire a 75% equity interest in the Rome LTACH Project, which was formed to develop a long-term acute hospital in Rome, Georgia with a projected development cost of $16.3 million. This property is currently under development as of June 30, 2010 and the estimated completion date for the project is March 31, 2011. As of June 30, 2010, we recorded approximately $3.7 million of development costs and construction in progress and $0.5 million for a construction loan related to this joint venture. See Note 10 for further details on the construction loan. Under the operating agreement of Rome LTACH Project, we may be required to fund additional capital contributions as deemed necessary in order to fund additional construction costs.

Oakleaf Village Portfolio

On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”).  The Oakleaf Joint Venture was designed to own and operate two assisted living properties located in Lexington and Greenville, South Carolina.  As of June 30, 2010, total assets were approximately $26.7 million, which includes approximately $25.8 million of real estate assets and total liabilities were approximately $18.4 million, which includes an approximately $18.0 million of secured mortgage debt. See Note 10 for further details on the mortgage debt.  The operations of this VIE are funded with cash flows generated from the properties. We may be required to fund additional capital contributions, which consist primarily of funding any capital expenditures, which are deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.  The fair value of noncontrolling interest is based on the noncontrolling interest’s proportionate interest in the fair value of the acquisition less liabilities acquired and assumed.  The fair value of the acquisition was based on income approach, which includes significant inputs such as future cash flows, discount rate and exit capitalization rate.  As of June 30, 2010, the fair value of the noncontrolling interest in the Oakleaf Joint Venture was approximately $1.7 million which is the total fair value consideration transferred by the noncontrolling interest.

The classification of these assets is primarily within real estate and the classification of liabilities is primarily within notes payables in our condensed consolidated balance sheet as of June 30, 2010.

6.	Allowance for Doubtful Accounts

As of June 30, 2010 and December 31, 2009, no allowance for doubtful accounts was recorded.

7.	Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. Currently, the Federal Deposit Insurance Corporation, or FDIC, generally insures amounts up to $250,000 per depositor per insured bank. This amount is scheduled to be reduced to $100,000 after December 31, 2013.  As of June 30, 2010 we had cash accounts in excess of FDIC insured limits.

8.	Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties.  As of June 30, 2010, we had acquired six assisted-living facilities and formed five wholly owned taxable REIT subsidiaries, or TRSs. The properties will be operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties. The TRSs are wholly owned subsidiaries of Master TRS.

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

Our Master TRS was formed in 2009 and recorded a net taxable loss of $94,000 for the year ended December 31, 2009.  At that time, we could not predict with certainty that it was more likely than not that the benefit from such net operating loss would be realized. Accordingly, we provided a valuation allowance in the full amount of the deferred tax asset associated with such loss. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.  During the first two quarters of 2010, our TRS reported net taxable income of approximately $139,000.  Based on the weight of available evidence, including cumulative losses in the past year and the start-up activity of the new property acquisitions,  we concluded that we would make an adjustment to the valuation allowance which would reduce our provision for income taxes.

9.	Payable to Related Parties

Payable to related parties at June 30, 2010 and December 31, 2009 consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees incurred to our Advisor and PCC.

10.	Notes Payable

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

As of June 30, 2010 and December 31, 2009, the first mortgage loan had a balance of approximately $10.0 million.

The Oaks Bradenton

On May 1, 2009, in connection with the acquisition of The Oaks Bradenton, we entered into two loan agreements totaling $2.76 million with an unaffiliated financial institution. Both loans mature on May 1, 2014 with no option to extend.  The $2.4 million loan bears interest at a fixed rate of 6.25% per annum and the $360,000 bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin.  We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums.  Monthly payments for the first twelve months of the loan are interest only.  Beginning the thirteenth month, monthly payments will include interest and principal based on a 25-year amortization period. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of June 30, 2010, we were in compliance with these financial covenants.

As of June 30, 2010 and December 31, 2009, the fixed rate loan agreement had a balance of approximately $2.4 million and the variable rate loan agreement had a balance of $360,000.

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

As of June 30, 2010 and December 31, 2009, this loan had a balance of approximately $7.4 million and $7.5 million, respectively.

Rome LTACH Project

On January 12, 2010, in connection with our investment in this development joint venture, the joint venture entered a construction loan upto $12.75 million construction loan with an unaffiliated financial institution.  The loan will mature on December 18, 2012, subject to two one-year extension options, which are dependent on meeting certain financial covenants.  The loan bears a variable interest rate with a spread of 300 basis points over one-month LIBOR with a floor of 6.15%.   Monthly payments for the first twenty four months will be interest-only.  Monthly payments beginning the twenty-fifth month will include interest and principal based on a 25-year amortization period.

As of June 30, 2010, the construction loan had a balance of $515,000. The construction loan is secured by the development project.

Oakleaf Village

On April 30, 2010, through wholly-owned indirect subsidiaries, we acquired an 80% interest in a joint venture entity that owns a portfolio of two assisted living facilities located in South Carolina. Oakleaf Village at Lexington and Oakleaf Village at Greenville (together, “Oakleaf Village”) have a total of 180 units, of which 132 are dedicated to assisted-living and 48 are committed to memory care.   Royal Senior Care, LLC, an unaffiliated company that currently owns both properties, will be our joint venture partner in the $27.0 million transaction.

We acquired our interest in the Oakleaf Village Joint Venture subject to existing indebtedness encumbering the Oakleaf Village properties.  On April 30, 2010, two wholly-owned subsidiaries of the joint venture entered into an Amended and Restated Loan Agreement with an unaffiliated financial institution for a loan in the aggregate amount of $18 million secured by security interests in the Oakleaf Village property (the “Senior Loan”).  The aggregate amount of the Senior Loan was composed of a restatement date balance of $12.9 million outstanding with respect to a prior $13.5 million loan (the “Initial Loan”), and an additional amount of $5.1 million disbursed on the loan restatement date (the “Restatement Date Loan”). The Senior Loan will mature on April 30, 2015.

The Restatement Date Loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3 month LIBOR rate, determined as set forth in the loan agreement (the “Contract Rate”). The outstanding balance of the Initial Loan bears interest at a rate of 6.62% per annum until January 2011 and thereafter at the Contract Rate. From June 1, 2010 through the maturity date payments on the Restatement Date Loan are due monthly and consist of accrued interest at the Contract Rate, plus principal amortization payments based upon a 30 year amortization schedule. From June 1, 2010 through January 10, 2011, payments on the Initial Loan are due monthly and consist of accrued interest at 6.62% per annum, plus principal amortization payments based upon a 25 year amortization schedule, thereafter through maturity, payments on the Initial loan are due monthly and consist of accrued interest at the Contract Rate, plus principal amortization payments based upon a 30-year amortization schedule.

As of June 30, 2010, this loan had a balance of approximately $18.0 million.

The principal payments due on our notes payable for July 1, 2010 to December 31, 2010 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2010 to December 31, 2010	$302,000
2011	558,000
2012	1,101,000
2013	628,000
2014	3,215,000
2015 and thereafter	32,834,000

Interest Expense and Deferred Financing Cost

The following table sets forth our gross interest expense and deferred financing cost amortization for the three and six months ended June 30, 2010 and 2009. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross interest expense and deferred financing cost amortization	$578,000	$276,000	$948,000	$467,000
Capitalized interest expense and deferred financing cost amortization	(32,000)	—	(65,000)	—

Interest Expense	$546,000	$276,000	$883,000	$467,000

In connection with our notes payable, we had incurred financing costs totaling approximately $988,000 and $339,000, as of June 30, 2010 and December 31, 2009, respectively.

11.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of June 30, 2010, including distributions reinvested, we had issued approximately 8.2 million shares of common stock for total gross proceeds of approximately $82.1 million.   As of December 31, 2009, including distributions reinvested, we had issued approximately 5.0 million shares of common stock for a total of approximately $50.0 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  As of June 30, 2010 and December 31, 2009, approximately 213,000 and 99,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the six months ended June 30, 2010 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2009 (1)	$116,000	$122,000	$238,000
Second quarter 2009 (1)	$170,000	$190,000	$360,000

First quarter 2010	$525,000	$506,000	$1,031,000
Second quarter 2010	$696,000	$665,000	$1,361,000

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

During this offering and each of the first seven years following the closing of this offering, (i) we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment plan in the prior calendar year, and (ii) we may not, except to repurchase the shares of a deceased stockholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.  Beginning seven years after termination of this primary offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we will modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.

During the six months ended June 30, 2010 and 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2010	7,425	$9.55
February 2010	2,784	$9.93
March 2010	—	$—
April 2010	—	$—
May 2010	10,000	$9.00
June 2010	3,500	$8.99
	23,709

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2009	—	$—
February 2009	—	$—
March 2009	—	$—
April 2009	—	$—
May 2009	—	$—
June 2009	17,245	$9.99
17,245

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

12.	Related Party Transactions

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

Organizational and Offering Costs.  Organizational and offering costs of the Offering paid by the Advisor on our behalf and are being reimbursed to the Advisor from the proceeds of the Offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of June 30, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.6 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.7 million of offering costs which reduce net proceeds of our offering.  As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.3 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.2 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds, and the balance will be paid at the time we acquire a property.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended June 30, 2010 and 2009, the Advisor earned approximately $0.5 million and $0.2 million in acquisition fees, respectively. For the six months ended June 30, 2010 and 2009, the Advisor earned approximately $0.9 million and $0.5 million in acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf.  These fees and expenses are in addition to management fees that we expect to pay to third party property managers.  For the three months ended June 30, 2010 and 2009, the Advisor was reimbursed approximately $139,000 and $54,000 of management fees, respectively, which were expensed.  For the three months ended June 30, 2010 and 2009, the Advisor incurred $70,000 and $0, respectively, of such direct and indirect costs and expenses on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.  For the six months ended June 30, 2010 and 2009, the Advisor was reimbursed approximately $250,000 and $91,000 of management fees, respectively, which were expensed.  For the six months ended June 30, 2010 and 2009, the Advisor incurred $124,000 and $0, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended June 30, 2010 and 2009, approximately $281,000 and $127,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.  For the six months ended June 30, 2010 and 2009, approximately $486,000 and $253,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. Commencing four fiscal quarters after the acquisition of our first real estate asset, our advisor must reimburse us the amount by which our total operating expenses for the four quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offering. For the three months ended June 30, 2010 and 2009, our dealer manager earned sales commission and dealer manager fee of approximately $1.7 million and $0.8 million, respectively.  For the six months ended June 30, 2010 and 2009, our dealer manager earned sales commission and dealer manager fee of approximately $3.0 million and $1.3 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

13.	Commitments and Contingencies

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

14.	Business Combinations

On April 30, 2010, we completed the purchase of Oakleaf Village Portfolio. The following summary provides the preliminary allocation of the  assets acquired and liabilities assumed for Oakleaf Village Portfolio as of the dates of acquisition. We have accounted for the acquisition of Oakleaf Village Portfolio as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of Oakleaf Village Portfolio were recorded as of the acquisition date, at their respective fair values, and consolidated in our condensed consolidated financial statements. The break-down of the purchase price of Oakleaf Village Portfolio is as follows:

	Six Months Ended
	June 30,
	2010	2009

Land	$3,121,000	$4,646,000
Buildings & improvements	20,058,000	16,604,000
Site improvements	499,000	201,000
Furniture & fixtures	515,000	384,000
In place lease value	1,658,000	2,025,000
Tenant relationship	219,000	118,000
Other assets	-	295,000
Loan assumed at property acquisition	(12,902,000)	-
Security deposits and other liabilities	-	(249,000)
Assets contributed by noncontrolling interest	(1,735,000)	-
Goodwill	930,000	769,000
Real estate acquisition	$12,363,000	$24,793,000

Acquisition expenses	$306,000	$382,000

On January 22, 2009, we completed the purchase of Caruth Haven Court, on May 1, 2009, we completed the purchase of The Oaks Bradenton, and on April 30, 2010 we completed the purchase of Oakleaf Village. The following unaudited pro forma information for the three and six months ended June 30, 2009 has been prepared to reflect the incremental effect of the acquisitions as if such transactions had occurred on January 1, 2009.  As these acquisitions are assumed to have been made on January 1, 2009, the shares raised during our offering needed to purchase the properties are assumed to have been sold and outstanding as of January 1, 2009 for purposes of calculating per share data.

The Company recorded revenues of $1.4 million for the three and six months ended June 30, 2010 related to the Oakleaf Village Portfolio acquisition. The Company recorded net income of $0.5 million for the three and six months ended June 30, 2010 related to the Oakleaf Village Portfolio acquisition.

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Revenues	$4,652,000	$4,141,000	$9,438,000		$8,633,000
Net loss attributable to common stockholders	$(1,635,000)	$(1,357,000)	$(2,569,000)		$(2,831,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.18)	$(0.36)	$(0.31)	$	$(0.81)

15.	Subsequent Events

Global Rehab Inpatient Rehab Facility

On July 19, 2010, through a wholly-owned subsidiary, we entered into a definitive purchase and sale agreement (the “Agreement”) in connection with the acquisition of the Global Rehab Inpatient Rehab Facility (the “Facility”), located in Dallas, TX from The Cirrus Group, a non-related party, for a purchase price of approximately $15.0 million.  Except with respect to specific contingencies, we do not have the right to terminate the agreement without penalty.

The 40,000 square foot, 42 bed Facility was constructed in 2008 and is master-leased until 2024 to GlobalRehab LP through February 2024, with two additional five year renewal options.  The Facility is GlobalRehab’s second Inpatient Rehabilitation Facility (“IRF”) and currently has approximately 30 physician partner owners and over 150 physicians on staff actively referring patients.

Carriage Court of Hilliard

On July 20, 2010, through a wholly-owned subsidiary, we entered into a definitive purchase and sale agreement in connection with the acquisition of Carriage Court of Hilliard (the “Carriage Court”), located in Hilliard, OH from an affiliate of Wilkinson Real Estate,  a non-related party, for an approximate purchase price of  $17.5 million.  Except with respect to specific contingencies, we do not have the right to terminate the agreement without seller’s consent.

Carriage Court is an assisted living facility with a total of 102 units, including 64 assisted living units and 38 memory care units,  in an approximately 70,000 square feet building that was constructed  in 1998.   The property is located in Columbus, Ohio, in the western suburb of Hilliard.  Columbus is the state capital of Ohio and the state’s third largest city, with over 2,000,000 residents.

Terrace at Mountain Creek

Also on July 20, 2010, through a wholly-owned subsidiary, we entered into a definitive purchase and sale agreement in connection with the acquisition of Terrace at Mountain Creek, located in Chattanooga, TN from an affiliate of Wilkinson Real Estate, a non-related party, for an approximate purchase price of $8.5 million. Except with respect to specific contingencies, we do not have the right to terminate the agreement without seller’s consent.

The Terrace at Mountain Creek  is an assisted living facility consisting of 116 units, including 42 independent living units, 61 assisted living units and 13 memory care units, in an approximately 110,000 square foot building that was constructed in 1995.  The property is located near Signal Mountain, just west across the Tennessee River from downtown Chattanooga, Tennessee.

Although most contingencies have been satisfied and we expect to complete the acquisitions of the facility, Carriage Court and Terrace at Mountain Creek in accordance with the terms of the respective agreements, we can provide no assurance that the remaining contingencies will be satisfied or that events will not arise that could prevent us from acquiring any or all of these properties.

Sale of Shares of Common Stock

As of August 13, 2010, we had raised approximately $87.8 million through the issuance of approximately 8.8 million shares of our common stock under our Offering, excluding, approximately 266,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 105,000 shares redeemed pursuant to our stock repurchase program.

Filing of Registration Statement Related to Follow-on Offering

On July 7, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  Pursuant to the registration statement, we propose to register up to 44,000,000 shares of common stock in a primary offering for $10.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 11,000,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a share of our common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.  This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.   Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise publicly any forward–looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to invest the net proceeds from the Offering primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.  As of June 30, 2010, we raised approximately $80.1 million of gross proceeds from the sale of approximately 8.0 million shares of our common stock.

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

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also experienced deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults have risen, while demand for commercial real estate space is contracting, resulting a highly competitive leasing environment, downward pressure on both occupancy and rental rates, and an increase in leasing incentives. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses.

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

Despite the economic conditions discussed above the demand for health care services is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.4 trillion in 2015 or 17.7% of gross domestic product (“GDP”), up from $2 trillion or 15.7% of GDP in 2005. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 76.6% through 2030. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a senior housing facility.

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

Results of Operations

We began accepting subscriptions for shares under our initial public offering on June 20, 2008.   We purchased our first property in January 2009.  Our second property was acquired in May 2009.  The third and fourth properties were acquired at the end of December 2009.  In January 2010, we acquired a 75% interest in a joint venture formed to develop a long term acute care hospital.  In April 2010, we acquired an 80% interest in a joint venture formed to own two assisted-living properties.  Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire.  During the six months ended June 30, 2010, we owned six real estate properties and have one development project under construction.  During the six months ended June 30, 2009, we owned two properties.  Accordingly, the results of our operations for the three and six months ended 2010 and 2009 are not directly comparable.

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenues increased to $4.1 million from $1.6 million for the comparable 2009 period.  The increase is primarily due to approximately $1.6 million in revenues related to the additional properties acquired during the fourth quarter of 2009 and second quarter of 2010 and approximately $0.4 million in increased revenue from the existing properties as a result of higher occupancy.

Property operating and maintenance expenses increased to $2.6 million from $1.3 million for the comparable 2009 period. The increase is primarily due to the additional properties acquired in the fourth quarter of 2009 and second quarter of 2010.

General and administrative expenses increased to $0.6 million from $0.3 million for the comparable 2009 period. The increase is primarily due to an increase in reimbursements to the Advisor for direct and indirect costs of providing administrative and management services and higher professional fees, including audit, tax and legal fees,  all of which are increases resulting from the higher level of investment and asset management activities in 2010.

Asset management fees increased to $0.1 million from $54,000 for the comparable 2009 period. The increase is due primarily to fees earned from the additional properties acquired during the fourth quarter of 2009 and second quarter of 2010.

Real estate acquisition costs increased to $0.9 million from $0.3 million for the comparable 2009 period. The increase is due primarily to increased equity raised in our public offering and acquisition activity in the second quarter of 2010.

Depreciation and amortization increased to $0.9 million from $0.4 million for the comparable 2009 period. The increase is due primarily to the additional properties acquired in the fourth quarter of 2009 and second quarter of 2010.

Interest expense increased to $0.5 million from $0.3 million for the comparable 2009 period. The increase is due primarily to the amortization of debt financing fees and higher debt outstanding associated with one property acquired in the fourth quarter of 2009 and two properties acquired in the second quarter of 2010.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

We owned six properties and one development project during the six months ended June 30, 2010 and two properties during the six months ended June 30, 2009.

Revenues increased to $7.1 million from $2.7 million for the comparable 2009 period.  The increase is primarily due to approximately $3.0 million in revenues related to the additional properties acquired during the fourth quarter of 2009 and second quarter of 2010 and approximately $1.4 million in increased revenue from the existing properties as a result of higher occupancy.

Property operating and maintenance expenses increased to $4.5 million from $2.2 million for the comparable 2009 period. The increase is primarily due to an increase in reimbursements to the Advisor for direct and indirect costs of providing administrative and management services for the additional properties acquired in the fourth quarter of 2009 and second quarter of 2010.

General and administrative expenses increased to $1.2 million from $0.6 million for the comparable 2009 period. The increase is primarily due to an increase in reimbursements to the Advisor for direct and indirect costs of providing administrative and management services and higher accounting fees and higher board of director fees associated with increased operating activities in 2010.

Asset management fees increased to $0.3 million from $0.1 million for the comparable 2009 period. The increase is due primarily to fees earned from the additional properties acquired during the fourth quarter of 2009 and second quarter of 2010.

Real estate acquisition costs increased to $1.3 million from $0.8 million for the comparable 2009 period.  The increase is due to the fund raising and acquisition activities that occurred in the second half of 2009 and first half of 2010.

Depreciation and amortization increased to $1.6 million from $0.6 million for the comparable 2009 period. The increase is due primarily to the additional properties acquired in the fourth quarter of 2009 and second quarter of 2010.

Interest expense increased to $0.9 million from $0.5 million for the comparable period of 2009.  The increase is due primarily to the amortization of debt financing fees and higher debt outstanding associated with one property acquired in the fourth quarter of 2009 and two properties acquired in the second quarter of 2010.

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

As of June 30, 2010, we had approximately $28.7 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our Offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of June 30, 2010, the Advisor had incurred approximately $3.7 million in organization and offering expenses on our behalf, including approximately $0.1 million of organizational costs that have been expensed.  Of this amount, we have reimbursed $3.1 million to the Advisor.  The Advisor may advance us money for these organization and offering expenses or may pay these expenses on our behalf.  The Advisor does not charge us interest on these advances.  We will repay these advances and reimburse the Advisor for expenses paid on our behalf using the gross proceeds of our Offering, but in no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our Primary Offering. At June 30, 2010, organization and offering costs reimbursed to the Advisor are approximately 3.7% of the gross proceeds of our Primary Offering.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our Offering.

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

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the six months ended June 30, 2010, cash distributions to stockholders were paid from net proceeds raised from our Offering.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital at the discretion of our board of directors.

Financial markets have been experiencing unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets.   Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses to further evaluate our operating performance. We believe that MFFO is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance.

Our calculations of FFO and MFFO for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(1,626,000)	$(958,000)	$(2,569,000)	$(2,076,000)
Adjustments:
Net loss attributable to noncontrolling interests	82,000	24,000	78,000	34,000
Depreciation and amortization	930,000	351,000	1,570,000	552,000
Funds from operations (FFO) (1)	$(614,000)	$(583,000)	$(921,000)	$(1,490,000)

Add back: Real estate acquisition costs	881,000	344,000	1,339,000	849,000
Modified funds from operation (MFFO) (1)	$267,000	$(239,000)	$418,000	$(641,000)

Weighted average shares outstanding	7,099,586	1,838,828	5,959,909	1,432,557
Modified funds from operation per weighted common shares outstanding	$0.04	$(0.13)	$0.07	$(0.45)

(1)	Reported amounts are attributable to our common stockholders

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

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations	FFO	MFFO
First quarter 2009	$116,000	$122,000	$238,000	$(601,000)	$(907,000)	$(402,000)
Second quarter 2009	$170,000	$190,000	$360,000	$(461,000)	$(583,000)	$(239,000)

First quarter 2010	$525,000	$506,000	$1,031,000	$48,000	$(307,000)	$151,000
Second quarter 2010	$696,000	$665,000	$1,361,000	$(597,000)	$(614,000)	$267,000

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2010, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$38,638,000	$577,000	$1,690,000	$27,026,000	$9,345,000
Interest expense related to long term debt (2)	$12,713,000	$2,360,000	$4,123,000	$3,540,000	$2,690,000
Payable to related parties (3)	$879,000	$879,000	$—	$—	$—

(1) These obligations represent six loans outstanding as of June 30, 2010:    (1) a $10.0 million first mortgage loan related to Caruth Haven Court (2) a $2.4 million mortgage loan related to The Oaks Bradenton (3) a $0.36 million certificate of deposit loan related to The Oaks Bradenton, (4) a $7.4 million mortgage loan related to Mesa Vista Inn Health Center,(5) an approximate $0.5 million construction loan related to the Rome LTACH development project, and (6) a total of $18.0 million mortgage loans related to Oakleaf Village Portfolio, which consists of a $12.9 million and a $5.1 million loan.

(2) Interest expense related to the $10.0 million first mortgage loan bears a fixed rate of 6.43% per annum calculated based on an actual over 360 schedule multiplied by the loan balances outstanding. Interest expense related to $2.4 million mortgage loan agreement bears a fixed rate of 6.25% per annum.   Monthly payments for the first twelve months are interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.  Interest expense related to the $0.36 million loan is calculated based on a variable interest rate equivalent to prevailing market certificate deposits rate of 1.45% at December 31, 2009 plus a margin of 1.5%.  Interest expense related to the $7.4 million mortgage loan is calculated based on a fixed rate of 6.50% per annum.  Interest expense related to the construction loan bears a variable interest rate with a spread of 300 basis points over one-month LIBOR with a floor of 6.15%. Monthly payments for the first twenty-four months will be interest only. Interest rate related to the $13.5 million loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3 month LIBOR rate and the interest rate related to the $5.1 million bears interest at a rate of 6.62% per annum until January 2011 and thereafter at 5.45% per annum plus the greater of 1.0% or the 3 months LIBOR rate.

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

The Oakleaf Village Portfolio loans are comprised of a $12.9 million of fixed rate portion and a $5.1 million variable rate portion.  The variable rate portion bears a variable interest rate equal to 5.45% per annum plus the greater of 1.0% or the 3-month LIBOR rate.

An increase in the variable interest rate constitutes a market risk. Based on the outstanding balance as of the date of this filing, a 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $51,000 per year.

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

Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.  The distributions paid for the four quarters ended June 30, 2010 were approximately $3.4 million. Of this amount approximately $1.7 million was reinvested through our dividend reinvestment plan and approximately $1.7 million was paid in cash to stockholders. For the four quarters ended June 30, 2010 cash flows used in operations and loss of FFO were approximately $2.4 million and $2.2 million, respectively. Accordingly, for the four quarters ended June 30, 2010, total distributions exceeded cash flows from operations and FFO for the same period. During the four quarters ended June 30, 2010, we used offering proceeds to pay cash distributions.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders.  In order to meet these tests, we may be required to forego attractive business or investment opportunities. Overall, no more than 25% of the value of our assets may consist of securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of securities that are not qualifying assets under the test requiring that 75% of a REIT’s assets consist of real estate and other related assets. Further, a taxable REIT subsidiary may not directly or indirectly operate or manage a healthcare facility. For purposes of this definition a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a service provider that is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility. Thus, compliance with the REIT requirements may limit our flexibility in executing our business plan.

We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution.  Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)
On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million was declared effective under the Securities Act of 1933. The offering has not terminated yet.  As of June 30, 2010, we had sold approximately 8.0 million shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $80.1 million.  From this amount, we incurred approximately $7.9 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $2.3 million in acquisition fees payable to the Advisor.  We had acquired six properties and one development project as of June 30, 2010.

(c)	During the six months ended June 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January	7,425	$9.55
February	2,784	$9.93
March	—	$—
April	—	$—
May	10,000	$9.00
June	3,500	$8.99
	23,709

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
10.1
Membership Interests Sales and Purchase Agreement by and between Royal Senior Care, LLC and Cornerstone Oakleaf Village, LLC, dated as of March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2010)

10.2
Amended and Restated Limited Liability Company Agreement of Royal Cornerstone South Carolina Portfolio, LLC, by and among Cornerstone Oakleaf Village, LLC, and RSC South Carolina Interests, LLC, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2010)

10.3
Amended and Restated Limited Liability Company Agreement of Royal Cornerstone South Carolina Tenant Portfolio, LLC, by and among Cornerstone Oakleaf Village TRS, LLC, and RSC South Carolina Interests, LLC, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 5, 2010)

10.4
Amended and Restated Loan Agreement among RSC Oakleaf Greenville, LLC, RSC Oakleaf Lexington, LLC and General Electric Capital Corporation, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 5, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August 2010.

CORNERSTONE HEALTHCARE PLUS REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)