Form 10-Q
period 2010-09-30
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2010-11-15
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
☐  Yes        ☒  No

As of November 12, 2010, there were 10,625,856 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding.

PART I - FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Healthcare Plus REIT, Inc.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$21,595,000	$14,900,000
Investments in real estate
Land	14,432,000	7,370,000
Buildings and improvements, net	66,726,000	30,640,000
Furniture, fixtures and equipment, net	1,477,000	1,009,000
Development costs and construction in progress	6,983,000	—
Intangible lease assets, net	5,198,000	1,869,000
	94,816,000	40,888,000

Deferred financing costs, net	877,000	228,000
Tenant and other receivables	705,000	481,000
Deferred costs and other assets	716,000	338,000
Restricted cash	2,050,000	364,000
Goodwill	2,072,000	1,141,000
Total assets	$122,831,000	$58,340,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$46,062,000	$20,260,000
Accounts payable and accrued liabilities	4,135,000	932,000
Payable to related parties	307,000	1,734,000
Prepaid rent and security deposits	993,000	911,000
Distributions payable	586,000	305,000
Total liabilities	52,083,000	24,142,000

Commitments and contingencies (Note 14)

Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 9,786,392 and 4,993,751 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	99,000	50,000
Additional paid-in capital	77,514,000	39,551,000
Accumulated deficit	(9,502,000)	(5,403,000)
Total stockholders’ equity	68,111,000	34,198,000
Noncontrolling interests	2,637,000	—
Total equity	70,748,000	34,198,000
Total liabilities and equity	$122,831,000	$58,340,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental revenues	$4,061,000	$1,431,000	$9,871,000	$3,462,000
Other property income	894,000	458,000	2,197,000	1,127,000
	4,955,000	1,889,000	12,068,000	4,589,000
Expenses:
Property operating and maintenance	3,133,000	1,499,000	7,635,000	3,691,000
General and administrative	756,000	211,000	1,907,000	839,000
Asset management fees	203,000	60,000	452,000	151,000
Real estate acquisition costs	653,000	252,000	1,992,000	1,101,000
Depreciation and amortization	1,183,000	406,000	2,753,000	958,000
	5,928,000	2,428,000	14,739,000	6,740,000
Loss from operations	(973,000)	(539,000)	(2,671,000)	(2,151,000)

Other income (expense):
Interest income	4,000	3,000	16,000	6,000
Interest expense	(679,000)	(293,000)	(1,562,000)	(760,000)
Net loss	(1,648,000)	(829,000)	(4,217,000)	(2,905,000)
Less: Net loss attributable to noncontrolling interests	(40,000)	(8,000)	(118,000)	(42,000)
Net loss attributable to common stockholders	$(1,608,000)	$(821,000)	$(4,099,000)	$(2,863,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.18)	$(0.30)	$(0.63)	$(1.70)

Weighted average number of common shares	8,782,378	2,775,594	6,523,893	1,682,899

Distribution declared, per common share	$0.19	$0.19	$0.56	$0.56

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	4,887,728	49,000	48,731,000	—	48,780,000	—	48,780,000
Redeemed shares	(95,087)	—	(928,000)	—	(928,000)	—	(928,000)
Noncontrolling interest contribution	—	—	—	—	—	2,766,000	2,766,000
Offering costs	—	—	(5,757,000)	—	(5,757,000)	—	(5,757,000)
Distributions	—	—	(4,083,000)	—	(4,083,000)	(11,000)	(4,094,000)
Net loss	—	—	—	(4,099,000)	(4,099,000)	(118,000)	(4,217,000)
Balance – September 30, 2010	9,786,392	$99,000	$77,514,000	$(9,502,000)	$68,111,000	$2,637,000	$70,748,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance - December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000
Issuance of common stock	2,557,511	25,000	25,522,000	—	25,547,000	—	25,547,000
Redeemed shares	(17,245)	—	(172,000)	—	(172,000)	—	(172,000)
Offering costs	—	—	(2,861,000)	—	(2,861,000)	—	(2,861,000)
Distributions	—	—	(1,148,000)	—	(1,148,000)	(11,000)	(1,159,000)
Net loss	—	—	—	(2,863,000)	(2,863,000)	(42,000)	(2,905,000)
Balance – September 30, 2009	3,598,518	$36,000	$27,938,000	$(4,102,000)	$23,872,000	$(53,000)	$23,819,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,217,000)	$(2,905,000)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Amortization of deferred financing costs	51,000	76,000
Depreciation and amortization	2,753,000	958,000
Straight-line rent amortization	(247,000)	—
Change in operating assets and liabilities:
Tenant and other receivables	23,000	119,000
Deferred costs and other assets	106,000	36,000
Restricted cash	(834,000)	—
Prepaid rent and security deposits	83,000	122,000
Payable to related parties	(216,000)	(126,000)
Accounts payable and accrued liabilities	2,385,000	337,000
Net cash used in operating activities	(113,000)	(1,383,000)

Cash flows from investing activities:
Real estate acquisitions	(35,489,000)	(24,793,000)
Additions to real estate	(116,000)	(79,000)
Increase to restricted cash	(754,000)	(360,000)
Development of real estate	(7,287,000)	—
Escrow deposits	(50,000)	386,000
Net cash used in investing activities	(43,696,000)	(24,846,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	46,915,000	25,036,000
Redeemed shares	(928,000)	(172,000)
Proceeds from note payable to related party	—	14,000,000
Repayment of notes payable	(282,000)	—
Proceeds from notes payable	13,182,000	2,760,000
Offering costs	(6,887,000)	(3,556,000)
Deferred financing costs	(432,000)	(102,000)
Noncontrolling interest contribution	886,000	—
Distributions paid to stockholders	(1,939,000)	(480,000)
Distributions paid to noncontrolling interests	(11,000)	(11,000)
Net cash provided by financing activities	50,504,000	37,475,000
Net increase in cash and cash equivalents	6,695,000	11,246,000
Cash and cash equivalents - beginning of period	14,900,000	7,449,000
Cash and cash equivalents - end of period	$21,595,000	$18,695,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,309,000	$670,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$586,000	$208,000
Distribution reinvested	$1,865,000	$521,000
Loan assumed at property acquisition	$12,902,000	$—
Accrued offering costs	$232,000	$101,000
Assets contributed by noncontrolling interest	$1,880,000	$—
Accrued liabilities assumed at acquisition	$737,000	—
Accrued real estate addition	$—	$5,000
Capitalized interest	$97,000	—
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006.  At September 30, 2010, we owned approximately a 99.8% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.2% limited partnership interest.  In addition, the Advisor owned approximately a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

For federal income tax purposes, we have elected to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2008.  REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT.  Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies.  Master TRS and the REIT have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts with unaffiliated management companies, the unaffiliated management companies will have direct control of the daily operations of these assisted-living properties.

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

As of September 30, 2010, we had sold a total of approximately 9.6 million shares of our common stock for aggregate gross proceeds of approximately $95.9 million. We intend to use the net proceeds of the Offering to invest in real estate including healthcare, multi-tenant industrial, net-leased retail properties and other real estate investments where we believe there are opportunities to enhance cash flow and value.

On July 7, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering.  Pursuant to the registration statement, we propose to register up to 44,000,000 shares of common stock in a primary offering for $10.00 per share, with discounts available to certain categories of purchasers. We will also register approximately 11,000,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a share of our common stock.  We expect to commence our follow-on offering during the first quarter of 2011.  We intend to cease offering shares of common stock in our Offering upon the earlier February 6, 2011 or the date the registration statement relating to our proposed follow-on offering, is declared effective by the SEC.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Our consolidated financial statements include any variable interest entities (“VIEs”) in which we are deemed the primary beneficiary. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Revenue Recognition

Revenue is recorded in accordance with ASC 840-10, Leases, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”).  Revenue is recognized when four basic criteria are met: (i) persuasive evidence of an arrangement, (ii) the rendering of service, (iii) fixed and determinable income and (iv) reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.  Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. We recognize resident fees and services, other than move-in fees, monthly as services are provided. Move-in fees, a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents in our assisted-living facilities generally have a term of one year and are cancelable by the resident with 30 days’ notice. Our revenues are comprised largely of rental income and other income collected from tenants.

Income Tax

As part of the process of preparing our condensed consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal and state tax authorities, (ii) our ability to qualify as a REIT and (iii) changes in tax laws.

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties.  As of September 30, 2010, we had acquired six assisted-living facilities and formed five wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as TRSs. TRSs are subject to both federal and state income taxes. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

Restricted Cash

Restricted cash represents cash held in interest bearing accounts and amounts related to impound reserve accounts for property taxes and insurance as required under the terms of the mortgage loan agreements.  Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows to operating or investing activities accordingly.

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

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of September 30, 2010 and December 31, 2009, the fair value of notes payable was approximately $47.8 million and $20.1 million, respectively, compared to the carrying value of approximately $46.1 million and $20.3 million, respectively.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures).  ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements.  The guidance requires new disclosures regarding the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010.

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

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, Consolidation, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are VIEs and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a VIE involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements. Please refer to Note 5. Variable Interest Entities.

4.	Investment in Real Estate

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	Debt	September 30, 2010 % Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,930,000	90.11%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	$4,500,000	$2,748,000	98.80%
GreenTree at Westwood	Columbus, IN	12/30/09	50,249	$5,150,000	$—	96.36%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	$13,000,000	$7,386,000	(1)
Rome LTACH Project (2)	Rome, GA	01/12/10	—	$(2)	$2,384,000	(2)
Oakleaf Village Portfolio					$17,914,000
Oakleaf Village at – Lexington	Lexington, SC	04/30/10	67,000	$14,512,000	$—	84.44%
Oakleaf Village at – Greenville	Greer, SC	04/30/10	65,000	$12,488,000	$—	70.00%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,000	$14,800,000	$—	(1)
Terrace at Mountain Creek	Chattanooga, TN	09/03/10	109,643	$8,500,000	$5,700,000	90.50%

(1)	Mesa Vista Inn Health Center and Global Rehab Inpatient Rehab Facility are 100% net-leased to single tenants
(2)	Refer to Note 5 for further discussion

As of September 30, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Buildings and improvements	Site improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$66,730,000	$1,301,000	$1,751,000	$7,736,000
Accumulated depreciation and amortization	(1,256,000)	(49,000)	(274,000)	(2,538,000)
Net	$65,474,000	$1,252,000	$1,477,000	$5,198,000

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

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the three months ended September 30, 2010 and 2009 was approximately $477,000 and $130,000, respectively.  Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the nine months ended September 30, 2010 and 2009 was approximately $1,108,000 and $338,000, respectively.

Amortization associated with the intangible assets for the three months ended September 30, 2010 and 2009 was $706,000 and $276,000, respectively.  Amortization associated with the intangible assets for the nine months ended September 30, 2010 and 2009 was $1,643,000 and $619,000, respectively.

Estimated amortization for October 1, 2010 through December 31, 2010 and each of the subsequent years is as follows:

Intangible assets
October 2010 – December 2010	$706,000
2011	$2,036,000
2012	$424,000
2013	$175,000
2014	$175,000
2015 and thereafter	$1,682,000

The estimated useful lives for intangible assets range from approximately one to 14 years. As of September 30, 2010, the weighted-average amortization period for intangible assets was 5.7 years.

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

Following are two joint ventures that are deemed VIEs and for which we are the primary beneficiary:

Rome LTACH Project

On January 12, 2010, we contributed $2.7 million to acquire a 75% equity interest in the Rome LTACH Project, which was formed to develop a long-term acute hospital in Rome, Georgia with a projected development cost of $16.3 million. This property is currently under development as of September 30, 2010 and the estimated completion date for the project is March 31, 2011. As of September 30, 2010, we recorded approximately $7.0 million of development costs and construction in progress and $2.4 million for a construction loan related to this joint venture. See Note 10 for further details regarding the construction loan. Under the operating agreement of Rome LTACH Project, we may be required to fund additional capital contributions as deemed necessary in order to fund additional construction costs.

Oakleaf Village Portfolio

On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”).  The Oakleaf Joint Venture was designed to own and operate two assisted living properties located in Lexington and Greenville, South Carolina.  As of September 30, 2010, total assets were approximately $27.2 million, which includes approximately $25.3 million of real estate assets and total liabilities were approximately $18.0 million, which includes an approximately $17.9 million of secured mortgage debt. See Note 10 for further details regarding the mortgage debt.  The operations of this VIE are funded with cash flows generated from the properties. We may be required to fund additional capital contributions, which consist primarily of funding any capital expenditures, which are deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.

6.	Allowance for Doubtful Accounts

As of September 30, 2010 and December 31, 2009, no allowance for doubtful accounts was recorded.

7.	Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.  As of September 30, 2010 we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution. In addition, we evaluate tenants in connection with the acquisition of a property.

As of September 30, 2010, we owned three properties in Texas, which accounted for 54.9% of our total revenues for the nine months ended September 30, 2010 and two properties in South Carolina, which accounted for 22.9% of our total revenues for the nine months ended September 30, 2010. Total revenues are based on contractual base rent from leases in effect as of September 30, 2010 and other income derived from services provided to tenants.  Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of September 30, 2010, approximately 28.3%, 21.9%, 16.3%, and 13.8% of our properties, based on the gross book value of real estate investments, were managed or operated by Royal Senior Care, 12 Oaks Management, Global Rehab, LP, and PM Management Babcock respectively.

As of September 30, 2010, approximately 12% of our properties, based on our total rental revenues for the nine months ended September 30, 2010, were leased to PM Management Babcock. PM Management Babcock is a triple-net lease tenant and is a significant source of our revenues. Its financial condition and ability and willingness to satisfy its obligations under its lease and other agreements with us, as well as its willingness to renew its lease upon expiration of the terms thereof, have a considerable impact on our results of operations and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that PM Management Babcock will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT. We also cannot assure you that PM Management Babcock will elect to renew its lease with us upon expiration of the initial base terms or any renewal terms thereof.

8.	Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of September 30, 2010, we had acquired six assisted-living facilities and formed five wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties will be operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Our Master TRS was formed in 2009 and recorded a net taxable loss of $94,000 for the year ended December 31, 2009.  At that time, we could not predict with certainty that it was more likely than not that the benefit from such net operating loss would be realized. Accordingly, we provided a valuation allowance in the full amount of the deferred tax asset associated with such loss. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.  During the first three quarters of 2010, our TRS reported net taxable income of approximately $238,000.  Based on a projected net taxable income for the year, the TRS expensed approximately $60,000 in the third quarter of 2010.

9.	Segment Reporting

As of September 30, 2010, we determined that we are operating through two reportable business segments: senior living operations and triple-net leased properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third parties to manage the operations.  Our triple-net leased properties segment consists of acquiring and owning healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

We evaluate performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenue less property operating and maintenance expenses. There are no intersegment sales or transfers.

The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2010 and 2009, and the consolidated financial position as of September 30, 2010 and December 31, 2009:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Senior living operations	Triple-net leased properties	Consolidated	Senior living operations	Triple-net leased properties	Consolidated

Total revenues	$4,265,000	$690,000	$4,955,000	$1,889,000	—	$1,889,000
Property operating and maintenance	3,062,000	71,000	3,133,000	1,499,000	—	1,499,000
Net operating income	$1,203,000	$619,000	$1,822,000	$390,000	—	$390,000

General and administrative			756,000			211,000
Asset management fees			203,000			60,000
Real estate acquisition costs			653,000			252,000
Depreciation and amortization			1,183,000			406,000
Interest income			(4,000)			(3,000)
Interest expense			679,000			293,000
Net loss attributable to common stockholders			(40,000)			(8,000)
Net loss			$(1,608,000)			$(821,000)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Senior living operations	Triple-net leased properties	Consolidated	Senior living operations	Triple-net leased properties	Consolidated

Total revenues	$10,404,000	$1,664,000	$12,068,000	$4,589,000	—	$4,589,000
Property operating and maintenance	7,483,000	152,000	7,635,000	3,691,000	—	3,691,000
Net operating income	$2,921,000	$1,512,000	$4,433,000	$898,000	—	$898,000

General and administrative			1,907,000			839,000
Asset management fees			452,000			151,000
Real estate acquisition costs			1,992,000			1,101,000
Depreciation and amortization			2,753,000			958,000
Interest income			(16,000)			(6,000)
Interest expense			1,562,000			760,000
Net loss attributable to common stockholders			(118,000)			(42,000)
Net loss			$(4,099,000)			$(2,863,000)

	September 30, 2010	December 31, 2009
Assets
Senior living operations:
Total investment in real estate	$60,428,000	$27,888,000
Triple-net leased facilities
Total investment in real estate	34,388,000	13,000,000
Total reportable segments	94,816,000	40,888,000
Reconciliation to consolidated assets:
Cash and cash equivalents	21,595,000	14,900,000
Deferred financing costs, net	877,000	228,000
Tenant and other receivables, net	705,000	481,000
Deferred costs and other assets	716,000	338,000
Restricted cash	2,050,000	364,000
Goodwill	2,072,000	1,141,000
Total assets	$122,831,000	$58,340,000

As of September 30, 2010 and December 31, 2009, goodwill had a balance of approximately $2.1 million and $1.1 million, respectively. The increase of approximately $1.0 million is due to the acquisition of Oakleaf Village acquired on April 30, 2010. All goodwill was derived from senior living operations as of December 31, 2009 and September 30, 2010.

10.	Payable to Related Parties

Payable to related parties at September 30, 2010 and December 31, 2009 consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees payable to our Advisor and PCC.

11.	Notes Payable

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

The $10.0 million first mortgage loan, with an unaffiliated financial institution, has a 10-year term, maturing on December 16, 2019 and bears interest at a fixed rate of 6.43% per annum, with fixed monthly payments of approximately $63,000 based on a 30-year amortization schedule.  The loan is secured by a deed of trust on Caruth Haven Court, and by an assignment of the leases and rents payable to the borrower.

As of September 30, 2010 and December 31, 2009, the first mortgage loan had a balance of approximately $9.9 million and $10.0 million, respectively.

The Oaks Bradenton

On May 1, 2009, in connection with the acquisition of The Oaks Bradenton, we entered into two loan agreements totaling $2.76 million with an unaffiliated financial institution. Both loans mature on May 1, 2014 with no option to extend.  The $2.4 million loan bears interest at a fixed rate of 6.25% per annum and the $360,000 bears interest at a variable rate equivalent to prevailing market certificate deposits rate plus a 1.5% margin.  We may repay the loan, in whole or in part, on or before May 1, 2014, subject to prepayment premiums.  Monthly payments for the first twelve months of the loan are interest only.  Beginning the thirteenth month, monthly payments include interest and principal based on a 25-year amortization period. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of September 30, 2010, we were in compliance with these financial covenants.

As of September 30, 2010 and December 31, 2009, the fixed rate loan agreement had a balance of approximately $2.4 million and the variable rate loan agreement had a balance of $360,000.

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

As of September 30, 2010 and December 31, 2009, this loan had a balance of approximately $7.4 million and $7.5 million, respectively.

Rome LTACH Project

On January 12, 2010, in connection with our investment in this development joint venture, the joint venture entered into a construction loan for up to $12.75 million with an unaffiliated financial institution.  The loan will mature on December 18, 2012, subject to two one-year extension options, which are dependent on meeting certain financial covenants.  The loan bears a variable interest rate with a spread of 300 basis points over one-month LIBOR with a floor of 6.15%. Monthly payments for the first twenty four months will be interest-only.  Monthly payments beginning the twenty-fifth month will include interest and principal based on a 25-year amortization period.

As of September 30, 2010, the construction loan had a balance of $2.4 million. The construction loan is secured by the development project.

Oakleaf Village

On April 30, 2010, through wholly-owned indirect subsidiaries, we acquired an 80% interest in a joint venture entity that owns a portfolio of two assisted living facilities located in South Carolina. Oakleaf Village at Lexington and Oakleaf Village at Greenville (together, “Oakleaf Village”) have a total of 180 units, of which 132 are dedicated to assisted-living and 48 are committed to memory care.   Royal Senior Care, LLC, an unaffiliated company, is our joint venture partner in the $27.0 million transaction.

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

The Restatement Date Loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3 month LIBOR rate, determined as set forth in the loan agreement (the “Contract Rate”). The outstanding balance of the Initial Loan bears interest at a rate of 6.62% per annum until January 2011 and thereafter at the Contract Rate. From June 1, 2010 through the maturity date payments on the Restatement Date Loan are due monthly and consist of accrued interest at the Contract Rate, plus principal amortization payments based upon a 30 year amortization schedule. From June 1, 2010 through January 10, 2011, payments on the Initial Loan are due monthly and consist of accrued interest at 6.62% per annum, plus principal amortization payments based upon a 25 year amortization schedule.  From January 10, 2011 through maturity, payments on the Initial loan are due monthly and consist of accrued interest at the Contract Rate, plus principal amortization payments based upon a 30-year amortization schedule. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios and project yield ratio. As of September 30, 2010, we were in compliance with these financial covenants.

As of September 30, 2010, this loan had a balance of approximately $17.9 million.

Terrace at Mountain Creek

On September 30, 2010 in connection with the acquisition of Terrace at Mountain Creek, we entered into a loan agreement totaling $5.7 million with an unaffiliated financial institution. The $5.7 million loan bears interest at a floating rate equal to 3.5% over 90-day LIBOR, subject to a minimum effective interest rate of 5.5% per annum. We may repay the loan, in whole or in part, after September 31, 2011, subject to an exit fee payment.  Monthly payments for the first twenty four months of the loan are interest only.  Beginning the twenty fifth month, monthly payments will include interest and principal based on a 25-year amortization period. The loan agreement contains various covenants including financial covenants with respect to debt service coverage ratios, fixed charge coverage ratio and tenant rent coverage ratio.  As of September 30, 2010, we were in compliance with these financial covenants.

As of September 30, 2010, this loan had a balance of approximately $5.7 million.

The principal payments due on our notes payable for October 1, 2010 to December 31, 2010 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2010 to December 31, 2010	$153,000
2011	$557,000
2012	$2,987,000
2013	$6,310,000
2014	$3,220,000
2015 and thereafter	$32,835,000

Interest Expense and Deferred Financing Cost

The following table sets forth our gross interest expense and deferred financing cost amortization for the three and nine months ended September 30, 2010 and 2009. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross interest expense and deferred financing cost amortization	$721,000	$293,000	$1,669,000	$760,000
Capitalized interest expense and deferred financing cost amortization	(42,000)	—	(107,000)	—
Interest Expense	$679,000	$293,000	$1,562,000	$760,000

In connection with our notes payable, we had incurred financing costs totaling approximately $1,136,000 and $339,000, as of September 30, 2010 and December 31, 2009, respectively.

12.	Stockholders’ Equity

Common Stock

Our articles of incorporation authorize the issuance of 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01.  As of September 30, 2010, including distributions reinvested, we had issued approximately 9.8 million shares of common stock for total gross proceeds of approximately $98.7 million.   As of December 31, 2009, including distributions reinvested, we had issued approximately 5.0 million shares of common stock for a total of approximately $50.0 million of gross proceeds.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock.  We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.  The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share.  As of September 30, 2010 and December 31, 2009, approximately 295,000 and 99,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared during the nine months ended September 30, 2010 and 2009:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2009 (1)	$116,000	$122,000	$238,000
Second quarter 2009 (1)	$170,000	$190,000	$360,000
Third quarter 2009 (1)	$266,000	$284,000	$550,000

First quarter 2010	$525,000	$506,000	$1,031,000
Second quarter 2010	$696,000	$665,000	$1,361,000
Third quarter 2010	$857,000	$834,000	$1,691,000

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

Stock Repurchase Program

We have adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death.  Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the numbers of years the shares are held.  Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares.  Our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the redemption price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the redemption price for our shares of stock, or suspend or terminate our stock repurchase program.

During our initial public offering and each of the first seven years following the closing of our initial public offering, (i) we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment plan in the prior calendar year, and (ii) we may not, except to repurchase the shares of a deceased stockholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.  Beginning seven years after termination of our initial public offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we intend to modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.

During the nine months ended September 30, 2010 and 2009, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2010	7,425	$9.55
February 2010	2,784	$9.93
March 2010	—	$—
April 2010	—	$—
May 2010	10,000	$9.00
June 2010	3,500	$8.99
July 2010	58,504	$9.99
August 2010	4,196	$9.74
September 2010	8,678	$9.56
	95,087

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

January 2009	—	$—
February 2009	—	$—
March 2009	—	$—
April 2009	—	$—
May 2009	—	$—
June 2009	17,245	$9.99
July 2009	—	$—
August 2009	—	$—
September 2009	—	$—
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

13.	Related Party Transactions

The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the directives of our board of directors. We have an advisory agreement with the Advisor and a dealer manager agreement with PCC which entitle the Advisor and PCC to specified fees upon the provision of certain services with regard to the offerings and investment of funds in real estate projects, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.

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

Organizational and Offering Costs.  Organizational and offering costs of the offerings paid by the Advisor on our behalf and are being reimbursed to the Advisor from the proceeds of the offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.  At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the Primary Offering. As of September 30, 2010, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.4 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $4.3 million of offering costs which reduce net proceeds of our offering.  Of this amount, $4.0 million reduced the net proceeds of our initial public offering and $0.3 million reduced the net proceeds of our follow-on offering. As of December 31, 2009, the Advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.3 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.2 million of offering costs which reduce net proceeds of our offering.

Acquisition Fees and Expenses.  The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments.  A portion of the acquisition fees will be paid upon receipt of the offering proceeds, and the balance will be paid at the time we acquire a property.  However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments.   In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired.  For the three months ended September 30, 2010 and 2009, the Advisor earned approximately $0.5 million and $0.2 million in acquisition fees, respectively. For the nine months ended September 30, 2010 and 2009, the Advisor earned approximately $1.4 million and $0.7 million in acquisition fees, respectively.

Management Fees.  The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP.  In addition, we reimburse the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf.  These fees and expenses are in addition to management fees that we pay to third party property managers.  For the three months ended September 30, 2010 and 2009, the Advisor was reimbursed approximately $203,000 and $60,000 of management fees, respectively. For the three months ended September 30, 2010 and 2009, the Advisor incurred $103,000 and $0, respectively, direct and indirect costs and expenses on our behalf, which are reimbursed to the Advisor and included in general and administrative expenses in the condensed consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, the Advisor was reimbursed approximately $452,000 and $151,000 of management fees, respectively. For the nine months ended September 30, 2010 and 2009, the Advisor incurred $227,000 and $0, respectively, of such direct and indirect costs and expenses incurred on our behalf, which are included in general and administrative expenses in the condensed consolidated statement of operations.

Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us.  For the three months ended September 30, 2010 and 2009, approximately $335,000 and $102,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, approximately $821,000 and $355,000 of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statement of operations. The Advisor must pay or reimburse us the amount by which our aggregate annual operating expenses exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. Commencing four fiscal quarters after the acquisition of our first real estate asset, our advisor must reimburse us the amount by which our total operating expenses for the four quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

Dealer Manager Agreement

PCC, as dealer manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering.  PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from the Offering. For the three months ended September 30, 2010 and 2009, our dealer manager earned sales commission and dealer manager fee of approximately $1.6 million and $1.2 million, respectively.  For the nine months ended September 30, 2010 and 2009, our dealer manager earned sales commission and dealer manager fee of approximately $4.6 million and $2.5 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

14.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial statements.

Environmental Matters

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

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business.  In the opinion of management, these matters are not expected to have a material impact on our condensed consolidated financial position, cash flows and results of operations.

15.	Business Combinations

On April 30, 2010, we completed the purchase of Oakleaf Village Portfolio, on August 19, 2010, we completed the purchase of Global Rehab Inpatient Rehab Facility, and on September 3, 2010, we completed the purchase of Terrace at Mountain Creek. The following summary provides the preliminary allocation of the assets acquired and liabilities assumed as of the dates of acquisition. We have accounted for all 2010 acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquisitions were recorded as of the acquisition date, at their respective fair values, and consolidated in our condensed consolidated financial statements. The break-down of the purchase prices of our 2010 acquisitions are as follows:

The breakdown of the purchase price for the nine months ended September 30, 2010 is as follows:

	Oakleaf Village	Global Rehab Inpatient Rehab Facility	Terrace at Mountain Creek		Total
Land	$3,121,000	$2,061,000	$1,880,000		$7,062,000
Buildings & improvements	20,058,000	10,025,000	5,901,000		35,984,000
Site improvements	499,000	218,000	169,000		886,000
Furniture & fixtures	515,000	-	160,000		675,000
Intangible assets	1,657,000	2,446,000	650,000		4,753,000

Other assets	-	-	498,000	(1)	498,000
Tenant relationship	219,000	-	-		219,000
Note payable	(12,902,000)	-	-		(12,902,000)
Security deposits and other liabilities	-	-	(737,000)	(2)	(737,000)
Assets contributed by noncontrolling interest	(1,880,000)	-	-		(1,880,000)
Goodwill	931,000	-	-		931,000
Real estate acquisitions	$12,218,000	$14,750,000	$8,521,000		$35,489,000

Acquisition Expenses	$366,000	$73,000	$155,000		$594,000

(1)	This relates to a deposit made to a business that we will own pending on obtaining the licenses.
(2)	The acquisition of Terrace at Mountain Creek includes a $1.0 million earn-out provision, which is valued at $666,000.

On January 22, 2009, we completed the purchase of Caruth Haven Court. On May 1, 2009, we completed the purchase of The Oaks Bradenton.

The breakdown of the purchase price for the nine months ended September 30, 2009 is as follows:

	Caruth Haven Court	The Oaks Bradenton	Total
Land	$4,256,000	$390,000	$4,646,000
Buildings & improvements	13,871,000	2,733,000	16,604,000
Site improvements	115,000	86,000	201,000
Furniture & fixtures	273,000	112,000	385,000
Intangible assets	1,370,000	773,000	2,143,000
Tenant relationships	-	-	-

Security deposits and other liabilities	(237,000)	(12,000)	(249,000)
Other assets	42,000	-	42,000
Goodwill	363,000	406,000	769,000
Real estate acquisitions	$20,053,000	$4,488,000	$24,541,000

Acquisition Expenses	$845,000	$271,000	$1,116,000

The following unaudited pro forma information for the three and nine months ended September 30, 2010 and 2009 has been prepared to reflect the incremental effect of the acquisitions purchased during the nine months ended September 30, 2010 and 2009 as if such transactions had occurred on January 1, 2009.  As these acquisitions are assumed to have been made on January 1, 2009, the shares sold pursuant to our Offering needed to purchase the properties are assumed to have been sold and outstanding as of January 1, 2009 for purposes of calculating per share data.

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Revenues	$5,620,000	$5,498,000	$12,733,000		$14,243,000
Net loss attributable to common stockholders	$(1,683,000)	$(1,142,000)	$(4,412,000)		$(3,696,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.14)	$(0.19)	$(0.42)	$	$(0.67)

The fair value of noncontrolling interest is based on the noncontrolling interest’s proportionate interest in the fair value of the acquisition less liabilities acquired and assumed.  The fair value of the acquisition was based on income approach, which includes significant inputs such as future cash flows, discount rate and exit capitalization rate.  As of the acquisition date, the fair value of the noncontrolling interest in the Oakleaf Village was approximately $1.7 million which is the total fair value consideration transferred by the noncontrolling interest.

16.	Subsequent Events

Sale of Shares of Common Stock

As of November 12, 2010, we had raised approximately $103.9 million through the issuance of approximately 10.4 million shares of our common stock under our Offering, excluding, approximately 326,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 113,000 shares redeemed pursuant to our stock repurchase program.

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:

•	changes in economic conditions generally and the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our proposed market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate.  We intend to invest the net proceeds from the offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States.

Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; and (ii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Highlights for the Nine Months Ended September 30, 2010

•
We completed four acquisitions for an aggregate purchase price of approximately $50.3 million. See Note 5. In addition, we  entered into a joint venture project in which we own a 75% interest in a long term acute care hospital development project.  As of September 30, 2010, we had recorded approximately $7.0 million of development costs and construction in progress.

•	We obtained acquisition financing in the amount of approximately $26.1 million at an average interest rate as of September 30, 2010 of 6.3%.

•
For the nine months ended September 30, 2010, our modified funds from operations, or MFFO, increased to $0.6 million from negative $0.8 million from September 30, 2009.  MFFO is a non-GAAP financial measure. For a reconciliation of MFFO to net income (loss), see “Funds from Operations and Modified Funds from Operations.”

•
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

Status of Our Offering

•
As of November 12, 2010, we had raised approximately $103.9 million through the issuance of approximately 10.4 million shares of our common stock under our Offering, excluding, approximately 326,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 113,000 shares redeemed pursuant to our stock repurchase program.

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

Despite the economic conditions discussed above the demand for health care services is projected to continue to grow for the foreseeable future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.4 trillion in 2015 or 17.7% of gross domestic product (“GDP”),up from $2 trillion or 15.7% of GDP in 2005. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 76.6% through 2030. Most health care services are provided within a health care facility such as a hospital, hospital facilities such as a long term acute care or inpatient rehabilitation facility, a skilled nursing facility, a physician’s office or a senior housing facility.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC.  Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Our consolidated financial statements include any variable interest entities (“VIEs”) in which we are deemed the primary beneficiary. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our Annual Report for the year ended December 31, 2009.

Recent Developments Regarding Government Regulation

Healthcare Legislation

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, along with a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The passage of the Affordable Care Act has resulted in comprehensive reform legislation which is expected to expand health care coverage to millions of currently uninsured people beginning in 2014. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.

The Affordable Care Act, among other things, reduces the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities will be subject to a rate adjustment in the market basket increase, beginning in fiscal year 2012, to reflect improvements in productivity. The Affordable Care Act also extends for two years the long-term acute care hospital payment policy changes provided by the Medicare, Medicaid, and SCHIP Extension Act of 2007 and delays the implementation of the RUG-IV classification model for skilled nursing facilities until fiscal year 2012.

We are currently analyzing the financial implications of the Affordable Care Act on the operators of our properties. We cannot assure you that existing or future healthcare reform legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, or on their ability to satisfy their obligations to us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

On May 4, 2010, the Centers for Medicare & Medicaid Services (“CMS”) published its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the proposed rule, the LTAC PPS standard federal payment rate would decrease by 0.1% in fiscal year 2011, reflecting a 2.4% increase in the market basket index, less a 2.5% adjustment to account for an increase in case-mix in fiscal year 2008 and 2009 that CMS attributes to changes in documentation and coding practices, rather than patient severity. However, due to the timing of the proposed rule in relation to the passage of the Affordable Care Act, the proposed rule did not reflect statutory changes made by that legislation. Accordingly, on June 2, 2010, CMS published a supplement to the May 4, 2010 proposed rule to address certain provisions of the Affordable Care Act. Among other things, the supplemental proposed rule updates the increase in the market basket index for fiscal year 2011 to 1.9%, reflecting the 50 basis point reduction required by the Affordable Care Act. Despite the decrease in the LTAC PPS standard federal payment rate, CMS estimates that net payments to long-term acute care hospitals under the supplemental proposed rule would increase by approximately $13 million, or 0.3%, in fiscal year 2011 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments.

This rule is a proposed rule and is not final. The proposed rule also does not reflect additional statutory changes made by the Affordable Care Act. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals.

We cannot assure you that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Skilled Nursing Facilities

On June 25, 2010, CMS placed on public display its proposed Medicare Physician Fee Schedule rule for the 2011 calendar year. Under the proposed rule, reimbursement rates for outpatient therapy under Part B, including therapy provided in skilled nursing facilities, would be reduced by approximately 10% (net of a recent 2.2% rate increase enacted as part of other legislation).

On July 16, 2010, CMS placed on public display its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the proposed rule, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.3% increase in the market basket index for the 2011 fiscal year. The proposed rule also provides a 0.6% adjustment due to an overestimated increase in the market basket index for the 2009 fiscal year. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the adjustment under the proposed rule would increase by approximately $542 million, or 1.7%, in fiscal year 2011.

The proposed rule includes other provisions, such as the introduction of concurrent therapy, changes to the look-back period and modification of the implementation schedule for the RUG-IV classification model, that may additionally affect net payments to skilled nursing facilities.

These rules are proposed rules and are not final. We are currently analyzing the financial implications of these proposed rules on the operators of our skilled nursing facilities.

Results of Operations

As of September 30, 2010, we operated through two reportable business segments:  senior living operations and triple-net leased properties. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States for which we engage independent third parties to manage the operations.  Our triple-net leased properties segment consists of investing in skilled nursing and  hospital facilities in the United States and leasing those properties to healthcare operating companies under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008.   We purchased our first property in January 2009.  Our second property was acquired in May 2009.  The third and fourth properties were acquired at the end of December 2009.  In January 2010, we acquired a 75% interest in a joint venture formed to develop a long term acute care hospital.  In April 2010, we acquired an 80% interest in a joint venture formed to own two assisted-living properties.  We purchased our eighth and ninth properties in August 2010 and September 2010, respectively.  Operating results in future periods will depend on the results of the operation of the real estate properties that we acquire.  As of September 30, 2010, we owned six assisted livings properties, which had been aggregated to the senior living operations operating segment. In addition, as of September 30, 2010, we owned two triple-net leased healthcare real estate properties and one development project, which had been aggregated to the triple-net leased operating segment.  As of September 30, 2009, we owned two assisted living properties.  Accordingly, the results of our operations for the three and nine months ended 2010 and 2009 are not directly comparable.

The table below shows the results of operations by segment for the three months ended September 30, 2010 and 2009 and the dollar and percentage changes in those results from period to period. Revenue and expenses related to properties owned at September 30, 2009 (existing properties) and properties acquired since September 30, 2009 (acquisitions):

Comparison of the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$1,203,000	$390,000	$813,000	208
Triple-net leased properties	619,000	-	619,000	N/A
Total portfolio net operating income	$1,822,000	$390,000	$1,432,000	367

Reconciliation to net loss:
Net operating income, as defined (1)	$1,822,000	$390,000	$1,432,000	367
Unallocated (expenses) income:
General and administrative expenses	(756,000)	(211,000)	545,000	258
Asset management fees	(203,000)	(60,000)	143,000	238
Real estate acquisitions costs	(653,000)	(252,000)	401,000	159
Depreciation and amortization	(1,183,000	(406,000)	777,000	191
Interest income	4,000	3,000	1,000	33
Interest expense	(679,000)	(293,000)	386,000	132

Net loss	$(1,648,000)	$(829,000)	$819,000	99

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses.

Senior Living Operations

Net operating income for senior living operations is defined as total revenue less property operating and maintenance expenses.  Total revenue includes rental revenue and resident fees and service income.  Property operating and maintenance includes expenses such as labor, food, utilities, marketing, management and other property operating costs.  Net operating income increased to $1,203,000 from $390,000 for the three months ended September 30, 2010 compared to the comparable period.  The increase is primarily due to new acquisitions completed during the nine months ended September 30, 2010.

Triple-Net Leased Properties

Net operating income for triple-net leased properties is defined as total revenue less property operating and maintenance expenses.  Total revenue includes rental revenue and expense reimbursements from tenants.  Property operating and maintenance includes expenses such as insurance and property taxes that tenants are required to pay on our behalf.  Such expenses had been included in our total revenue as tenant reimbursements. Net operating income increased to $619,000 from $0 for the three months ended September 30, 2010 compared to the comparable period.  The increase is due to new acquisitions completed during the nine months ended September 30, 2010.

Unallocated (expenses)income

General and administrative expenses increased to $756,000 from $211,000 for the comparable 2009 period. The increase is primarily due to an increase in reimbursements to the Advisor for direct and indirect costs of providing administrative and management services and higher professional fees, including audit, tax and legal fees, all of which are increases resulting from the higher level of investment and asset management activities in 2010.

Asset management fees increased to $203,000 from $60,000 for the comparable 2009 period. The increase is due primarily to fees earned from the additional properties acquired during the fourth quarter of 2009 and nine months ended September 30, 2010.

Real estate acquisition costs increased to $653,000 from $252,000 million for the comparable 2009 period. The increase is due primarily to increased equity raised in our public offering and acquisition activity in the nine months ended September 30, 2010.

Depreciation and amortization increased to $1,183,000 from $406,000 for the comparable 2009 period. The increase is due primarily to the additional properties acquired in the fourth quarter of 2009 and nine months ended September 30, 2010.

Interest expense increased to $679,000 from $293,000 for the comparable 2009 period. The increase is due primarily to the amortization of debt financing fees and higher debt outstanding associated with one property acquired in the fourth quarter of 2009 and two properties acquired in the second quarter of 2010.

Comparison of the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$2,921,000	$898,000	$2,023,000	225
Triple-net leased properties	1,512,000	-	1,512,000	N/A
Total portfolio net operating income	$4,433,000	$898,000	$3,535,000	394

Reconciliation to net loss:
Net operating income, as defined (1)	$4,433,000	$898,000	$3,535,000	394
Unallocated (expenses) income:
General and administrative expenses	(1,907,000)	(839,000)	1,068,000	127
Asset management fees	(452,000)	(151,000)	301,000	199
Real estate acquisitions costs	(1,992,000)	(1,101,000)	891,000	81
Depreciation and amortization	(2,753,000)	(958,000)	1,795,000	187
Interest income	16,000	6,000	10,000	167
Interest expense	(1,562,000)	(760,000)	802,000	106

Net loss	$(4,217,000)	$(2,905,000)	$1,312,000	45

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses.

Senior Living Operations

Net operating income for senior living operations is defined as total revenue less property operating and maintenance expenses.  Total revenue includes rental revenue and resident fees and service income.  Property operating and maintenance includes expenses such as labor, food, utilities, marketing, management and other property operating costs.  Net operating income increased to $2,921,000 from $898,000 for the three months ended September 30, 2010 compared to the comparable period.  The increase is primarily due to new acquisitions completed during the nine months ended September 30, 2010.

Triple-Net Leased Properties

Net operating income for triple-net leased properties is defined as total revenue less property operating and maintenance expenses.  Total revenue includes rental revenue and expense reimbursements from tenants.  Property operating and maintenance includes expenses such as insurance and property taxes that tenants are required to pay on our behalf. Such expenses had been included in our total revenue as tenant reimbursements. Net operating income increased to $1,512,000 from $0 for the three months ended September 30, 2010 compared to the comparable period.  The increase is due to new acquisitions completed during the nine months ended September 30, 2010.

Unallocated (expenses)income

General and administrative expenses increased to $1,907,000 from $839,000 for the comparable 2009 period. The increase is primarily due to an increase in reimbursements to the Advisor for direct and indirect costs of providing administrative and management services and higher professional fees, including audit, tax and legal fees, all of which are increases resulting from the higher level of investment and asset management activities in 2010.

Asset management fees increased to $452,000 from $151,000 for the comparable 2009 period. The increase is due primarily to fees earned from the additional properties acquired during the fourth quarter of 2009 and nine months ended September 30, 2010.

Real estate acquisition costs increased to $1,992,000 from $1,101,000 million for the comparable 2009 period. The increase is due primarily to increased equity raised in our public offering and acquisition activity in the nine months ended September 30, 2010.

Depreciation and amortization increased to $2,753,000 from $958,000 for the comparable 2009 period. The increase is due primarily to the additional properties acquired in the fourth quarter of 2009 and nine months ended September 30, 2010.

Interest expense increased to $1,562,000 from $760,000 for the comparable 2009 period. The increase is due primarily to the amortization of debt financing fees and higher debt outstanding associated with one property acquired in the fourth quarter of 2009 and two properties acquired in the second quarter of 2010.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO acquisition expenses to further evaluate our operating performance. We believe that MFFO, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. In evaluating investments in real estate, management differentiates costs to acquire the investment from the operations derived from the investment; therefore, based on these economic considerations management believes that by excluding acquisition expenses in its evaluation of our operating performance MFFO provides information that is consistent with management’s analysis of the investing and operating performance of our properties.  We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss under GAAP. As such, we believe MFFO, in addition to net loss and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and provides our investors useful information to evaluate our ongoing operating performance consistent with management’s analysis of the same.

MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Additionally, please note the following limitation associated with the use of MFFO as compared to net income (loss):

•
MFFO excludes real estate acquisition expenses.  Although these amounts reduce net income, we exclude them from MFFO because we believe doing so more appropriately presents the operating performance of our real estate investments on a comparative basis.

Our calculations of FFO and MFFO for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,648,000)	$(829,000)	$(4,217,000)	$(2,905,000)
Adjustments:
Net loss attributable to noncontrolling interests	40,000	8,000	118,000	42,000
Depreciation and amortization	1,183,000	406,000	2,753,000	958,000
Funds from operations (FFO) (1)	$(425,000)	$(415,000)	$(1,346,000)	$(1,905,000)

Add back: Real estate acquisition costs	653,000	252,000	1,992,000	1,101,000
Modified funds from operation (MFFO) (1)	$228,000	$(163,000)	$646,000	$(804,000)

Weighted average shares outstanding	8,782,378	2,775,594	6,523,893	1,682,899
Modified funds from operation per weighted common shares outstanding	$0.02	$(0.06)	$0.09	$(0.48)

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

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations	FFO	MFFO
First quarter 2009	$116,000	$122,000	$238,000	$(601,000)	$(907,000)	$(402,000)
Second quarter 2009	$170,000	$190,000	$360,000	$(461,000)	$(583,000)	$(239,000)
Third quarter 2009	$266,000	$284,000	$550,000	$(321,000)	$(415,000)	$(163,000)

First quarter 2010	$525,000	$506,000	$1,031,000	$48,000	$(307,000)	$151,000
Second quarter 2010	$696,000	$665,000	$1,361,000	$(597,000)	$(614,000)	$267,000
Third quarter 2010	$857,000	$834,000	$1,691,000	$436,000	$(425,000)	$228,000

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

As of September 30, 2010, we had approximately $21.6 million in cash and cash equivalents on hand.  Our liquidity will increase as additional subscriptions for shares are accepted in our Offering and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties.

As of September 30, 2010, the Advisor had incurred approximately $4.4 million in organization and offering expenses on our behalf, including approximately $0.1 million of organizational costs that have been expensed.  Of this amount, we have reimbursed $4.2 million to the Advisor.  The Advisor may advance us money for these organization and offering expenses or may pay these expenses on our behalf.  The Advisor does not charge us interest on these advances.  We will repay these advances and reimburse the Advisor for expenses paid on our behalf using the gross proceeds of our Offering, but in no event will we have any obligation to reimburse the Advisor for these costs totaling in excess of 3.5% of the gross proceeds from our Primary Offering. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed this 3.5% limitation at the conclusion of our Primary Offering. At September 30, 2010, organization and offering costs reimbursed to the Advisor are approximately 4.3% of the gross proceeds of our Primary Offering.  In addition, the Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our Offering.

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

Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow.  For the nine months ended September 30, 2010, cash distributions to stockholders were paid from net proceeds raised from our Offering.

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

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2010, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$46,062,000	$568,000	$3,677,000	$32,506,000	$9,311,000
Interest expense related to long term debt (2)	$13,029,000	$2,548,000	$4,732,000	$3,212,000	$2,537,000
Payable to related parties (3)	$307,000	$307,000	$—	$—	$—

(1) These obligations represent seven loans outstanding as of September 30, 2010:    (1) a $9.9 million first mortgage loan related to Caruth Haven Court (2) a $2.4 million mortgage loan related to The Oaks Bradenton (3) a $0.36 million certificate of deposit loan related to The Oaks Bradenton, (4) a $7.4 million mortgage loan related to Mesa Vista Inn Health Center,(5) an approximate $2.4 million construction loan related to the Rome LTACH development project (6) a total of $17.9 million mortgage loans related to Oakleaf Village Portfolio, which consists of a $12.8 million and a $5.1 million loan, and (7) a $5.7 million mortgage loan related to Chattanooga ALF.

(2) Interest expense related to the $9.9 million first mortgage loan bears a fixed rate of 6.43% per annum calculated based on an actual over 360 schedule multiplied by the loan balances outstanding. Interest expense related to $2.4 million mortgage loan agreement bears a fixed rate of 6.25% per annum.   Monthly payments for the first twelve months are interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.  Interest expense related to the $0.36 million loan is calculated based on a variable interest rate equivalent to prevailing market certificate deposits rate of 1.45% at December 31, 2009 plus a margin of 1.5%.  Interest expense related to the $7.4 million mortgage loan is calculated based on a fixed rate of 6.50% per annum.  Interest expense related to the construction loan bears a variable interest rate with a spread of 300 basis points over one-month LIBOR with a floor of 6.15%. Monthly payments for the first twenty-four months will be interest only. Interest rate related to the $17.9 million loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3 month LIBOR rate and the interest rate related to the $5.1 million bears interest at a rate of 6.62% per annum until January 2011 and thereafter at 5.45% per annum plus the greater of 1.0% or the 3 months LIBOR rate. Interest rate related to the $5.7 million loan bears interest at a variable rate equal to 3.5% over 3-month LIBOR, subject to a minimum effective interest rate of 5.5% per annum.

(3) Payable to related parties consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations.  However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating the variable portion of our debt financing.  As of September 30, 2010, we had approximately $13.5 million of variable rate debt, the majority of which is at rate tied to the 3-month LIBOR.  A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $135,000 per year.

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

Until proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced.  The distributions paid for the four quarters ended September 30, 2010 were approximately $4.5 million. Of this amount approximately $2.2 million was reinvested through our dividend reinvestment plan and approximately $2.3 million was paid in cash to stockholders. For the four quarters ended September 30, 2010 cash flows used in operations and loss of FFO were approximately $1.7 million and $2.2 million, respectively. Accordingly, for the four quarters ended September 30, 2010, total distributions exceeded cash flows from operations and FFO for the same period. During the four quarters ended September 30, 2010, we used offering proceeds to pay cash distributions.

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

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties.  While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization.  In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.  If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization.  Alternatively, the amount of our REIT taxable income could be recalculated.

We face possible risks associated with climate change.

We cannot predict with certainty whether global warming or cooling is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. A majority of our properties are concentrated in Texas. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for senior housing  in our properties or the inability of us to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of September 30, 2010, approximately 12% of our properties, based on our total rental revenues for the nine months ended September 30, 2010, were leased to PM Management Babcock. PM Management Babcock is a triple-net leased tenant and is a significant source of our revenues. Its financial condition and ability and willingness to satisfy its obligations under its lease and other agreements with us, as well as its willingness to renew its lease upon expiration of the terms thereof, have a considerable impact on our results of operations and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that PM Management Babcock will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT. We also cannot assure you that PM Management Babcock will elect to renew its lease with us upon expiration of the initial base terms or any renewal terms thereof.

Any of our tenants may experience a downturn in its business, which may weaken such tenant’s financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, declare bankruptcy or default under their leases. In addition, current economic and market conditions increase the possibility that one or more of our tenants will become insolvent. Any tenant bankruptcy or insolvency, leasing delay, failure to make rental payments when due, or default under a lease could result in the termination of the tenant’s lease and material losses to our Company.

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property, it may seriously harm our business. In this circumstances, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that if another tenant were found, we would be able to enter into a new lease on favorable terms to us or at the same rental rates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)
On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million was declared effective under the Securities Act of 1933. The offering has not terminated yet.  As of September 30, 2010, we had sold approximately 9.6 million shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $95.9 million.  From this amount, we incurred approximately $4.6 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $2.7 million in acquisition fees payable to the Advisor. We had acquired 8 properties and one development project as of September 30, 2010.

(c)	During the three months ended September 30, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share

July	58,504	$9.99
August	4,196	$9.74
September	8,678	$9.56

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

10.1
Purchase and Sale Agreement, by and between Global Rehab Dallas, LP, a Delaware limited partnership and GR IRF I, LP, a Texas limited partnership, dated July 14, 2010 (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K dated August 19, 2010).

10.2
First Amendment to Purchase and Sale Agreement, by and between Global Rehab Dallas, LP, a Delaware limited partnership and GR IRF I, LP, a Texas limited partnership, dated July 19, 2010 (incorporated by reference to exhibit 10.2 to the Company’s current report on Form 8-K dated August 19, 2010).

10.3
Second Amendment to Purchase and Sale Agreement, by and between Global Rehab Dallas, LP, a Delaware limited partnership and GR IRF I, LP, a Texas limited partnership, dated August 17, 2010 (incorporated by reference to exhibit 10.3 to the Company’s current report on Form 8-K dated August 17, 2010).

10.4
Hospital Lease Agreement dated August 28, 2007 with GlobalRehab, LP, a Texas limited partnership, as lessee, as amended on September 18, 2007, November 9, 2007, February 19, 2009 and August 2, 2010 (incorporated by reference to exhibit 10.20 to the Post-Effective Amendment no. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-139704).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of November 2010.

CORNERSTONE HEALTHCARE PLUS REIT, INC.

By:	/s/ TERRY G. ROUSSEL
Terry G. Roussel, Chief Executive Officer

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)