Form 10-K
period 2010-12-31
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2011-03-24
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
As of June 30, 2010 (the last business day of the registrant’s second fiscal quarter), there were 8,191,386 shares of common stock held by non-affiliates of the registrant having an aggregate market value of $81,913,860.
As of March 17, 2011, there were approximately 12,711,681 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2011, into Part III of this Form 10-K to the extent stated herein.

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
ITEM 1. BUSINESS
Our Company
Cornerstone Healthcare Plus REIT, Inc., (formerly Cornerstone Growth & Income REIT, Inc.) a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Healthcare Plus REIT, Inc. and its consolidated subsidiaries, except where context otherwise requires. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes.
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
On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 upon raising gross offering proceeds of approximately $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, the Securities and Exchange Commission (“SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan.
We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for our offerings. PCC is responsible for marketing our shares being offered pursuant to the offerings. We used a majority of the net proceeds from our initial public offering to invest primarily in investment real estate in major metropolitan markets in the United States. We intend to use the net proceeds from our follow-on offering to acquire additional real estate investments. As of December 31, 2010, a total of 11.3 million shares of our common stock had been sold under our initial public offering for gross proceeds of approximately

$112.9 million, excluding approximately 0.4 million shares that were issued pursuant to our distribution reinvestment plan, reduced by approximately 0.1 million shares repurchased pursuant to our stock repurchase program.
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
We currently own two completed properties and two development properties through joint ventures and we may acquire additional properties through joint venture investments in the future. This is one of the ways we anticipate diversifying the portfolio of properties we own in terms of geographic region, property type and tenant industry group. Joint ventures will also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In determining whether to recommend a particular joint venture investment, our Advisor will evaluate the structure of the joint venture, the real property that the joint venture owns or will acquire using the same criteria for the selection of our other real estate investments.
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
Our objective is to acquire a long-term stabilized portfolio of real estate properties from the proceeds of our offering that consists of at least 50% core plus properties. We may acquire value-added and opportunistic properties. We may utilize our offering proceeds to acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions.

We intend for our investments in real estate assets to be primarily concentrated in the healthcare and in industrial and net-leased retail sectors. To date, our investments have focused in the healthcare sector.
Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities and outpatient centers. According to The National Coalition on Healthcare, by 2016 nearly $1 in every $5 in the U.S. will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. A diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid.
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
Acquisition Policies
Core Plus Properties
We expect to use a significant portion of the net proceeds from our offering to invest in “core plus” investment grade properties that are:
•	owned and operated with a low to moderate level of permanent mortgage financing;

•	of a high-quality and currently producing income;

•	located in U.S. real estate markets with barriers to entry for new competitive product;

•	leased to a diversified tenant base, though we are not restricted from investing in properties occupied by a single tenant if the property meets other key investment criteria or to a single tenant/operator for certain healthcare and net-leased retail properties; and

•	leased on terms that generally allow for annual rental increases.

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
Leases and Tenant Improvements
We expect that a portion of any tenant improvements to be funded by us for newly acquired properties will be funded from the net proceeds of the offering or through borrowings. Additionally, when a tenant or resident at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use debt financing in order to fulfill our obligations under lease agreements with new tenants.

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
Joint Ventures and Other Arrangements
We currently own two completed properties and two development properties through joint ventures and we may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. See “Conflicts of Interest.” Among other reasons, we anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, the advisor will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere in this prospectus. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than equity. Prior Cornerstone programs managed and operated by affiliates of our advisor have entered into joint ventures with institutional investors and various high-net-worth individuals. Currently, we have no commitments or agreements to acquire any additional properties or enter into any additional joint ventures and we have not established the specific terms we will require in the joint venture agreements we may enter. We will establish the terms with respect to any particular joint venture agreement on a case-by-case basis.
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
Borrowing Policies
Debt Financing
When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 40% to 60% of the cost of the asset. For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. We may exceed these debt levels on an individual property basis. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.
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
Government Regulations
We, the properties that we own, and the properties we expect to own are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Some of these laws and regulations impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.
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
Acquisition Activity
At December 31, 2010, we owned thirteen properties. All of these properties are consolidated into our accompanying consolidated financial statements and included in the properties summary as provided under “Item 2 Properties” referenced below.
We have acquired our properties to date with a combination of the proceeds from our public offering and debt incurred upon the acquisition of such properties.
As of December 31, 2010, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building. Financial Information by segment is presented in Note 12 to our accompanying consolidated financial statements, which begin on page F-1 of this Form 10-K.
Employees
We have no employees and our executive officers are all employees of our Advisor’s affiliates. Substantially all of our work is performed by employees of our Advisor’s affiliates. We are dependent on our Advisor and Pacific Cornerstone Capital, Inc., our dealer manager, for certain services that are essential to us, including the sale of shares in our ongoing public offering; the identification, evaluation, negotiation, purchase and disposition of properties; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
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
Disruptions in the capital markets during the past several years have constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values. Furthermore, the current state of the economy and the implications of future potential weakening may negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our future portfolio. The current downturn may impact our current and future tenants’ financial resources directly, reducing their ability to pay base rent, percentage rent or other charges due to us.
Liquidity in the global credit market has been and may continue to be adversely impacted by market disruptions in recent years, making it more costly to obtain acquisition financing, new lines of credit or refinance existing debt, when debt financing is available at all. We rely on debt financing to acquire our properties and we expect to continue to use debt to acquire properties and other real estate-related investments.
The occurrence of these events could have the following negative effects on us:
•	the values of our investments in commercial properties could decrease below the amounts we paid for the investments;

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	we may not be able to refinance our indebtedness or to obtain additional debt financing on attractive terms.
These factors could impair our ability to make distributions to and decrease the value of our stockholders’ investment in us.
Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.
The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing throughout 2010, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, residents and or operators and could impact their ability to pay rent to us.
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
We have a limited operating history. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on

October 16, 2006 in order to invest primarily in healthcare, industrial and net-leased retail real estate. We have acquired thirteen properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses.
Because there is no public trading market for our stock, it will be difficult for our stockholders to sell their stock. If our stockholders are able to sell their stock, it may be at a substantial discount.
There is no current public market for our stock and there is no assurance that a public market will ever exist for our stock. Our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit the ability of our stockholders to sell their stock. Our charter prevents any one person from owning more than 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of any class or series of our stock unless exempted by our board of directors. Our charter also limits the ability or our stockholders to transfer the stock to prospective stockholders unless (i) they meet suitability standards regarding income or net worth, and (ii) the transfer complies with minimum purchase requirements. We have adopted a stock repurchase program, but it is limited in terms of the number of shares of stock which may be redeemed annually. Our board of directors may also limit, suspend or terminate our stock repurchase program at any time. We have no obligations to repurchase our stockholders’ stock if redemption would violate restrictions on cash distribution under Maryland law.
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
Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, and upon the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own real estate properties and make real estate investments. Until we make real estate investments, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from this offering in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders’ investment could be reduced.

If we do not raise substantial funds in our public offerings, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.
Our ongoing follow-on public offering is being made on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our stock. The amount of proceeds we raise in the follow-on offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.
The cash distributions our stockholders receive may be less frequent or lower in amount than expected.
We currently expect to make distributions to our stockholders quarterly, if not more frequently. Historically, we have paid distributions on a monthly basis. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With no prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time, and we may need to cease distributions to stockholders.
We have, and may in the future, pay distributions from sources other than cash provided from operations.
Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended December 31, 2010 our negative cash flow from operations was approximately $3.1 million. During that period we paid distributions to investors of approximately $5.7 million, of which approximately $2.8 million was reinvested pursuant to our distribution reinvestment plan and approximately $2.9 million was paid to investors in cash from our offering proceeds.
Our investments will be concentrated in the healthcare and in the industrial and net-leased retail sectors and our business would be adversely affected by an economic downturn affecting one or more of these sectors.
We intend for our investments in real estate assets to be primarily concentrated in the healthcare, and in the industrial and net-leased retail sectors. This may expose us to the risk of economic downturns in these sectors to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.
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
Failure to comply with government regulations could adversely affect our healthcare tenants and operators.
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

The inability of our Advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of our stockholders’ investment.
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
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. To date, the fees we pay to our Advisor have been inadequate to cover its operating expenses. To cover its operational shortfalls, our Advisor has relied on cash raised in private offerings of its sole member. A FINRA inquiry concluded in December 2009, which relates to such private offerings, could adversely affect the success of such private offerings or future private capital-raising efforts. If our Advisor is unable to secure additional capital, it may become unable to meet its obligations and we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of our stockholders’ investments in us. We also rely upon Servant, which provides certain acquisition and portfolio management services on our behalf pursuant to a strategic alliance with our sponsor. An adverse change in our relationship with our sponsor could hinder our ability to obtain such services from Servant. Furthermore, to the extent that our Advisor is unable to raise adequate funds to support our organization and offering activities, our ability to raise money in this offering could be adversely affected. If we sell fewer shares in this offering, we may be unable to acquire a diversified portfolio of properties, our operating expenses may be a larger percentage of our revenue and our net income may be lower.
We are dependent on our affiliated dealer manager to raise funds in our follow-on public offering. Events that prevent our dealer manager from serving in that capacity would jeopardize the success of our offering and could reduce the value of our stockholders’ investments in us.
The success of our follow-on public offering depends to a large degree on the capital-raising efforts of our affiliated dealer manager. If we were unable to raise significant capital in our offering, our general and administrative costs would be likely to continue to represent a larger portion of our revenues than would otherwise be the case, which would likely adversely affect the value of our stockholders’ investments in us. In addition, lower offering proceeds would limit the diversification of our portfolio, which would cause the value of investments in us to be more dependent on the performance of any one of our properties. Therefore, the value of our stockholders’ investments in us could depend on the success of our offering.
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
Our Advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of our stockholders’ investment. These fees could influence our Advisor’s advice to us, as well as the judgment of the affiliates of our Advisor who serve as our officers, one of whom is also a director. Among other matters, the compensation arrangements could affect their judgment with respect to:
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
Risks Related to the Ongoing follow-on Offering and Our Corporate Structure
To the extent offering proceeds are used to pay fees to our advisor or its affiliates or to fund distributions, our investors will realize dilution and later investors may also realize a lower rate of return than investors who invest earlier in this offering.
Our advisor and its affiliates provide services for us in connection with, among other things, the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties, and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. Largely as a result of these substantial fees, we expect that for each share sold in the our primary offering, assuming we sell the maximum primary offering, no more than $8.73 will be available for investment in real estate, depending primarily upon the number of shares we sell.
In addition, we have used offering proceeds to fund distributions, and later investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incur debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.
The use of offering proceeds to pay fees to our advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2010, our net tangible book value per share was $6.05. Ignoring discounts for certain categories of purchase, shares in our primary offering are being sold at $10.00 per share.
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
Our stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, including stock issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of the options granted to our independent directors, employees of our Advisor or others, or (5) issue stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests in our operating partnership, investors purchasing stock in this offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in the offerings, and the value of our properties, investors in our follow-on offering might also experience a dilution in the book value per share of their stock.
A stockholder’s interest in us may be diluted if we acquire properties for units in our operating partnership.
Holders of units of our operating partnership will receive distributions per unit in the same amount as the distributions we pay per share to our stockholders and will generally have the right to exchange their units of our operating partnership for cash or shares of our stock (at our option). In the event we issue units in our operating partnership in exchange for properties, investors purchasing stock in the offerings will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, most notably the price per unit, which may be less than the price paid per share in the offerings, the value of our properties and the value of the properties we acquire through the issuance of units of limited partnership interests in our operating partnership, investors in this offering might also experience a dilution in the book value per share of their stock.
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
We expect to incur significant costs in maintaining adequate internal control over our financial reporting for the company and that our management will spend a significant amount of time assessing the effectiveness of our internal control over financial reporting. We do not anticipate that these costs or the amount of time our management will be required to spend will be significantly less if we sell substantially less than all of the shares we are offering.
Our stockholder’s and our rights to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.
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
If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
We may decide to internalize our management functions and, should we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. Under our advisory agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for three years from the termination of the agreement. This restriction could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment. In addition, we may incur costs defending against stockholder lawsuits initiated against us in response to our decision to internalize our management functions. Such lawsuits could result in awards of damages, payment of attorneys’ fees and substantial litigation costs, which would reduce the amount of cash available for investments and stockholder distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
As currently organized, we will not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. As of the date of this prospectus, certain personnel of our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our portfolio of investments.
Reduced occupancy level could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline
The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. In the event of tenant default or bankruptcy, or lease termination or expiration, we may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.
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
These events might subject us to liabilities in excess of those contemplated and thus reduce our stockholders’ investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

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
Delays in restructuring or liquidating non-performing real estate-related securities could reduce the return on our stockholders’ investment.
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
If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced. Liquidity in the global credit markets has been significantly contracted by market disruptions during the past two years, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited. If we are unable to invest the proceeds from this offering in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.
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
A foreign person disposing of a U.S. real property interest, including stock of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) tax, on the gain recognized on the disposition. Distributions that are attributable to gains from the disposition of US real property interests by a REIT are subject to FIRPTA tax for foreign investors as though they were engaged in a trade or business and the distribution constitutes income which is effectively connected with such a business. Such FIRPTA tax does not apply, if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
As of December 31, 2010, our portfolio consists of thirteen healthcare facilities. The following table provides summary information regarding our facilities.

			Percentage		Gross
			Equity	Date	Square		Purchase			Approximate
Property Name	Location	Property Type	Ownership	Acquired	Feet		Price		Debt	Occupancy
Senior Living Operations
Caruth Haven Court	Highland Park, Texas	Assisted- Living Facility	100%	01/22/09	74,647		$20,500,000		$9,904,000	93.4%
The Oaks Bradenton	Bradenton, Florida	Assisted- Living Facility	100%	05/01/09	18,172		4,500,000		2,738,000	100.0%
GreenTree at Westwood	Columbus, Indiana	Assisted- Living Facility	100%	12/30/09	50,249		5,150,000		—	84.5%
Oakleaf Village Portfolio			80%	04/30/10			27,000,000		17,849,000
Oakleaf Village at Lexington	Lexington, South Carolina	Assisted- Living Facility			67,000					90.0%
Oakleaf Village at Greenville	Greenville, South Carolina	Assisted- Living Facility			65,000					65.6%
Terrace at Mountain Creek	Chattanooga, Tennessee	Assisted- Living Facility	100%	09/03/10	109,643		8,500,000		5,700,000	95.2%
Carriage Court of Hilliard	Hilliard, Ohio	Assisted- Living Facility	100%	12/22/10	69,184		17,500,000		13,586,000	100.0%
River’s Edge of Yardley	Yardley, Pennsylvania	Dementia and Memory Care Facility	100%	12/22/10	26,146		4,500,000		2,500,000	94.4%
Triple Net Leased
Mesa Vista Inn Health Center	San Antonio, Texas	Skilled Nursing Facility	100%	12/31/09	55,525		13,000,000		7,336,000	100.0%
Global Rehab Inpatient Facility	Dallas, Texas	Inpatient Rehabilitation Facility	100%	08/19/10	40,000		14,800,000		7,530,000	100.0%
Rome LTACH Project (1)	Rome, Georgia	Long-Term Acute Care Hospital	75%	01/12/10	53,000	(2)	—		8,588,000	—
Littleton Specialty Rehabilitation Facility	Littleton, Colorado	Inpatient Rehabilitation Facility	90%	12/16/10	26,808	(2)	—	(3)	1,000	—
Medical Office Building
Hedgcoxe Health Plaza	Plano, Texas	Medical Office Building	100%	12/22/10	32,109		9,094,000		5,060,000	94.9%

Total					687,483		$124,544,000		$80,792,000

(1)	Development joint venture. The projected development cost was $16.3 million and we received the Certificate of Occupancy in January 2011.

(2)	Represents estimated gross square footage upon completion of development.

(3)	Development joint venture. The projected development cost is $7.3 million and is expected to be completed in the second quarter of 2012.

ITEM 3. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes. As of the date hereof, we are not a party to any pending legal proceedings.
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
During the period covered by this report, there was no established public trading market for our shares of common stock.
In order for FINRA members to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value of a share of our common stock is $10.00 per share as of December 31, 2010.
The basis for this valuation is that the current public offering price of a share of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which our stockholders could resell our stockholders’ shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. We expect to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership.
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
Our board of directors intends to waive the one-year holding period in the event of the death of a stockholder and adjust the redemption price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the redemption price for our shares of stock, or suspend or terminate our stock repurchase program. We would notify our stockholders of such developments (i) in the annual or quarterly reports or (ii) by means of a separate mailing to our stockholders, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934. During the offerings, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
During our initial public offering and each of the first seven years following the closing of the offering, we do not intend to redeem more than the lesser of (i) the number of shares that could be redeemed using the proceeds from our reinvestment plan in the prior calendar year, and or (ii) 5% of the number of shares outstanding at the end of the prior calendar year.
During the twelve months ended December 31, 2010, we redeemed shares pursuant to our stock repurchase program as follows:

			Approximate Dollar Value of Shares
	Total Number of	Average Price Paid	Available That May Yet Be
Period	Shares Redeemed(1)	per Share	Redeemed Under the Program (1)
January	7,425	$9.55	$808,000
February	2,784	$9.93	$780,000
March	—	$—	$780,000
April	—	$—	$780,000
May	10,000	$9.00	$690,000
June	3,500	$8.99	$659,000
July	58,504	$9.99	$74,000
August	4,196	$9.74	$33,000
September	8,678	$9.56	$—
October	—	$—	$—
November	—	$—	$—
December	—	$—	$—

	95,087

(1)	As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years these shares were held. During this offering and each of the first seven years following the closing of this offering, (i) we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment program in the prior calendar year, and (ii) we may not, except to repurchase the shares of a deceased shareholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year. Beginning seven years after termination of this primary offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we will modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.
During the year ended December 31, 2010, we redeemed an aggregate of 95,087 shares of common stock for approximately $928,000 ($9.76 per share). During the year ended December 31, 2010, we received requests to repurchase a total of 88,571 shares pursuant to the program. Stock redemption requests related to 3,692 shares were not fulfilled because such shares were not eligible for redemption under the terms of the program. We have funded and intend to continue funding share redemptions with proceeds from our initial public offering.

One of the limitations of our stock repurchase program is that during any calendar year we may redeem only the number of shares that we can purchase with the amount of the net proceeds from the issuance of shares under the distribution reinvestment plan during the prior calendar year. During the year ended December 31, 2009, we issued shares under our distribution reinvestment plan for gross offering proceeds of approximately $0.9 million, and, therefore, our redemptions in 2010 were limited to the shares that we could purchase with this amount.
Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the redemption price for our shares of stock, or suspend or terminate our stock repurchase program.
Stockholders
As of March 17, 2011, we had approximately 12.7 million shares of common stock outstanding held by approximately 3,562 stockholders of record.
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
During the years ended December 31, 2010 and 2009, we paid distributions, including any distributions reinvested, aggregating approximately $5.7 million and $1.7 million, respectively to our stockholders. From October 16, 2006 (date of inception) to December 31, 2010, distribution declared was approximately $8.3 million. Since inception, we had experienced a cumulative negative cash flow from operation of approximately $7.4 million.
The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2009 through December 31, 2010, aggregated by quarter as follows:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2009	$116,000	$122,000	$238,000	$(601,000)
Second quarter 2009	170,000	190,000	360,000	(461,000)
Third quarter 2009	266,000	284,000	550,000	(321,000)
Fourth quarter 2009	414,000	401,000	815,000	(1,540,000)

	$966,000	$997,000	$1,963,000	$(2,923,000)

First quarter 2010	$525,000	$506,000	$1,031,000	$48,000
Second quarter 2010	696,000	665,000	1,361,000	(597,000)
Third quarter 2010	857,000	834,000	1,691,000	436,000
Fourth quarter 2010	1,017,000	1,011,000	2,028,000	(2,981,000)

	$3,095,000	$3,016,000	$6,111,000	$(3,094,000)

Since our inception in 2006, we have paid aggregate distributions of approximately $7.5 million. Of this amount approximately $3.7 million has been reinvested through our dividend reinvestment plan and approximately $3.8 million has been paid in cash to stockholders. For the corresponding period our aggregate cash flow used in operating activities was approximately $7.4 million. Accordingly, from our inception to date, our total distributions have exceeded our cash flows from operations. Currently, we make cash distributions to our stockholders from capital at an annualized rate of 7.5%, based on a $10.00 per share purchase price. These distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

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
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Form 10-K.
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
We ceased offering shares of common stock in our initial public offering on February 3, 2011 prior to the sale of all shares registered. As of December 31, 2010, we had sold approximately 11.3 million shares of common stock, excluding sales under our distribution reinvestment plan, raising gross proceeds of approximately $112.9 million. In addition, as of December 31, 2010, we have issued approximately 0.4 million shares under our distribution reinvestment plan. From inception to December 31, 2010, we incurred approximately $11.0 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.6 million in acquisition fees payable to our Advisor. We used approximately $54.0 million of the net offering proceeds to acquire properties as of December 31, 2010.
As of December 31, 2010, our Advisor had incurred approximately $4.6 million in organization and offering expenses, including approximately $0.1 million of organizational costs that has been expensed. Of this amount, we have reimbursed $4.6 million to our Advisor. Our Advisor may advance us money for these organization and offering expenses or pays these expenses on our behalf. Our Advisor does not charge us interest on these advances. At times during our offering stage, before the maximum amount of gross proceeds has been raised, the amount of organization and offering expenses that we incur, or that our advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised. However, our advisor has agreed to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. Our Advisor will pay all of our organization and offering expenses described above that are in excess of this 3.5% limitation. At December 31, 2010, organization and offering costs reimbursed to our Advisor are approximately 3.6% of the gross proceeds of our initial public offering. In addition, our Advisor will pay all of our organization and offering expenses that, when combined with the sales commissions and dealer manager fees that we incur exceed 13.5% of the gross proceeds from our offering.
On July 7, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering. We subsequently amended the registration statement on November 29, 2010, January 13, 2011 and January 27, 2011. Pursuant to the registration statement, as amended, we registered up to 44,000,000 shares of common stock in a primary offering for $10.00 per share, with discounts available to certain categories of purchasers. We also registered approximately 11,000,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. On February 4, 2011, the SEC declared our follow-on offering effective and we commenced our follow-on offering.
Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans required for this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA
The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

					October 16
					(date of inception to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006)
Balance Sheet Data:
Total assets	$170,356,000	$58,340,000	$7,972,000	$158,000	$201,000
Investments in real estate, net	$128,868,000	$40,888,000	$—	$—	$—
Notes payable	$80,792,000	$20,260,000	$—	$—	$—
Stockholders’ equity (deficit)	$82,764,000	$34,198,000	$5,369,000	$(5,000)	$201,000

					October 16
					(date of inception to
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006)
Operating Data:
Revenues	$17,822,000	$6,661,000	$—	$—	$—
Property operating and maintenance	$11,133,000	$5,172,000	$—	$—	$—
General and administrative expense	$2,396,000	$1,100,000	$875,000	$209,000	$—
Net loss	$(6,471,000)	$(4,149,000)	$(1,227,000)	$(206,000)	$—
Noncontrolling interest	$(152,000)	$15,000	$(121,000)	$(73,000)	$—
Net loss attributable to common stockholders	$(6,319,000)	$(4,164,000)	$(1,106,000)	$(133,000)	$—
Net loss per common share attributable to common stockholders, basic and diluted (1)	$(0.89)	$(2.08)	$(12.90)	$(1,330.00)	$—
Dividends declared	$6,111,000	$1,963,000	$185,000	$—	$—
Dividends per common share (2)	$0.75	$0.75	$0.29	$—	$—
Weighted average number of shares outstanding (1):
Basic and diluted	7,090,146	1,999,747	85,743	100	100

Other Data:
Cash flows used in operating activities	$(3,094,000)	$(2,923,000)	$(1,270,000)	$(116,000)	$—
Cash flows used in investing activities	$(66,844,000)	$(34,348,000)	$(385,000)	$—	$—
Cash flows provided by financing activities	$84,857,000	$44,722,000	$9,019,000	$—	$201,000

(1)	Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.

(2)	Dividend per common share for 2008 is calculated based on days outstanding during the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also “Special Note about Forward Looking Statements” preceding Item 1 of this report.
Overview
We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest the net proceeds from our offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States. As of December 31, 2010, we raised approximately $112.9 million of gross proceeds from the sale of approximately 11.3 million shares of our common stock in our initial public offering, and we had acquired thirteen real estate properties.
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
Highlights for the Twelve Months Ended December 31, 2010
•	We acquired interests in nine properties during 2010 as follows:
✓ Three wholly-owned assisted living facilities;

✓ An 80% interest in two assisted living facilities owned through a joint venture;

✓ A 75% interest in a long term acute care hospital and a 90% interest in a specialty rehabilitation facility, both owned through joint ventures and both development properties;

✓ An inpatient rehabilitation facility;

✓ A medical office building.
•	We obtained acquisition financing of approximately $61.0 million at an average interest rate of approximately 6.0% as of December 31, 2010.

•	We entered into an agreement with KeyBank National Association for a $25.0 million credit facility at an interest rate equal to the one-month LIBOR plus a margin of 400 basis points, with a floor margin of 200 basis points. This loan may be increased in the future in incremental amounts of at least $25.0 million at our request, subject to attaining certain portfolio size targets.

•	On July 7, 2010, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering. Pursuant to the registration statement, as amended, we registered up to 44,000,000 shares of common stock in a primary offering for $10.00 per share, with discounts available to certain categories of purchasers, and 11,000,000 shares pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a share of our common stock. On February 4, 2011, the SEC declared our registration effective and we commenced our follow-on offering. We ceased offering shares of common stock in our initial public offering on February 3, 2011.
2010 Transaction Overview
Rome LTACH Project, Georgia
On January 12, 2010, we invested in a joint venture along with Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of the Company’s sponsor and affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. The property which was 100% preleased, comprises approximately 53,000 square feet. We own a 75% equity interest in this joint venture.
The development received a certificate of occupancy in January 2011 and lease payments commenced in February 2011. At December 31, 2010, approximately $13.5 million of development costs had been incurred. Project funding was provided by approximately $3.5 million of initial capital invested by the joint venture partners, of which, approximately $2.7 million was contributed by us, $0.5 million was contributed by Cornerstone Private Equity Fund Operating Partnership, LP , and $0.3 million by affiliates of The Cirrus Group with a $12.75 million construction loan commitment from an unaffiliated lender.
Oakleaf Village, South Carolina
On April 30, 2010, we acquired an 80% interest in a joint venture that will own a portfolio of two assisted living facilities located in South Carolina for $21.6 million. Oakleaf Village at Lexington and Oakleaf Village at Greenville (together, “Oakleaf Village”) have a total of 132,000 square feet, with 180 units, of which 132 are dedicated to assisted-living and 48 are committed to memory care. Royal Senior Care, LLC, an unaffiliated company, is our joint venture partner in the $27.0 million transaction. The acquisition was funded with a loan from an unaffiliated lender and with proceeds from our initial public offering.
Global Rehab Inpatient Rehab Facility, Texas
On August 19, 2010, we purchased an inpatient rehabilitation facility, Global Rehab Inpatient Rehabilitation Facility, located in Dallas, TX from The Cirrus Group, a non-related party, for a purchase price of approximately $14.8 million. The property is approximately 40,000 square feet, with 42 beds and is triple net leased to GlobalRehab, LP through February 2024, with two additional five year renewal options. The acquisition was funded with a loan from an unaffiliated lender and with proceeds from our initial public offering. On December 23, 2010, we executed a loan agreement with an unaffiliated financial institution to secure financing in the amount of approximately $7.5 million for our Global Rehab inpatient rehabilitation facility in Dallas, Texas, as anticipated at acquisition of the facility.
Terrace at Mountain Creek, Tennessee
On September 3, 2010, we purchased an assisted living facility, Terrace at Mountain Creek, located in Chattanooga, TN. The facility was purchased, from an affiliate of Wilkinson Real Estate, a non-related party, for a purchase price of approximately $8.5 million. The acquisition includes a $1.0 million earn-out provision. The earn-out payment is contingent upon the net operating income of the property reaching a specific threshold level during the three-years following the acquisition. The maximum aggregate amount that the seller may receive under the earn-out provision is $1.0 million. As of December 31, 2010, we had accrued approximately $1.0 million, representing the present value of our estimated liability under this earn-out provision. The Terrace at Mountain Creek facility is approximately 110,000 square feet, consisting of 116 units, including 42 independent living units, 61 assisted living units and 13 memory care units. The acquisition was funded with a loan from an unaffiliated lender and with proceeds from our initial public offering.
Specialty Rehabilitation Facility Project, Colorado
On December 16, 2010, we invested in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We own a 90% interest in this joint venture.
The facility, which is 100% preleased to CareMeridian, LLC on a triple-net basis, and is expected to open in the second quarter of 2012. It is planned to comprise approximately 26,808 square feet with 36 beds. As of December 31, 2010, we had funded approximately $0.8 million of the $1.8 million joint venture capital commitment and $1,000 of the $5.5 million construction loan commitment had been funded.
River’s Edge of Yardley, Pennsylvania
On December 22, 2010, we purchased a dementia and memory care facility, Sunrise at Floral Vale, located in Yardley, Pennsylvania. The property was purchased from Sunrise Floral Vale Senior Living, LP, a non-related party, for a purchase price of $4.5 million. The property has been rebranded as River’s Edge of Yardley (the “River’s Edge”). River’s Edge is a 36 unit, purpose built dementia and memory care facility. The acquisition was funded with our revolving credit facility from KeyBank National Association and with proceeds from our initial public offering.
Hedgcoxe Health Plaza, Texas
On December 22, 2010, we purchased a medical office building, Hedgcoxe Health Plaza, located in Plano, TX. The property was purchased from an affiliate of Caddis Partners, LLC, a non-related party, for a purchase price of approximately $9.0 million. Hedgcoxe Health Plaza consists of seven office suites, six of which are currently leased to healthcare providers. The acquisition was funded with our revolving credit facility from KeyBank National Association and with proceeds from our initial public offering.

Carriage Court of Hilliard, Ohio
On December 22, 2010, we purchased an assisted living property, Carriage Court of Hilliard (“Carriage Court”), located in Hilliard, Ohio. The property was purchased from an affiliate of Wilkinson Real Estate, a non-related party, for a purchase price of approximately $17.5 million. The acquisition includes a $0.5 million hold back to which we may be entitled based on quarterly and annual thresholds defined in the purchase and sale agreement. Carriage Court is an assisted living facility with a total of 102 units, including 64 assisted living units and 38 memory care units, in an approximately 70,000 square feet building. The acquisition was funded with proceeds raised from our ongoing public offering and assumption of a mortgage loan from an unaffiliated lender.
Results of Operations
As of December 31, 2010, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which require tenants to reimburse expenses related to us.
We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and at December 31, 2010, we owned 13 properties. These properties included eight assisted living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, one skilled nursing facility, one inpatient rehabilitation facility and two development projects, which comprise our triple-net leased segment. As of December 30, 2009, we owned three assisted living facilities which comprised our senior housing segment and one skilled nursing facility, which comprise our triple-net leased properties segment and at December 31, 2008 we owned no properties. Accordingly, the results of our operations for the years ended December 31, 2010, 2009, and 2008 are not directly comparable.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years Ended
	December 31,
	2010	2009	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$4,361,000	$1,489,000	$2,872,000	193
Triple-net leased properties	2,302,000	—	2,302,000	N/A
Medical office building	26,000	—	26,000	N/A

Total portfolio net operating income	$6,689,000	$1,489,000	$5,200,000	349

Reconciliation to net loss:
Net operating income, as defined (1)	$6,689,000	$1,489,000	$5,200,000	349
Unallocated (expenses) income:
General and administrative expenses	(2,396,000)	(1,100,000)	1,296,000	118
Asset management fees and expenses	(1,030,000)	(317,000)	713,000	225
Real estate acquisitions costs	(3,273,000)	(1,814,000)	1,459,000	80
Depreciation and amortization	(4,072,000)	(1,367,000)	2,705,000	198
Interest income	17,000	13,000	4,000	31
Other expense	(33,000)	—	(33,000)	N/A
Interest expense	(2,373,000)	(1,053,000)	1,320,000	125

Net loss	$(6,471,000)	$(4,149,000)	$2,322,000	56

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses.

Senior Living Operations
Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2010 increased to $4.4 million from $1.5 million for the year ended December 31, 2009. The increase is primarily due to acquisitions completed during 2010.

	Years Ended
	December 31,
	2010	2009	$ Change	% Change
Senior Living Operations — Net operating income

Total revenues
Rental revenue	$12,150,000	$4,964,000	$7,186,000	145
Resident services and fee income	2,738,000	1,697,000	1,041,000	61
Tenant reimbursement and other income	305,000	—	305,000	N/A
Less:
Property operating and maintenance expenses	10,832,000	5,172,000	5,660,000	109

Total portfolio net operating income	$4,361,000	$1,489,000	$2,872,000	193

Triple-Net Leased Properties
Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $2.3 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009 due to the acquisitions completed in 2010 and one acquisition completed on December 31, 2009.

	Years Ended
	December 31,
	2010	2009	$ Change	% Change
Triple-Net Leased Properties — Net operating income

Total revenues
Rental revenue	$2,321,000	$—	$2,321,000	N/A
Tenant reimbursement and other income	279,000		279,000	N/A
Less:
Property operating and maintenance expenses	298,000	—	298,000	N/A

Total portfolio net operating income	$2,302,000	$—	$2,302,000	N/A

Medical Office Buildings
Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $26,000 for the year ended December 31, 2010 from $0 compared to the year ended December 31, 2009, due to acquisitions completed in December 2010.

	Years Ended
	December 31,
	2010	2009	$ Change	% Change
Medical Office Buildings — Net operating income

Total revenues
Rental revenue	$23,000	$—	$23,000	N/A
Tenant reimbursement and other income	6,000	—	6,000	N/A
Less:
Property operating and maintenance expenses	3,000	—	3,000	N/A

Total portfolio net operating income	$26,000	$—	$26,000	N/A

Unallocated (expenses) income
General and administrative expenses increased to $2.4 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. The increase is primarily due to an increase in reimbursements to the Advisor for the direct and indirect costs of providing administrative and management services and higher professional fees, including audit, tax and legal fees, all of which resulted from the higher level of investment and asset management activities in 2010.
As a result of the acquisitions in 2010, asset management fees and expenses for the years ended December 31, 2010 and 2009 increased to $1.0 million from $0.3 million and depreciation and amortization for the same periods increased to $4.1 million from $1.4 million.
For the years ended December 31, 2010 and 2009 real estate acquisition costs, consisting of fees paid to the Advisor and third-party expenses, were $3.3 million and $1.8 million, respectively. The 2010 increase in acquisition fees is due to higher offering proceeds and increased acquisition activity in 2010 compared to 2009. A portion of acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition.
Interest expense for the year ended December 31, 2010 increased to $2.4 million from $1.1 million for the year ended December 31, 2009 due to increased real estate acquisition financing in 2010.
Interest and other income are comparable for years ended December 31, 2010 and 2009.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$1,489,000	$—	$1,489,000	N/A

Total portfolio net operating income	$1,489,000	$—	$1,489,000	N/A

Reconciliation to net loss:
Net operating income, as defined (1)	$1,489,000	$—	$1,489,000	N/A
Unallocated (expenses) income:
General and administrative expenses	(1,100,000)	(875,000)	225,000	26
Asset management fees	(317,000)	—	317,000	N/A
Real estate acquisitions costs	(1,814,000)	(358,000)	1,456,000	407
Depreciation and amortization	(1,367,000)	—	1,367,000	N/A
Interest income	13,000	7,000	(6,000)	86
Interest expense	(1,053,000)	(1,000)	1,052,000	1,052

Net loss	$(4,149,000)	$(1,227,000)	$2,922,000	238

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses.
Senior Living Operations
Total revenue includes rental revenue and resident fees and service income. Property operating and maintenance includes expenses such as labor, food, utilities, marketing, management and other property operating costs. Net operating income increased to $1.5 million for the year ended December 31, 2009 compared to $0 for the comparable period of 2008. The increase is primarily due to new acquisitions completed during the year ended December 31, 2009.

	Years Ended December 31,
	2009	2008	$ Change	% Change
Senior Living Operations — Net operating income

Total revenues
Rental revenue	$4,964,000	$—	$4,964,000	N/A
Resident services and fee income	1,697,000	—	1,697,000	N/A
Tenant reimbursement and other income	—	—	—	N/A
Less:
Property operating and maintenance expenses	5,172,000	—	5,172,000	N/A

Total portfolio net operating income	$1,489,000	$—	$1,489,000	N/A

Triple-Net Leased Properties
Total revenue includes rental revenue and expense reimbursements from tenants. During the twelve months ended December 31, 2009 and 2008, we had no net operating income for this segment.
Unallocated (expenses) income
General and administrative expenses increased to $1.1 million for the year ended December 31, 2009 from $0.9 million for the 2008 year, primarily due to increased tax and accounting fees, higher board of director fees associated with increased operating activity in 2009 and reimbursement of operating costs to the advisor related to the services performed on our behalf.
Interest expense for the year ended December 31, 2009 increased to $1.1 million from $1,000 for the year ended December 31, 2008 due to financing of three real estate acquisitions in 2009.
Interest and other income are comparable for years ended December 31, 2009 and 2008.
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
As of December 31, 2010, we had approximately $29.8 million in cash and cash equivalents on hand. Our liquidity will increase as additional subscriptions for shares are accepted in our follow-on public offering and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.
As of December 31, 2010, a total of approximately 11.3 million shares of our common stock had been sold in our initial public offering for aggregate gross proceeds of approximately $112.9 million.
We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. The debt levels on core plus properties during the offering period may exceed the long-term target range of debt percentages on these types of properties. However, we intend to reduce the percentage to fall within the 40% to 60% range no later than the end of our offering stage. To the extent sufficient proceeds from our public offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that our public offering is not fully sold, our ability to diversify our investments may be diminished.
On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). The Facility may be increased in the future in incremental amounts of at least $25.0 million at our request subject to attaining certain portfolio size targets. The initial term of the Facility is 24 months, maturing on November 18, 2012, and may be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the Facility is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Facility. The Facility will be secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the Facility. The interest rate for this Facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. The Facility also requires payment of a fee of up to 25 basis points related to unused credit available to us under the Facility. We are entitled to prepay the obligations at any time without penalty.
We will not rely on advances from our Advisor to acquire properties but our Advisor and its affiliates may loan funds to special purposes entities that may acquire properties on our behalf pending our raising sufficient proceeds from our offerings to purchase the properties from the special purpose entity.

There may be a delay between the sale of our shares and the purchase of properties. During this period, our public offering net offering proceeds will be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.
Until proceeds from our public offering are invested and generating operating cash flow sufficient to fully fund distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow. Distributions paid to stockholders for the twelve months ended December 31, 2010 were approximately $5.7 million. Of this amount, approximately $2.8 million was reinvested through our distribution reinvestment plan and approximately $2.9 million was paid in cash to stockholders. For the twelve months ended December 31, 2010, all distributions to stockholders were paid from proceeds of our offering in anticipation of future cash flow. Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.
Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.
Election as a REIT
For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code) beginning with our taxable year ending December 31, 2008. Under the Internal Revenue Code of 1986, we are not subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual ordinary taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.
REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with qualified unaffiliated management companies. Master TRS and the REIT have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies will have direct control of the daily operations of these assisted-living properties.
Other Liquidity Needs
Property Acquisitions
We expect to purchase properties and have expenditures for capital improvements and tenant improvements in the next twelve months; however, those amounts cannot be estimated at this time. We cannot be certain however, that we will have sufficient funds to make any acquisitions or related capital expenditures.

Debt Service Requirements
A number of the properties in which we have made equity investments are currently subject to senior mortgage loans and other indebtedness as described in the following table:

			Outstanding
			Principal Balance
		Interest	as of December 31,
Property Name	Payment Type	Rate	2010(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,586,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,904,000	December 16, 2019
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,530,000	December 22, 2016
Hedgcoxe Health Plaza	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	November 18, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,336,000	January 5, 2015
Oakleaf Village Portfolio	(1)	(1)	$17,849,000	April 30, 2015
Oakleaf Village at Lexington	—	—		—
Oakleaf Village at Greenville	—	—		—
River’s Edge of Yardley	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	November 18, 2012
Rome LTACH Project	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$8,588,000	December 18, 2012
Littleton Specialty Rehabilitation Facility	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$1,000	December 22, 2015
The Oaks Bradenton	(2)	(2)	$2,738,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	September 1, 2013

(1)	The aggregate loan amount is composed of a restatement date balance of approximately $12.9 million outstanding with respect to a prior loan (the “Initial Loan”), and an additional amount of approximately $5.1 million disbursed on the closing date (the “Restatement Date Loan”). From June 1, 2010 through the maturity date, payments on the Restatement Date Loan are due monthly and based upon a 30-year amortization schedule. From June 1, 2010 through January 10, 2011, payments on the Initial Loan are due monthly based upon a 25-year amortization schedule, thereafter through maturity, payments on the Initial Loan are due monthly based upon a 30-year amortization schedule. The Restatement Date Loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3-month LIBOR rate (the “Contract Rate”). The outstanding balance of the Initial Loan bears interest at a rate of 6.62% per annum until January 10, 2011 and thereafter at the contract rate.

(2)	Of the total loan amount, $2.4 million bears a fixed interest rate of 6.25% per annum. The remaining $0.36 million bears a variable interest rate equivalent to the prevailing market certificate of deposit rate plus a 1.5% margin. Monthly payments for the first twelve months will be interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2010, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable (1)	$80,792,000	$793,000	$23,569,000	$27,355,000	$29,075,000
Interest expense related to long term debt (2)	31,626,000	4,132,000	7,161,000	5,144,000	15,189,000
Payable to related parties (3)	65,000	65,000	—	—	—
Acquisition of Forestview Manor (4)	10,800,000	10,800,000	—	—	—

Total	$123,283,000	$15,790,000	$30,730,000	$32,499,000	$44,264,000

(1)	Represents principal amount owed on all outstanding debt as of December 31, 2010.

(2)	Represents interest expense related to various loan agreements in connection with all acquisitions as of December 31, 2010. The information in the table above reflects our projected interest rate obligations for these loan agreements based on the contract interest rates, interest payment dates, and scheduled maturity dates.

(3)	Payable to related parties consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.

(4)	On December 30, 2010, we became obligated under a purchase and sale agreement to acquire Forestview Manor.
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
Subsequent Events
Forest View Manor Acquisition
On January 14, 2011, we purchased an assisted living property, Forestview Manor, from 153 Parade Road, LLC, a non-related party, for a purchase price of approximately $10.8 million. The acquisition was funded with our revolving credit facility from KeyBank National Association and with proceeds from our initial public offering.
Forestview Manor is a 69 unit assisted living and memory care facility. Built in 1997 and renovated in 2009, it is located in Meredith, New Hampshire, a popular tourist destination in New England situated approximately 90 miles north of Boston, MA and in close proximity to Interstate 93. The property is managed by Woodbine Senior Living, LLC.
Greentree at Westwood Financing
In December 2009, we acquired Greentree at Westwood from GreenTree at Westwood, LLC, an unaffiliated party, for a purchase price of approximately $5.2 million. In February 2011, we financed Greentree at Westwood with our revolving credit facility from

KeyBank National Association in the amount of approximately $2.8 million. The loan will mature on November 18, 2012 and bears a variable rate is based on a 30-day LIBOR plus 4.00% with a 2% LIBOR floor.
Sale of Shares of Common Stock
As of March 17, 2011, we had raised approximately $123.3 million through the issuance of approximately12.4 million shares of our common stock under our Offering, excluding, approximately 509,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 157,000 shares pursuant to our stock repurchase program.
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
Investments in Real Estate
Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.
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
We consider any bargain periods in our calculation of fair value of below-market leases and to amortize our below-market leases over the remaining non-cancelable lease term plus any bargain renewal periods in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-20, as determined by our management at the time we acquire real property with an in-place lease. The renewal option rates for our acquired leases do not include any fixed rate options and, instead, contain renewal options that are based on fair value terms at the time of renewal. Accordingly, no fixed rate renewal options were included in the fair value of below-market leases acquired and the amortization period is based on the acquired non-cancelable lease term.
Should a significant tenant terminate their lease, the unamortized portion of intangible assets or liabilities is charged to revenue.
Fair Value of Financial Instruments
FASB ASC 825-10, “Financial Instruments,” requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
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
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, deferred costs and other assets, deferred financing costs, payable to related parties, prepaid rent and security deposits, accounts payable and accrued liabilities and distributions payable. We consider the carrying values to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected payment. The fair value of the note payable to related party is not determinable due to the related party nature of the note payable.
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2010 and December 31, 2009, the fair value of notes payable was approximately $81.7 million and $20.3 million, compared to the carrying value of approximately $80.8 million and $20.3 million, respectively.
Impairment of Real Estate Assets and Goodwill
Real Estate Assets
Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with ASC 360-10, “Property, Plant & Equipment” when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down will be recorded to reduce the carrying amount to its estimated fair value.
In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets”, we assess whether there has been impairment in the value of its investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:
•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price; and/or

•	Tenant financial problems.
During 2010 and 2009, we did not record any impairment charges related to our investments in real estate.
Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

The annual goodwill impairment analysis, which we performed during the fourth quarter of 2010, did not result in an impairment charge.
Revenue Recognition
Revenue is recorded in accordance with ASC 840-10, “Leases”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants.
Consolidation Considerations for Our Investments in Joint Ventures
ASC 810-10, “Consolidation”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements. Please refer to Note 10. Investments in Joint Venture of the accompanying consolidated financial statements.
Income Taxes
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
For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2010, we had acquired eight assisted-living facilities and formed seven wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.
We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as TRSs. TRSs are subject to both federal and state income taxes. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense. Under section 857(b), an excise tax of 100% is imposed on any excessive amount of rental income received by the REIT in connection with services performed by its TRS to a tenant of the REIT and the deductions of the TRS for payments made to the REIT if rental income and deductions are not at arms’ length. Several safe harbors are provided for rental income received by the REIT, any of which, if met, prohibit the imposition of the 100% excise tax.
Recently Issued Accounting Pronouncements
Reference is made to Notes to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating the variable portion of our debt financing. As of December 31, 2010, we had approximately $34.8 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $348,000 per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.
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
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2010.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404 (b) of the Sarbanes-Oxley Act.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2011.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2011.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(3) Exhibits
     The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Cornerstone Healthcare Plus REIT, Inc.
     We have audited the accompanying consolidated balance sheets of Cornerstone Healthcare Plus REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cornerstone Healthcare Plus REIT, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 23, 2011

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$29,819,000	$14,900,000
Investments in real estate
Land	18,949,000	7,370,000
Buildings and improvements, net	87,933,000	30,640,000
Furniture, fixtures and equipment, net	2,410,000	1,009,000
Development costs and construction in progress	13,669,000	—
Intangible lease assets, net	5,907,000	1,869,000

	128,868,000	40,888,000

Deferred financing costs, net	1,382,000	228,000
Tenant and other receivable, net	1,462,000	481,000
Deferred costs and other assets	554,000	338,000
Restricted cash	2,942,000	364,000
Goodwill	5,329,000	1,141,000

Total assets	$170,356,000	$58,340,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$80,792,000	$20,260,000
Accounts payable and accrued liabilities	4,886,000	932,000
Payable to related parties	65,000	1,734,000
Prepaid rent and security deposits	1,127,000	911,000
Distributions payable	722,000	305,000

Total liabilities	87,592,000	24,142,000

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,592,883 shares and 4,993,751 shares issued and outstanding at December 31, 2010 and 2009, respectively	116,000	50,000
Additional paid-in capital	91,588,000	39,551,000
Accumulated deficit	(11,722,000)	(5,403,000)

Total stockholders’ equity	79,982,000	34,198,000
Noncontrolling interests	2,782,000	—

Total equity	82,764,000	34,198,000

Total liabilities and equity	$170,356,000	$58,340,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	Year ended December 31
	2010	2009	2008
Revenues:
Rental revenues	$14,494,000	$4,964,000	$—
Resident services and fee income	2,738,000	1,697,000	—
Tenant reimbursements and other income	590,000	—	—

	17,822,000	6,661,000	—
Expenses:
Property operating and maintenance expenses	11,133,000	5,172,000	—
General and administrative expenses	2,396,000	1,100,000	875,000
Asset management fees and expenses	1,030,000	317,000	—
Real estate acquisition costs	3,273,000	1,814,000	358,000
Depreciation and amortization	4,072,000	1,367,000	—

	21,904,000	9,770,000	1,233,000

Loss from operations	(4,082,000)	(3,109,000)	(1,233,000)

Other income (expense):
Interest income	17,000	13,000	7,000
Other expense	(33,000)	—	—
Interest expense	(2,373,000)	(1,053,000)	(1,000)

Net loss	(6,471,000)	(4,149,000)	(1,227,000)
Net (loss) income attributable to the noncontrolling interests	(152,000)	15,000	(121,000)

Net loss attributable to common stockholders	$(6,319,000)	$(4,164,000)	$(1,106,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.89)	$(2.08)	$(12.90)

Basic and diluted weighted average number of common shares	7,090,146	1,999,747	85,743

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock
			Additional		Total
	Number	Common Stock	Paid-In	Accumulated	Stockholders’	Noncontrolling
	of Shares	Par Value	Capital	Deficit	Equity	Interests	Total Equity
Balance — December 31, 2007	100	$—	$1,000	$(133,000)	$(132,000)	$127,000	$(5,000)
Issuance of common stock	1,058,152	11,000	10,568,000	—	10,579,000	—	10,579,000
Redeemed shares	—	—	—	—	—	—	—
Offering costs	—	—	(3,787,000)	—	(3,787,000)	—	(3,787,000)
Distributions	—	—	(185,000)	—	(185,000)	(6,000)	(191,000)
Net loss	—	—	—	(1,106,000)	(1,106,000)	(121,000)	(1,227,000)

Balance — December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000

Issuance of common stock	3,953,744	39,000	39,451,000	—	39,490,000	—	39,490,000
Redeemed shares	(18,245)	—	(182,000)	—	(182,000)	—	(182,000)
Offering costs	—	—	(4,352,000)	—	(4,352,000)	—	(4,352,000)
Distributions	—	—	(1,963,000)	—	(1,963,000)	(15,000)	(1,978,000)
Net loss	—	—	—	(4,164,000)	(4,164,000)	15,000	(4,149,000)

Balance — December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000

Issuance of common stock	6,694,219	67,000	66,530,000	—	66,597,000	—	66,597,000
Redeemed shares	(95,087)	(1,000)	(927,000)	—	(928,000)	—	(928,000)
Noncontrolling interest contribution	—	—	—	—		2,949,000	2,949,000
Offering costs	—	—	(7,455,000)	—	(7,455,000)		(7,455,000)
Distributions	—	—	(6,111,000)	—	(6,111,000)	(15,000)	(6,126,000)

Net loss	—	—	—	(6,319,000)	(6,319,000)	(152,000)	(6,471,000)

Balance — December 31, 2010	11,592,883	$116,000	91,588,000	$(11,722,000)	$79,982,000	$2,782,000	$82,764,000

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(6,471,000)	$(4,149,000)	$(1,227,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	104,000	111,000	—
Depreciation and amortization	4,072,000	1,367,000	—
Straight-line rent amortization	(387,000)	—	—
Provision for bad debt	35,000	11,000	—
Changes in operating assets and liabilities:
Tenant and other receivables	(246,000)	(492,000)	—
Deferred costs and deposits	(270,000)	(127,000)	—
Restricted cash	(823,000)	—	—
Prepaid expenses and other assets	—	(14,000)	(24,000)
Prepaid rent and tenant security deposits	167,000	78,000	—
Payable to related parties	(301,000)	239,000	32,000
Accounts payable and accrued expenses	1,026,000	53,000	(51,000)

Net cash used in operating activities	(3,094,000)	(2,923,000)	(1,270,000)

Cash flows from investing activities:
Real estate acquisitions	(53,895,000)	(34,278,000)	—
Additions to real estate	(121,000)	(91,000)	—
Restricted cash	(856,000)	(364,000)	—
Development of real estate	(11,872,000)	—	—
Acquisition deposits	(100,000)	385,000	(385,000)

Net cash used in investing activities	(66,844,000)	(34,348,000)	(385,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	63,792,000	38,621,000	10,516,000
Redeemed shares	(928,000)	(182,000)	—
Proceeds from note payable to related party	—	14,000,000	—
Repayment of note payable to related party	—	(14,000,000)	—
Proceeds from notes payable	34,477,000	12,760,000	—
Repayment of note payable	(433,000)	—	—
Noncontrolling interest contribution	1,069,000	—	—
Offering costs	(8,827,000)	(5,283,000)	(1,389,000)
Deferred financing costs	(1,390,000)	(339,000)	(41,000)
Distributions paid	(2,888,000)	(840,000)	(61,000)
Distributions paid to noncontrolling interest	(15,000)	(15,000)	(6,000)

Net cash provided by financing activities	84,857,000	44,722,000	9,019,000

Net increase in cash and cash equivalents	14,919,000	7,451,000	7,364,000
Cash and cash equivalents — beginning of period	14,900,000	7,449,000	85,000

Cash and cash equivalents — end of period	$29,819,000	$14,900,000	$7,449,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,938,000	$941,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$722,000	$305,000	$61,000
Distributions reinvested	$2,805,000	$879,000	$63,000
Offering costs payable to related parties	$—	$82,000	$2,398,000
Accrued real estate addition	$—	$2,000	$—
Note payable assumed at property acquisition	$26,488,000	$7,500,000	$—
Deferred financing amortization capitalized to real estate development	$233,000	$—	$—
Assets acquired at property acquisition	$—	$71,000	$—
Liabilities assumed at property acquisition	$298,000	$1,594,000	$—
Assets contributed by noncontrolling interest	$1,880,000	$—	$—
Assumed earn-out at acquisition	$1,000,000	$—	$—
Assumed holdback at acquisition	$316,000	$—	$—
Accrued development of real estate	$1,679,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
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
Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) was formed on October 17, 2006. At December 31, 2010, we owned approximately a 99.8% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.2% limited partnership interest. In addition, the Advisor owned approximately a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
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
2. Public Offering
On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 upon raising gross offering proceeds of approximately $116.6 million from the sale of approximately 11.7 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, the Securities and Exchange Commission (“SEC”) declared our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan.
We retained Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Advisor, to serve as our dealer manager for our offerings. PCC is responsible for marketing our shares being offered pursuant to the offerings. We used the net proceeds from our initial public offering to invest primarily in investment real estate in major metropolitan markets in the United States. We intend to use the net proceeds from our follow-on offering to acquire additional real estate investments. As of December 31, 2010, a total of 11.3 million shares of our common stock had been sold under our initial public offering for gross proceeds of approximately $112.9 million. In addition, as of December 31, 2010, approximately 0.4 million shares had been issued related to our distribution reinvestment plan, and approximately 0.1 million shares had been redeemed pursuant to our stock repurchase program.
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
Restricted Cash
Restricted cash represents cash held in interest bearing accounts and amounts related to impound reserve accounts for property taxes and insurance as required under the terms of mortgage loan agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating or investing activities.
Real Estate Purchase Price Allocation
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Codification (“ASC”) ASC 805-10, “Business Combinations". In summary, ASC 805-10 requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. In addition, this standard requires acquisition costs to be expensed as incurred. The standard is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively, with no earlier adoption permitted. We adopted this standard on January 1, 2009 and have expensed acquisition costs accordingly.
We allocate the purchase price of our properties in accordance with ASC 805-10. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.
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
We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense.
Goodwill represents the excess of acquisition cost over the fair value of identifiable net assets of the business acquired.
Impairment of Real Estate Assets and Goodwill
Real Estate Assets
In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets”, we assess whether there has been impairment in the value of its investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:
•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues;

•	Significant decrease in market price; and/or

•	Tenant financial problems.
During 2010 and 2009, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.
Goodwill
Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Impairment testing entails estimating future net cash flows relating to the asset, based on management’s estimate of market conditions including market capitalization rate, future rental revenue, future operating expenses and future occupancy percentages. Determining the fair value of goodwill involves management judgment and is ultimately based on management’s assessment of the value of the assets and, to the extent available, third party assessments. We perform our annual impairment test as of December 31 of each year. We completed the required annual impairment test and none of our reporting units are at risk and no impairment was recognized based on the results of the annual goodwill impairment test. Refer to Note 12 for the roll forward of goodwill for the years ended December 31, 2010 and 2009.
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
Uncertain Tax Positions
In accordance with the requirements of ASC 740-10, “Income Taxes”, favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the IRS from asserting the prohibited transaction test. As we have not had any sales of properties to date, the prohibited transaction tax is not applicable. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.
Tenant and Other Receivables
Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the year ended December 31, 2010 and December 31, 2009 provisions for bad debts amounted to approximately $35,000 and $11,000 respectively, which is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

Deferred Costs and Other Assets
Deferred costs and other assets consist primarily of prepaid expenses, real estate deposits, utility deposits and deferred acquisition fees for an acquisition completed in January 2011.
Deferred Financing Costs
Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis which approximates the effective interest rate method, over the contractual terms of the respective financings.
Consolidation Considerations for Our Investments in Joint Ventures
ASC 810-10, “Consolidation”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements. Please refer to Note 10 Investments in Joint Venture.
Revenue Recognition
Revenue is recorded in accordance with ASC 840-10, “Leases”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants.
Future Minimum Lease Payments
All resident leases in our senior operations living segment are on a month to month basis and are excluded from the following schedule. Future minimum lease payments to be received from leases under the triple-net leased segment and medical office building segments as of December 31, 2010 are as follows:

Years ending December 31,
2011	$1,532,000
2012	$1,571,000
2013	$1,610,000
2014	$1,650,000
2015	$1,691,000
2016 and thereafter	$28,640,000
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
ASC 810-10-65, Consolidation, clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.
We periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.
Fair Value of Financial Instruments
FASB ASC 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
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
Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, deferred costs and other assets, prepaid rent and security deposits, accounts payable and accrued liabilities, distributions payable. We consider the carrying values of our financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected payment.
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2010 and December 31, 2009, the fair value of notes payable was approximately $81.7 million and $20.3 million, compared to the carrying value of approximately $80.8 million and $20.3 million, respectively.
Basic and Diluted Net Loss per Common Share Attributable to Common Stockholders
Basic and diluted net loss per common share attributable to common stockholders per share is computed by dividing net loss attributable to common stockholder by the weighted-average number of common shares outstanding for the period. For the years ended December 31, 2010, 2009 and 2008, there were no potential dilutive common shares.
Basic and diluted net loss per share is calculated as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(6,319,000)	$(4,164,000)	$(1,106,000)
Net loss per common share attributable to common stockholders — basic and diluted	$(0.89)	$(2.08)	$(12.90)
Weighted average number of shares outstanding — basic and diluted	7,090,146	1,999,747	85,743

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
Reclassification
Certain reclassifications have been made to the consolidated statement of operations for the year ended December 31, 2009 to be consistent with the 2010 presentation. Specifically, $106,000 of asset management expense reimbursed to the Advisor for the year ended December 31, 2009 has been reclassified from general and administrative expenses to asset management fees and expense. For the year ended December 31, 2008, no such expenses had been incurred or reimbursed to our Advisor. Management believes this change in presentation provides a comprehensive view of all expenses related to asset management.
Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations” (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted ASU 2010-29 upon issuance in December 2010 and have provided such pro forma revenue and earnings disclosures in Note 16, Business Combinations. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events”). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective upon issuance. We adopted this guidance during the quarter ended March 31, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures”). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures regarding the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance on January 1, 2010 and it did not have a material impact on our condensed consolidated financial statements and disclosures.

4. Investments in Real Estate
The following table provides summary information regarding our property portfolio as of December 31, 2010.

							December 31,
		Date	Gross Square		Purchase		2010
Property	Location	Purchased	Feet		Price	Debt	% Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647		$20,500,000	$9,904,000	93.4%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172		$4,500,000	$2,738,000	100.0%
GreenTree at Westwood (1)	Columbus, IN	12/30/09	50,249		$5,150,000	$—	84.5%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525		$13,000,000	$7,336,000	100.0. %
Rome LTACH Project	Rome, GA	01/12/10	53,000	(2)	$—	$8,588,000	—
Oakleaf Village Portfolio						$17,849,000
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	67,000		$14,512,000	$—	90.0%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	65,000		$12,488,000	$—	65.6%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,000		$14,800,000	$7,530,000	100.0%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643		$8,500,000	$5,700,000	95.2%
Littleton Specialty Rehabilitation Facility	Littleton, CO	12/16/10	26,808	(2)	—	$1,000	—
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184		$17,500,000	$13,586,000	100.0%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109		$9,094,000	$5,060,000	94.9%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146		$4,500,000	$2,500,000	94.4%

(1)	The earn-out agreement associated with this acquisition was estimated to have a fair value of $0.4 million and $0.4 million as of December 31, 2009 and 2010, respectively.

(2)	Represents estimated gross square footage upon completion of development.

(3)	The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of December 31, 2010.
As of December 31, 2010, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

				Development
				costs and
		Buildings and	Furniture, fixtures	construction in	Intangible lease
	Land	improvements	and equipment	progress	assets
Cost	$18,949,000	$89,719,000	$2,780,000	$13,669,000	$9,187,000
Accumulated depreciation and amortization	—	(1,786,000)	(370,000)	—	(3,280,000)

Net	$18,949,000	$87,933,000	$2,410,000	$13,669,000	$5,907,000

As of December 31, 2009, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

				Development
				costs and
		Buildings and	Furniture, fixtures	construction in	Intangible lease
	Land	improvements	and equipment	progress	assets
Cost	$7,370,000	$31,045,000	$1,076,000	$—	$2,764,000
Accumulated depreciation and amortization	—	(405,000)	(67,000)	—	(895,000)

Net	$7,370,000	$30,640,000	$1,009,000	$—	$1,869,000

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the years ended December 31, 2010 and 2009 was approximately $1.7 million and $0.5 million, respectively. We incurred no depreciation and amortization expenses during the year ended December 31, 2008.
Amortization associated with the intangible assets for the year ended December 31, 2010, 2009 and 2008 were $2.4 million, $0.9 million, and $0, respectively.
Anticipated amortization for each of the five following years ended December 31 is as follows:

Intangible assets
2011	$2,606,000
2012	693,000
2013	325,000
2014	265,000
2015	265,000
2016 and thereafter	1,753,000

$5,907,000
The estimated useful lives for intangible assets range from approximately one to 14 years. As of December 31, 2010, the weighted-average amortization period for intangible assets was 7.3 years.
5. Allowance for Doubtful Accounts
As of December 31, 2010, 2009 and 2008, we had recorded $35,000, $0 and $0 allowance for doubtful accounts, respectively.
6. Concentration of Credit Risks
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements far-reaching changes to the regulation of the financial services industry, including provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2010 we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. We believe this risk is not significant.
Concentrations of credit risks arise when a number of operators, tenants or obligors related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. We regularly monitor various segments of our portfolio to assess potential concentrations of risks. Management believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as disclosed herein.

Our senior living operation segment accounted for approximately 85.3%, 100% and 0% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The following table provides information about our senior living operation segment concentration for the year ended December 31, 2010:

	Percentage of	Percentage of
Operators	Segment Revenues	Total Revenues
12 Oaks Senior Living	43.5%	37.1%
Royal Senior Care	29.3%	25.0%
Provision Living	12.2%	10.4%
Legend Senior Living	10.8%	9.2%
Good Neighbor Care	3.6%	3.1%
Woodbine Senior Living	0.6%	0.5%

	100.0%	85.3%
Our triple-net leased segment accounted for approximately 14.6%, 0% and 0% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The following table provides information about our triple-net leased segment for the year ended December 31, 2010:

	Percentage of	Percentage of
Tenant	Segment Revenues	Total Revenues
Babcock PM Management	75.8%	11.1%
Global Rehab Hospitals	24.2%	3.5%

	100.0%	14.6%
Our medical office building segment accounted for approximately 0.1%, 0% and 0% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, we owned 13 properties and they are geographically located in nine states. The following table provides information about our geographic risks by operating segment for the year ended December 31, 2010:

	Percentage of	Percentage of
State	Segment Revenues	Total Revenues
Senior living operations
Texas	43.5%	37.1%
South Carolina	29.3%	25.0%
Indiana	12.2%	10.4%
Florida	10.8%	9.2%
Tennessee	2.8%	2.4%
Ohio	0.8%	0.7%
Pennsylvania	0.6%	0.5%
Triple net leased properties

Texas	100.0%	85.3%
Georgia (1)	—%	—%
Colorado (1)	—%	—%

Medical office building
Texas	100.0%	0.1%

(1)	Under construction as of December 31, 2010
7. Income Taxes
For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2010, we had acquired eight assisted-living facilities and formed seven wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties will be operated pursuant to leases with our TRSs. Our TRSs have engaged unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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
Our Master TRS was formed in 2009 and recorded a net taxable loss of $94,000 for the year ended December 31, 2009. At that time, we could not predict with certainty that it was more likely than not that the benefit from such net operating loss would be realized. Accordingly, we provided a valuation allowance in the full amount of the deferred tax asset associated with such loss. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. For the year ended December 31, 2010, our TRS reported net taxable income of approximately $0.5 million. Based on a projected net taxable income for the year, the TRS expensed approximately $0.2 million of Federal and State income taxes in 2010.
8. Payable to Related Parties
Payable to related parties at December 31, 2010 and December 31, 2009 was $65,000 and $1.7 million, respectively, which consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.
9. Equity
Common Stock
Our articles of incorporation authorize 580,000,000 shares of common stock with a par value of $0.01 and 20,000,000 shares of preferred stock with a par value of $0.01. As of December 31, 2010, we had cumulatively issued approximately 11.3 million shares of common stock for a total of approximately $112.9 million of gross proceeds. As of December 31, 2009, we had cumulatively issued approximately 4.9 million shares of common stock for a total of approximately $49.1 million of gross proceeds. This excludes shares issued under the distribution reinvestment plan.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock. We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of December 31, 2010 and 2009, we have issued approximately 394,000 and 99,000 shares, respectively, under the distribution reinvestment plan. We may amend or terminate the distribution reinvestment plan for any reason at any time upon 10 days prior written notice to participants.
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

During the year ended December 31, 2010 and 2009, we redeemed shares pursuant to our stock repurchase program as follows (in thousands, except per-share amounts):

			Approximate Dollar
	Total		Value of Shares
	Number of Shares		Available That
	Redeemed	Average Price	May Yet Be Redeemed
Period	(1)	Paid per Share	Under the Program (1)
January 2010	7,425	$9.55	$808,000
February 2010	2,784	$9.93	$780,000
March 2010	—	$—	$780,000
April 2010	—	$—	$780,000
May 2010	10,000	$9.00	$690,000
June 2010	3,500	$8.99	$659,000
July 2010	58,504	$9.99	$74,000
August 2010	4,196	$9.74	$33,000
September 2010	8,678	$9.56	$—
October 2010	—	$—	$—
November 2010		$	$—
December 2010	—	$—	$—

	95,087

			Approximate Dollar
	Total		Value of Shares
	Number of Shares		Available That May Yet Be
	Redeemed	Average Price	Redeemed
Period	(1)	Paid per Share	Under the Program (1)
January 2009	—	$—	$63,000
February 2009	—	$—	$63,000
March 2009	—	$—	$63,000
April 2009	—	$—	$63,000
May 2009	—	$—	$63,000
June 2009	17,245	$9.99	$—
July 2009	—	$—	$—
August 2009	—	$—	$—
September 2009	—	$—	$—
October 2009	—	$—	$—
November 2009	1,000	$9.95	$—
December 2009	—	$—	$—

	18,245

(1)	As long as our common stock is not listed on a national securities exchange or traded on an over-the-counter market, our stockholders who have held their stock for at least one year may be able to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased. Under our current stock repurchase program, the repurchase price will vary depending on the purchase price paid by the stockholder and the number of years these shares were held. During this offering and each of the first seven years following the closing of this offering, (i) we will have no obligation to redeem shares if the redemption would cause total redemptions to exceed the proceeds from our distribution reinvestment program in the prior year, and (ii) we may not, except to repurchase the shares of a deceased shareholder, redeem more than 5% of the number of shares outstanding at the end of the prior calendar year. With respect to redemptions requested within two years of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year. Beginning seven years after termination of this primary offering, unless we have commenced another liquidity event, such as an orderly liquidation or listing of our shares on a national securities exchange, we will modify our stock repurchase program to permit us to redeem up to 10% of the number of shares outstanding at the end of the prior year, using proceeds from any source, including the sale of assets.
Our board of directors may modify our stock repurchase program so that we can redeem stock using the proceeds from the sale of our real estate investments or other sources.
Employee and Director Incentive Stock Plan
We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors of ours. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2010 and 2009 we have not granted any awards under the Plan.

Distributions
The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2009 through December 31, 2010, aggregated by quarter as follows:

	Distribution Declared (1)
Period	Cash	Reinvested	Total
First quarter 2009	$116,000	$122,000	$238,000
Second quarter 2009	170,000	190,000	360,000
Third quarter 2009	266,000	284,000	550,000
Fourth quarter 2009	414,000	401,000	815,000

2009 Totals	$966,000	$997,000	$1,963,000

First quarter 2010	$525,000	$506,000	$1,031,000
Second quarter 2010	696,000	665,000	1,361,000
Third quarter 2010	857,000	834,000	1,691,000
Fourth quarter 2010	1,017,000	1,011,000	2,028,000

2010 Totals	$3,095,000	$3,016,000	$6,111,000

(1)	Distributions declared represented a return of capital for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.
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
Tax Treatment of Distributions
The income tax treatment for the distributions per share to common stockholders reportable for the years ended December 31, 2010, 2009, and 2008 as follows:

Per Common Shares	2010		2009		2008(1)
Return of capital	$0.75	100.00%	$0.75	100.00%	$0.29	100%

(1)	Dividend per common share for 2008 is calculated based on 139 days outstanding during the year.
10. Investments in Joint Venture
On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). The Oakleaf Joint Venture was designed to own and operate two assisted living properties located in Lexington and Greenville, South Carolina. As of December 31, 2010, total assets were approximately $27.1 million, which includes approximately $25.8 million of real estate assets and total liabilities were approximately $18.1 million, which includes an approximately $17.9 million of secured mortgage debt. See Note 13 for further details regarding the mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute approximately $1.6 million of capital to acquire a 90% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. The Company’s equity investment in the joint venture was funded from proceeds from its ongoing initial public offering. As of December 31, 2010 and 2009, we owned a 90.0% and 0%, respectively of limited partnership interest in Littleton Med Partners, LP.
On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed approximately $2.7 million of capital to acquire a 75.0% limited partnership interest in Rome LTH Partners, LP. Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our sponsor, contributed approximately $0.5 million of capital to acquire a 15.0% limited partnership interest in Rome LTH Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.3 million to acquire an aggregate 9.5% limited partnership interest in the Rome LTH Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Rome LTH Partners LP. The Company’s equity investment in the joint venture was funded from proceeds from its ongoing initial public offering. As of December 31, 2010 and 2009, we owned a 75.0% and 0%, respectively of limited partnership interest in Rome LTH Partners, LP.
Under the terms of The Cirrus Group joint ventures, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture properties. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint ventures. If not exercised during this period, the obligations to our partners, with regard to the value associated with this interest, will be satisfied upon ultimate sale of the underlying properties. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the properties, net income earned by the properties and payment of preferred returns on equities. At December 31, 2010, both properties were under development and we have determined that sufficient uncertainty exists with respect to exercise of the monetization feature. As of December 31, 2010, we believe that the probability of payments under these obligations is reasonably possible, accordingly, we have not recognized these obligations in our December 31, 2010 consolidate financial statements. As of the date of this report, the amount of contingent liability with respect to the monetization feature is estimated to be approximately $1.6 million.
11. Related Party Transactions
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
Organizational and Offering Costs. Costs of the offering have been paid by the Advisor on our behalf and will be reimbursed to the Advisor from the proceeds of the offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse our Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of our Advisor and its affiliates in connection with registering and marketing our shares (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from the primary offering. As of December 31, 2010, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $4.6 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $4.5 million of offering costs which reduce net proceeds of our offerings. Of this amount $3.9 million reduced the net proceeds of our initial public offering and $0.6 million reduced the net proceeds of our follow-on offering. As of December 31, 2009, the advisor and its affiliates had incurred on our behalf organizational and offering costs totaling approximately $3.3 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $3.2 million of offering costs which reduced net proceeds of our initial public offering.
Acquisition Fees and Expenses. The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees will be paid upon receipt of the offering proceeds after reaching the minimum offering amount, and the balance will be paid at the time we acquire a property. However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the years ended December 31, 2010, 2009 and 2008, the Advisor earned approximately $2.3 million, $1.1 million and $0.2 million in acquisition fees, respectively.
Management Fees. The Advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP. In addition, we will reimburse the Advisor for the direct costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf. These fees and expenses are in addition to management fees that we expect to pay to third party property managers. For the years ended 2010 and 2009, the Advisor earned approximately $0.7 million and $0.2 million of asset management fees, respectively, which were expensed. In addition, we reimbursed our Advisor for approximately $0.4 million and $0.1 million of direct and indirect costs incurred by our Advisor in providing asset management services for the years ended December 31, 2010 and 2009. No such costs were incurred in 2008.
Operating Expenses. The Advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. For years ended December 31, 2010, 2009 and 2008, $1.2 million, $0.5 million, and $0.4 million of such costs were incurred, respectively. Four fiscal quarters after the acquisition of our first real estate asset, and every fiscal quarter thereafter, our advisor must reimburse us the amount by which our total operating expenses (as defined) for the prior 12 months exceed the greater of 2% of our average invested assets or 25% of our net income unless our independent directors committee determines that such excess expenses were justified based on unusual and non-recurring factors.
Disposition Fee. The Advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate shall receive at closing a disposition fee up to 3% of the sales price of such property or properties. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold. No such costs were incurred in 2010, 2009 and 2008.
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
No such costs were incurred in 2010, 2009 and 2008.
Dealer Manager Agreement
PCC, as Dealer Manager, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the Primary Offering. PCC, as Dealer Manager, is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the Primary Offering. The Dealer Manager is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the Primary Offering. The Advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) to the extent are in excess of 13.5% of gross proceeds from the Offering. For the years ended December 31, 2010, 2009 and 2008, we incurred approximately $6.2 million, $3.8 million, and $1.0 million, respectively, payable to PCC for dealer manager fees and sales commissions.
12. Segment Reporting
As of December 31, 2010, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building properties. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States for which we engage independent third-party mangers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long term leases, which require tenants to pay property-related expenses.
On December 22, 2010 we completed the purchase of Hedgcoxe Health Plaza, a multi-tenant medical office building in Plano, TX. With the addition of Hedgcoxe Health Plaza, we determined that segregating our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business as a business segment consistent with management’s focus in assessing performance and operating decisions. Prior to the Hedgcoxe Health Plaza acquisition, we operated in two reportable segments: senior living operations and triple-net leased properties.
We evaluate performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenue less property operating and maintenance expenses. There are no intersegment sales or transfers.
The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010
	Senior living	Triple-net leased	Medical office
	operations	properties	building	Consolidated
Rental revenues	$12,150,000	$2,321,000	$23,000	$14,494,000
Resident services and fee income	2,738,000	—	—	2,738,000
Tenant reimbursements and other income	305,000	279,000	6,000	590,000

	$15,193,000	$2,600,000	$29,000	$17,822,000
Property operating and maintenance expenses	10,832,000	298,000	3,000	11,133,000

Net operating income	4,361,000	2,302,000	26,000	6,689,000

General and administrative expenses				2,396,000
Asset management fees and expenses				1,030,000
Real estate acquisition costs				3,273,000
Depreciation and amortization				4,072,000
Interest income				(17,000)
Other expense				33,000
Interest expense				2,373,000

Net loss				(6,471,000)
Net loss attributable to the noncontrolling interests				(152,000)

Net loss attributable to common stockholders				$(6,319,000)

	For the Year Ended December 31, 2009
	Senior living	Triple-net leased	Medical office
	operations	properties	building	Consolidated
Rental revenues	$4,964,000	$—	$—	$4,964,000
Resident services and fee income	1,697,000	—	—	1,697,000
Tenant reimbursements and other income	—	—	—	—

	$6,661,000	$—	$—	$6,661,000
Property operating and maintenance expenses	5,172,000	—	—	5,172,000

Net operating income	1,489,000	—	—	1,489,000

General and administrative expenses				1,100,000
Asset management fees and expenses				317,000
Real estate acquisition costs				1,814,000
Depreciation and amortization				1,367,000
Interest income				(13,000)
Interest expense				1,053,000

Net loss				(4,149,000)

Net loss attributable to the noncontrolling interests				15,000

Net loss attributable to common stockholders				$(4,164,000)

	For the Year Ended December 31, 2008
	Senior living	Triple-net leased	Medical office
	operations	properties	building	Consolidated
Rental revenues	$—	$—	$—	$—
Resident fees and services	—	—	—	—
Tenant reimbursements and other income	—	—	—	—

	$—	$—	$—	$—
Property operating and maintenance expenses	—	—	—	—

Net operating income	—	—	—	—

General and administrative expenses				875,000
Asset management fees and expenses				—
Real estate acquisition costs				358,000
Depreciation and amortization				—
Interest income				(7,000)
Interest expense				1,000

Net loss				(1,227,000)

Net loss attributable to the noncontrolling interests				(121,000)

Net loss attributable to common stockholders				$(1,106,000)

The following table reconciles the segment activity to consolidated financial position as of December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Assets
Investment in real estate:
Senior living operations	$78,722,000	$27,888,000
Triple-net leased properties	41,433,000	13,000,000
Medical office building	8,713,000	—

Total reportable segments	$128,868,000	$40,888,000
Reconciliation to consolidated assets:
Cash and cash equivalents	29,819,000	14,900,000
Deferred financing costs, net	1,382,000	228,000

	December 31, 2010	December 31, 2009
Tenant and other receivables, net	1,462,000	481,000
Deferred costs and other assets	554,000	338,000
Restricted cash	2,942,000	364,000
Goodwill	5,329,000	1,141,000

Total assets	$170,356,000	$58,340,000

As of December 31, 2008, goodwill had a balance of $0. For the years ended December 31, 2010 and 2009, due to acquisitions in our senior living operations segment, we recorded approximately $4.2 million and $1.1 million, respectively, of goodwill. As of December 31, 2010 and 2009, goodwill had a balance of approximately $5.3 million and $1.1 million, respectively, all related to senior living operations segment.
13. Notes Payable
Notes payable were $80.8 million and $20.3 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.50% to 6.50% per annum and a weighted average effective interest rate of 6.09% per annum. As of December 31, 2010, we had $46.0 million of fixed rate debt, or 57% of notes payable, at a weighted average interest rate of 4.34% per annum and $34.8 million of variable rate debt, or 43% of notes payable, at a weighted average interest rate of 8.41% per annum. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 6.50% per annum and a weighted average effective interest rate of 6.36% per annum.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2010, we were in compliance with all such covenants and requirements.

			Outstanding	Outstanding
			Principal Balance	Principal Balance
		Interest	as of December 31,	as of December 31,
Property Name	Payment Type	Rate	2010(1)	2009(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,586,000	$—	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,904,000	$10,000,000	December 16, 2019
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,530,000	$—	December 22, 2016
Hedgcoxe Health Plaza	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$—	November 18, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,336,000	$7,500,000	January 5, 2015
Oakleaf Village Portfolio	(2)	(2)	$17,849,000	$—	April 30, 2015
Oakleaf Village at Lexington	—	—	—	—	—
Oakleaf Village at Greenville	—	—	—	—	—
River’s Edge of Yardley	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	$—	November 18, 2012
Rome LTACH Project (3)	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$8,588,000	$—	December 18, 2012
Littleton Specialty Rehabilitation Facility (4)	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$1,000	$—	December 22, 2015
The Oaks Bradenton	(5)	(5)	$2,738,000	$2,760,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	$—	September 1, 2013

			$80,792,000	$20,260,000

(1)	As of December 31, 2010 and 2009, all notes payable are secured by the underlying real estate.

(2)	The aggregate loan amount is composed of a restatement date balance of approximately $12.9 million outstanding with respect to a prior loan (the “Initial Loan”), and an additional amount of approximately $5.1 million disbursed on the closing date (the “Restatement Date Loan”). From June 1, 2010 through the maturity date, payments on the Restatement Date Loan are due monthly and based upon a 30-year amortization schedule. From June 1, 2010 through January 10, 2011, payments on the Initial Loan are due monthly based upon a 25-year amortization schedule, thereafter through maturity, payments on the Initial Loan are due monthly based upon a 30-year amortization schedule. The Restatement Date Loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3-month LIBOR rate (the “Contract Rate”). The outstanding balance of the Initial Loan bears interest at a rate of 6.62% per annum until January 10, 2011 and thereafter at the contract rate. In connection with our Oakleaf Village Portfolio financing, we incurred financing cost $3,000 for the year ended December 31, 2010.

(3)	For the years ended December 31, 2010, 2009, and 2008 we had not expensed any interest expense related to the Rome LTACH Project. For the year ended December 31, 2010, interest expense and deferred financing fees of $101,000 and $130,000, respectively, were capitalized.

(4)	For the years ended December 31, 2010, 2009, and 2008 we had not expensed any interest expense related to the Littleton Specialty Rehabilitation Facility. For the year ended December 31, 2010, deferred financing fees of $2,000 was capitalized.

(5)	Of the total loan amount, $2.4 million bears a fixed interest rate of 6.25% per annum. The remaining $0.36 million bears a variable interest rate equivalent to the prevailing market certificate of deposit rate plus a 1.5% margin. Monthly payments for the first twelve months will be interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.
On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25,000,000 revolving credit facility. The credit facility may be increased in the future in incremental amounts of at least $25.0 Million at our request subject to attaining certain portfolio size targets. The initial term of the credit facility is 24 months, maturing on November 18, 2012, and may be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The credit facility will be secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the credit facility. The interest rate for this credit facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. The credit facility also requires payment of a fee of up to 25 basis points related to unused credit available to us under the credit facility. We are entitled to prepay the obligations at any time without penalty. In connection with our credit facility, we incurred $7,000 of interest expense on the unused credit available to us under the credit facility.
In connection with our notes payable, we had incurred financing costs totaling approximately $1.7 million and $0.3 million, as of December 31, 2010 and 2009, respectively. These financing costs have been capitalized and are being amortized over the life of the agreements. For the years ended December 31, 2010, 2009 and 2008, approximately $104,000, $111,000 and $0, respectively, of deferred financing costs were amortized and included in interest expense in the consolidated statements of operations.
The principal payments due on our notes payable as of December 31, 2010 for each of the next five years are as follows:

Principal
Year	amount
2011	$793,000
2012	849,000
2013	22,720,000
2014	3,500,000
2015	23,855,000
2016 and thereafter	29,075,000

Total	$80,792,000

Interest Expense and Deferred Financing Cost
The following table sets forth our gross interest expense and deferred financing cost amortization for the years ended December 31, 2010, 2009 and 2008. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	For the Years Ended December 31,
	2010	2009	2008
Gross interest expense and deferred financing cost amortization	$2,606,000	$1,053,000	$1,000
Capitalized interest expense and deferred financing cost amortization	(233,000)	—	—

Interest Expense	$2,373,000	$1,053,000	$1,000

14. Commitments and Contingencies
Acquisition Commitment
On December 30, 2010, we became obligated under a purchase and sale agreement to acquire Forestview Manor from a non-related party, for a purchase price of approximately $10.8 million. Refer to Note 17 Subsequent Events of the consolidated financial statements.
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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Revenues	$5,754,000	$4,955,000	$4,071,000	$3,042,000
Expenses	7,165,000	5,928,000	5,160,000	3,651,000

Loss from operations	$(1,411,000)	$(973,000)	$(1,089,000)	$(609,000)

Net loss	$(2,254,000)	$(1,648,000)	$(1,626,000)	$(943,000)
Noncontrolling interest	34,000	40,000	82,000	(4,000)

Net loss attributable to common stockholders	$(2,220,000)	$(1,608,000)	$(1,544,000)	$(947,000)

Net loss per common share attributable to common stockholders — basic and diluted	$(0.21)	$(0.18)	$(0.22)	$(0.17)

Weighted average shares	10,518,801	8,782,378	7,099,586	5,414,179

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Revenues	$2,072,000	$1,889,000	$1,645,000	$1,055,000
Expenses	3,030,000	2,428,000	2,329,000	1,983,000

Loss from operations	$(958,000)	$(539,000)	$(684,000)	$(928,000)

Net loss	$(1,244,000)	$(829,000)	$(958,000)	$(1,118,000)
Noncontrolling interest	(57,000)	8,000	24,000	10,000

Net loss attributable to common stockholders	$(1,301,000)	$(821,000)	$(934,000)	$(1,108,000)

Net loss per common share attributable to common stockholders — basic and diluted	$(0.31)	$(0.30)	$(0.51)	$(0.89)

Weighted average shares	4,160,842	2,775,594	1,838,828	1,240,370
16. Business Combinations
We completed six property acquisitions during 2010. The following summary provides the allocation of the acquired assets and liabilities of Oakleaf at Greenville and Oakleaf at Lexington, together as Oakleaf Village, Global Rehab Inpatient Facility, Terrace at Mountain Creek, Hedgcoxe Health Plaza, Carriage Court of Hilliard, and River’s Edge of Yardley (the “2010 Acquisitions”) as of the respective dates of acquisitions. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The detail of the purchase price of the six acquired properties:

		Global Rehab	Terrace at			Carriage	Hedgcoxe
	Oakleaf	Inpatient	Mountain		River's Edge	Court of	Health
	Village	Facility	Creek		of Yardley	Hilliard	Plaza	Total
Land	$3,118,000	$2,004,000	$1,880,000		$860,000	$1,580,000	$1,580,000	$11,022,000
Buildings & improvements	20,039,000	10,088,000	5,901,000		2,690,000	11,690,000	5,809,000	56,217,000
Site improvements	499,000	280,000	169,000		320,000	490,000	330,000	2,088,000
Furniture & fixtures	515,000	—	160,000		190,000	840,000	—	1,705,000
Tenant Improvements	—	—	—		—	—	249,000	249,000
Intangible assets	1,811,000	2,378,000	840,000		370,000	260,000	754,000	6,413,000
Other assets	—	—	98,000		—	736,000	289,000	1,123,000
Note payable assumed	(12,902,000)	—	—		—	(13,586,000)	—	(26,488,000)
Security deposits and other liabilities	—	—	(1,077,000	(1)	—	(172,000)	(49,000)	(1,298,000)
Assets contributed by noncontrolling interest	(1,880,000)	—	—		—	—	—	(1,880,000)
Goodwill	1,018,000	—	550,000		70,000	2,549,000	—	4,187,000

Real estate acquisitions	$12,218,000	$14,750,000	$8,521,000		$4,500,000	$4,387,000	$8,962,000	$53,338,000

Acquisition expenses	$364,000	$98,000	$194,000		$109,000	$86,000	$62,000	$913,000

(1)	The facility was purchased, from an affiliate of Wilkinson Real Estate, a non-related party, for a purchase price of approximately $8.5 million. The acquisition includes a $1.0 million earn-out provision. Wilkinson Real Estate may exercise the earn-out provision at any point during the first three years after closing. The earn out amount value will be calculated based on the excess of trailing six month net operating income, capped at 10%, over the purchase price.
The Company recorded revenues and net losses for the year ended December 31, 2010 of approximately $5.8 million and $0.9 million, respectively, related to the 2010 Acquisitions. The following unaudited pro forma information for the years ended December 31, 2010 and 2009 has been prepared to reflect the incremental effect of the 2010 Acquisitions as if such acquisitions had occurred on January 1, 2009.

	Year ended December 31, 2010	Year ended December 31, 2009
Revenues	$29,311,000	$27,252,000
Net loss	$(7,030,000)	$(5,829,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.65)	$(0.66)
We completed four property acquisitions during 2009. The following summary provides the allocation of the acquired assets and liabilities of Caruth Haven Court, The Oaks Bradenton, GreenTree at Westwood and Mesa Vista Inn Health Center (the “2009 Acquisitions”) as of the respective dates of acquisitions. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The breakdown of the purchase price of the four acquired properties:

	Caruth Haven Court	The Oaks Bradenton	GreenTree at Westwood		Mesa Vista Inn Health Center	Total
Land	$4,256,000	$390,000	$714,000		$2,010,000	$7,370,000
Buildings & improvements	13,871,000	2,733,000	3,670,000		10,264,000	30,538,000
Site improvements	115,000	86,000	47,000		166,000	414,000
Furniture & fixtures	273,000	112,000	131,000		559,000	1,075,000
Intangible assets	1,370,000	773,000	619,000		—	2,762,000
Other assets	42,000	—	18,000		11,000	71,000
Note payable	—	—	—		(7,500,000)	(7,500,000)
Security deposits and other liabilities	(237,000)	(12,000)	(597,000	)(1)	(747,000)	(1,593,000)
Goodwill	363,000	406,000	372,000		—	1,141,000

Real estate acquisitions	$20,053,000	$4,488,000	$4,974,000		$4,763,000	$34,278,000

Acquisition Expenses	$845,000	$271,000	$163,000		$434,000	$1,713,000

(1)	The facility was purchased Greentree at Westwood, LLC, a non related party, for a purchase price of $5.2 million. Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property is to be calculated and paid to the seller as earn-out payments based upon the net operating income, as defined, of the property during each of the three-years following our acquisition of the property. The maximum aggregate amount that the seller may receive under the earn-out provision is $1.0 million.
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

17. Subsequent Events
Property Acquisition
On January 14, 2011, we purchased an assisted living property, Forestview Manor, from 153 Parade Road, LLC a non-related party, for a purchase price of approximately $10.8 million. The acquisition was funded with our revolving credit facility from KeyBank National Association and with proceeds from our initial public offering.
Greentree at Westwood Financing
On February 11, 2011, we funded $2.8 million through the revolving credit facility from KeyBank National Association for Greentree at Westwood.
Sale of Shares of Common Stock
As of March 17, 2011, we had raised approximately $123.3 million through the issuance of approximately12.4 million shares of our common stock under our Offering, excluding, approximately 509,000 shares that were issued pursuant to our distribution reinvestment plan reduced by approximately 157,000 shares pursuant to our stock repurchase program.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$—	$—	$—	$—

Year Ended December 31, 2009:
Allowance for doubtful accounts	$—	$11,000	$(11,000)	$—

Year Ended December 31, 2010:
Allowance for doubtful accounts	$—	$35,000	$—	$35,000

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

											Life on which
				Costs							Depreciation in
		Initial Cost		Capitalized	Gross Amount Invested						Latest Income
			Building &	Subsequent to		Building and		Accumulated	Date of	Date	Statement is
Description	Encumbrances	Land	Improv.	Acquisition	Land	Improv.	Total	Depreciation	Construct	Acquired	Computed
Caruth Haven Court Highland Park, TX	$9,904,000	$4,256,000	$13,986,000	$188,000	$4,256,000	$14,174,000	$18,430,000	$738,000	1999	01/22/09	39 years

The Oaks Bradenton Bradenton, FL	2,738,000	390,000	2,818,000	2,000	390,000	2,820,000	3,210,000	127,000	1996	05/01/09	39 years

GreenTree Columbus, IN	—	714,000	3,717,000	17,000	714,000	3,734,000	4,448,000	100,000	1998	12/30/09	39 years

Mesa Vista Inn Health Center San Antonio, TX	7,336,000	2,010,000	10,430,000	—	2,010,000	10,430,000	12,440,000	274,000	2008	12/31/09	39 years

Rome LTACH Project	8,588,000	—	—	—	—	—	—	—		01/12/10	—
Oakleaf Village Portfolio	17,849,000
Oakleaf Village at Lexington		1,767,000	10,768,000	3,000	1,767,000	10,771,000	12,538,000	191,000	1999	04/30/10	39 years
Oakleaf Village at Greenville		1,351,000	9,770,000	4,000	1,351,000	9,774,000	11,125,000	174,000	2001	04/30/10	39 years
Global Rehab Inpatient Rehab Facility	7,530,000	2,004,000	10,368,000	—	2,004,000	10,368,000	12,372,000	104,000	2008	08/19/10	39 years
Terrace at Mountain Creek	5,700,000	1,880,000	6,070,000	—	1,880,000	6,070,000	7,950,000	55,000	1995	09/03/10	39 years
Specialty Rehabilitation Facility Project	1,000	557,000	—	—	557,000	—	557,000	—	—	12/15/10	—
Hedgcoxe	5,060,000	1,580,000	6,388,000	—	1,580,000	6,388,000	7,968,000	6,000	2008	12/22/10	38 years
River’s Edge of Yardley	2,500,000	860,000	3,010,000	—	860,000	3,010,000	3,870,000	6,000	1996	12/22/10	25 years
Carriage Court of Hilliard	13,586,000	1,580,000	12,180,000	—	1,580,000	12,180,000	13,760,000	11,000	1998	12/22/10	31 years

Totals	$80,792,000	$18,949,000	$89,505,000	$214,000	$18,949,000	$89,719,000	$108,668,000	$1,786,000

(a)	The changes in total real estate for the years ended December 31, 2010 are as follows.

		Accumulated
	Cost	Depreciation
Balance at December 31, 2008	$—	$—
2009 Acquisitions	30,952,000	399,000
2009 Additions	93,000	6,000

Balance at December 31, 2009	$31,045,000	$405,000
2010 Acquisitions	58,553,000	555,000
2010 Additions	121,000	826,000

Balance at December 31, 2010	$89,719,000	$1,786,000

(b)	For federal income tax purposes, the aggregate cost of our thirteen properties is approximately $122.8 million.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE HEALTHCARE PLUS REIT, INC.
By:	/s/ TERRY G. ROUSSEL
TERRY G. ROUSSEL
Chief Executive Officer, President and Chairman of the Board of Directors Date: March 23, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2011.

Name	Title

/s/ Terry G. Roussel Terry G. Roussel	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Sharon C. Kaiser Sharon C. Kaiser	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven M. Pearson Steven M. Pearson	Director

/s/ James M. Skorheim James M. Skorheim	Director

/s/ Barry A. Chase Barry A. Chase	Director

/s/ William Bloomer William Bloomer	Director

/s/ Romeo Cefalo Romeo Cefalo	Director

/s/ William Sinton William Sinton	Director

/s/ Ronald Shuck Ronald Shuck	Director

Ex.	Description
1.1	Form of Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-11 (No. 333-168013) filed on July 7, 2010 (“Registration Statement”)).

1.2	Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to the Registration Statement).

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

3.2	Articles of Amendment of the Registrant, dated as of December 29, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-139704), filed on March 21, 2007).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-139704) filed on July 16, 2007 (“Pre-Effective Amendment No. 3”)).

10.2	Form of Employee and Director Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3).

10.3	Agreement of Limited Partnership of Cornerstone Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2).

10.4	Purchase and Sale Agreement, as amended, by and between Cornerstone Growth and Income Operating Partnership, L.P. and SHP II Caruth, LP, a Texas limited partnership. (incorporated by reference to the Registrant’s current report on Form 8-K filed November 13, 2008).

10.5	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by and between by and between Caruth Haven L.P, a Delaware limited partnership as trustor, Peter S. Graf, as trustee, and KeyCorp Real Estate Capital Markets, Inc., an Ohio Corporation as beneficiary, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6	Multifamily Note by and between Caruth Haven L.P, a Delaware limited partnership as borrower, and KeyCorp Real Estate Capital Markets, Inc., an Ohio Corporation , dated as of December 16, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Purchase and Sale Agreement, by and between Greentree Acquisition, LLC, a Delaware limited liability company and Greentree at Westwood, LLC, an Indiana limited liability company, dated December 30, 2009 (incorporated by reference to the Registrant’s current report on Form 8-K filed January 6, 2010).

10.8	Purchase and Sale Agreement, by and between MVI Health Center, LP, a Delaware limited partnership and SNF Mesa Vista, LLC, an Texas limited liability company, dated December 31, 2009 (incorporated by reference to the Registrant’s current report on Form 8-K filed January 6, 2010).

Ex.	Description
10.9	Deed of Trust (Security Agreement and Financing Statement) by and between HHC San Antonio Northwest NC, LP, as Grantor, PlainsCapital Bank, as Beneficiary, and Frank Jackel, as Trustee, dated as of March 23, 2007 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Promissory Note by and between HHC San Antonio Northwest NC, LP, as Borrower, and PlainsCapital Bank, as Lender, dated as of March 23, 2007 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Assumption Agreement by and between SNF Mesa Vista, LLC, a Texas limited liability company and MVI Health Center, LP, a Delaware limited partnership, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Amended and Restated Lease Agreement by and between MVI Health Center, LP, a Delaware limited partnership as Lessor and PM Management — Babcock NC, LLC, a Texas limited liability company as Lessee, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.13	Membership Interests Sales and Purchase Agreement by and between Royal Senior Care, LLC and Cornerstone Oakleaf Village, LLC, dated as of March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2010).

10.14	Amended and Restated Limited Liability Company Agreement of Royal Cornerstone South Carolina Portfolio, LLC, by and among Cornerstone Oakleaf Village, LLC, and RSC South Carolina Interests, LLC, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 5, 2010).

10.15	Amended and Restated Limited Liability Company Agreement of Royal Cornerstone South Carolina Tenant Portfolio, LLC, by and among Cornerstone Oakleaf Village TRS, LLC, and RSC South Carolina Interests, LLC, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 5, 2010).

10.16	Amended and Restated Loan Agreement among RSC Oakleaf Greenville, LLC, RSC Oakleaf Lexington, LLC and General Electric Capital Corporation, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 5, 2010).

10.17	Purchase and Sale Agreement, by and between Global Rehab Dallas, LP, a Delaware limited partnership and GR IRF I, LP, a Texas limited partnership, dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2010).

10.18	First Amendment to Purchase and Sale Agreement, by and between Global Rehab Dallas, LP, a Delaware limited partnership and GR IRF I, LP, a Texas limited partnership, dated July 19, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 25, 2010).

10.19	Second Amendment to Purchase and Sale Agreement, by and between Global Rehab Dallas, LP, a Delaware limited partnership and GR IRF I, LP, a Texas limited partnership, dated August 17, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 25, 2010).

10.20	Hospital Lease Agreement dated August 28, 2007 with GlobalRehab, LP, a Texas limited partnership, as lessee, as amended on September 18, 2007, November 9, 2007, February 19, 2009 and August 2, 2010 (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-139704).

Ex.	Description
10.21	Credit Agreement by and Among Cornerstone Healthcare Plus Operating Partnership, L.P. and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2010 (incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-168013).

10.22	The Purchase and Sale Agreement by and Among Hilliard ALF, LLC, a Delaware limited liability company and Carriage Court Hilliard, LLC, a Delaware limited liability company and Carriage Court Hilliard Lessee, LLC, a Delaware limited liability company and Lawyers Title Insurance Corporation, a Nebraska corporation, dated July 18, 2010 (incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-168013).

10.23	Release and Assumption Agreement by and between Hilliard ALF, LLC, a Delaware limited liability company, and Hilliard ALF TRS, LLC, a Delaware limited liability company and Carriage Court Hilliard, LLC, a Delaware limited liability company and Carriage Court Hilliard Lessee, LLC, a Delaware limited liability company, dated December 22, 2010 (incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-168013).

10.24	Mortgage Note by and between Carriage Court Hilliard, LLC, a Delaware limited liability company and Red Mortgage Capital, Inc., an Ohio corporation, dated July 30, 2009 (incorporated by reference to Exhibit 10.24 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-168013).

10.25	Operating Agreement of Cornerstone Rome LTH Partners LLC, a Delaware limited liability company, dated effective as of December 18, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010).

10.26	Agreement of Limited Partnership of Rome LTH Partners, LP, a Texas limited partnership, dated effective as of December 18, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010).

10.27	Loan Agreement Between Mutual of Omaha Bank and Rome LTH Partners, LP dated as of December 18, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010).

10.28	Ground Lease Agreement with Floyd Healthcare Management, Inc, d/b/a Floyd Medical Center dated as of December 18, 2010 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010).

10.29	Lease Agreement dated effective as of December 18, 2009 entered into by and between Rome LTH Partners, LP, and The Specialty Hospital, LLC. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010).

10.30	Lease Agreement dated effective as of December 18, 2009 entered into by and between Rome LTH Partners, LP, and Floyd Healthcare Management, Inc, d/b/a Floyd Medical Center. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2010).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

21.1	List of Subsidiaries (filed herewith).

Ex.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).