Form 10-Q
period 2011-03-31
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2011-05-27
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes     ☐ No
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
☐ Yes     ☑ No
     As of May 10, 2011, there were 13,079,203 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding.

PART I — FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Healthcare Plus REIT, Inc.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$37,937,000	$29,819,000
Investments in real estate
Land	20,269,000	18,949,000
Buildings and improvements, net	109,468,000	87,933,000
Furniture, fixtures and equipment, net	2,617,000	2,410,000
Development costs and construction in progress	288,000	13,669,000
Intangible lease assets, net	7,718,000	5,907,000

	140,360,000	128,868,000

Deferred financing costs, net	1,266,000	1,382,000
Tenant and other receivables	1,629,000	1,462,000
Receivable from related parties, net (Note 13)	—	—
Deferred costs and other assets	1,562,000	554,000
Restricted cash	2,824,000	2,942,000
Goodwill	5,606,000	5,329,000

Total assets	$191,184,000	$170,356,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$90,885,000	$80,792,000
Accounts payable and accrued liabilities	8,525,000	4,886,000
Payable to related parties	1,000	65,000
Prepaid rent and security deposits	1,403,000	1,127,000
Distributions payable	807,000	722,000

Total liabilities	101,621,000	87,592,000

Commitments and contingencies (Note 14)

Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized; no shares were issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,827,244 and 11,592,883 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	128,000	116,000
Additional paid-in capital	100,046,000	91,588,000
Accumulated deficit	(13,315,000)	(11,722,000)

Total stockholders’ equity	86,859,000	79,982,000
Noncontrolling interests	2,704,000	2,782,000

Total equity	89,563,000	82,764,000

Total liabilities and equity	$191,184,000	$170,356,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental revenues	$7,560,000	$2,437,000
Resident services and fee income	1,702,000	495,000
Tenant reimbursements and other income	323,000	110,000

	9,585,000	3,042,000
Expenses:
Property operating and maintenance expenses	5,688,000	1,860,000
General and administrative expenses	664,000	528,000
Asset management fees and expenses	431,000	165,000
Real estate acquisition costs and earn out costs	1,127,000	458,000
Depreciation and amortization	1,861,000	640,000

	9,771,000	3,651,000

Loss from operations	(186,000)	(609,000)

Other income (expense):
Interest income	4,000	3,000
Interest expense	(1,476,000)	(337,000)

Net loss	(1,658,000)	(943,000)
Less: Net (loss) income attributable to the noncontrolling interests	(65,000)	4,000

Net loss attributable to common stockholders	$(1,593,000)	$(947,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.13)	$(0.17)

Weighted average number of common shares	12,207,623	5,414,179

Distribution declared, per common share	$0.19	$0.19

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Common Stock
		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Capital	Deficit	Equity	Interests	Total Equity
Balance — December 31, 2010	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$2,782,000	$82,764,000
Issuance of common stock	1,278,151	13,000	12,682,000	—	12,695,000	—	12,695,000
Redeemed shares	(43,790)	(1,000)	(409,000)	—	(410,000)	—	(410,000)
Noncontrolling interest contribution	—	—	—	—	—	—	—
Offering costs	—	—	(1,539,000)	—	(1,539,000)	—	(1.539,000)
Distributions	—	—	(2,276,000)	—	(2,276,000)	(13,000)	(2,289,000)
Net (loss) income	—	—	—	(1,593,000)	(1,593,000)	(65,000)	(1,658,000)

Balance — March 31, 2011	12,827,244	$128,000	$100,046,000	$(13,315,000)	$86,859,000	$2,704,000	$89,563,000

	Common Stock
		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling
	Shares	Value	Capital	Deficit	Equity	Interests	Total Equity
Balance — December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	1,403,524	14,000	13,997,000	—	14,011,000	—	14,011,000
Redeemed shares	(10,209)	—	(98,000)	—	(98,000)	—	(98,000)
Noncontrolling interest contribution	—	—	—	—	—	886,000	886,000
Offering costs	—	—	(1,546,000)	—	(1,546,000)	—	(1,546,000)
Distributions	—	—	(1,031,000)	—	(1,031,000)	(4,000)	(1,035,000)
Net (loss) income	—	—	—	(947,000)	(947,000)	4,000	(943,000)

Balance — March 31, 2010	6,387,066	$64,000	$50,873,000	$(6,350,000)	$44,587,000	$886,000	$45,473,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,658,000)	$(943,000)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisitions):
Amortization of deferred financing costs	154,000	9,000
Depreciation and amortization	1,861,000	640,000
Straight-line rent amortization	(200,000)	(73,000
Real estate earn out costs	521,000	—
Bad debt expense	1,630,000	—
Change in operating assets and liabilities:
Tenant and other receivables	34,000	240,000
Deferred costs and deposits	—	(69,000)
Prepaid expenses and other assets	(731,000)	44,000
Restricted cash	264,000
Prepaid rent and tenant security deposits	276,000	56,000
Payable to related parties	(38,000)	(206,000)
Receivable from related parties	(1,630,000)	—
Accounts payable and accrued liabilities	1,100,000	350,000

Net cash provided by operating activities	1,583,000	48,000

Cash flows from investing activities:
Real estate acquisitions	(10,750,000)	—
Additions to real estate	(179,000)	(7,000)
Restricted cash	(146,000)	(750,000)
Development of real estate	(779,000)	(2,243,000)
Acquisition deposits	(170,000)	(535,000)

Net cash used in investing activities	(12,024,000)	(3,535,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,609,000	13,545,000
Redeemed shares	(410,000)	(98,000)
Repayment of note payable	(209,000)	(46,000)
Proceeds from notes payable	10,302,000	1,000
Offering costs	(1,565,000)	(1,692,000)
Deferred financing costs	(50,000)	(10,000)
Noncontrolling interest contribution	—	886,000
Distributions paid to stockholders	(1,105,000)	(484,000)
Distributions paid to noncontrolling interests	(13,000)	(4,000)

Net cash provided by financing activities	18,559,000	12,098,000

Net increase in cash and cash equivalents	8,118,000	8,611,000
Cash and cash equivalents — beginning of period	29,819,000	14,900,000

Cash and cash equivalents — end of period	$37,937,000	$23,511,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,260,000	$219,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$807,000	$386,000
Distribution reinvested	$1,086,000	$466,000
Capitalized interest	$19,000	$—
Payable to related parties	$—	$104,000
Accrued acquisition fees	$—	$30,000
Accrued promote monetization liability	$2,018,000	$—
Deferred financing amortization capitalized to real estate development	$12,000	$—
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)
1. Organization
Cornerstone Healthcare Plus REIT, Inc. (formerly known as Cornerstone Growth & Income REIT, Inc.), a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Cornerstone Healthcare Plus REIT, Inc. and its consolidated subsidiaries, except where context otherwise requires. We are recently formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Subject to certain restrictions and limitations, our business is managed by an affiliate, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Advisor”), pursuant to an advisory agreement.
Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At March 31, 2011, we owned approximately a 99.8% general partner interest in the Operating Partnership while the Advisor owned approximately a 0.2% limited partnership interest. In addition, the Advisor owned approximately a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
For federal income tax purposes, we have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2008. REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies will have direct control of the daily operations of these assisted-living properties.
2. Public Offering
On November 14, 2006, Terry G. Roussel purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our charter authorizes the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share.
On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of approximately $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan.
On February 4, 2011, the Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan.
As of March 31, 2011, we had sold a total of approximately 12.5 million shares of our common stock for aggregate gross proceeds of approximately $124.5 million. We intend to use the net proceeds of our offerings to invest in real estate including healthcare, multi-tenant industrial, net-leased retail properties and other real estate investments where we believe there are opportunities to enhance cash flow and value.

On April 29, 2011 we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering; however, the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. In addition, the Independent Directors Committee is continuing to evaluate possible changes to our advisory relationships.
3. Summary of Significant Accounting Policies
For more information regarding our critical accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
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
Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2010 Annual Report on Form 10-K, as filed with the SEC.
Fair Value of Financial Instruments
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
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
Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, deferred costs and other assets, prepaid rent and security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected payment.
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of March 31, 2011 and 2010, the fair value of notes payable was approximately $91.9 million and $20.2 million, compared to the carrying value of approximately $90.9 million and $20.2 million, respectively.

4. Investment in Real Estate
The following table provides summary information regarding our current property portfolio.

						March 31,	March 31,
		Date	Gross Square		Purchase	2011	2011
Property	Location	Purchased	Feet		Price	Debt	% Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647		$20,500,000	$9,875,000	95.60%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172		$4,500,000	$2,728,000	100.00%
GreenTree at Westwood (1)	Columbus, IN	12/30/09	50,249		$5,150,000	$2,832,000	94.83%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525		$13,000,000	$7,282,000	100.00%
Rome LTACH Project	Rome, GA	01/12/10	53,000		(2)	$10,122,000	100.00%
Oakleaf Village Portfolio						$17,794,000
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	67,000		$14,512,000	$—	86.20%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	65,000		$12,488,000	$—	73.10%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,000		$14,800,000	$7,506,000	100.00%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643		$8,500,000	$5,700,000	88.89%
Littleton Specialty Rehabilitation Facility	Littleton, CO	12/16/10	26,808	(4)	(5)	$1,000	—
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184		$17,500,000	$13,550,000	80.95%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109		$9,094,000	$5,060,000	94.90%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146		$4,500,000	$2,500,000	97.96%
Forestview Manor	Meredith, NH	01/14/11	34,270		$10,750,000	$5,935,000	92.00%

(1)	The earn-out agreement associated with this acquisition was estimated to have a fair value of $0.7 million and $0.4 million as of March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, the expense of approximately $0.3 million related to the increased liability has been included in the condensed consolidated statements of operations under real estate acquisition costs and earn out costs.

(2)	Rome LTACH Project was completed in February 2011 and its first tenant moved in on February 1, 2011. As of March 31, 2011 we had recorded approximately $16.1 million in real estate assets. For the three months ended March 31, 2011, the expense related to the promote feature was approximately $0.2 million, which has been included in the condensed consolidated statements of operations under real estate acquisition costs and earn out costs.

(3)	The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of March 31, 2011. During the first quarter of 2011, we received the earn-out request from seller and we expect to pay the earn-out in the amount of $1.0 million during the second quarter of 2011.

(4)	Represents estimated gross square footage upon completion of development.

(5)	As of March 31, 2011, a total of approximately $0.8 million of equity had been invested in this project.
As of March 31, 2011, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

				Development
				costs and
		Buildings and	Furniture, fixtures	construction in	Intangible lease
	Land	improvements	and equipment	progress	assets
Cost	$20,269,000	$112,025,000	$3,140,000	$288,000	$11,937,000
Accumulated depreciation and amortization	—	(2,557,000)	(523,000)	—	(4,219,000)

Net	$20,269,000	$109,468,000	$2,617,000	$288,000	$7,718,000

As of December 31, 2010, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

				Development
				costs and
		Buildings and	Furniture, fixtures	construction in	Intangible lease
	Land	improvements	and equipment	progress	assets
Cost	$18,949,000	$89,719,000	$2,780,000	$13,669,000	$9,187,000
Accumulated depreciation and amortization	—	(1,786,000)	(370,000)	—	(3,280,000)

Net	$18,949,000	$87,933,000	$2,410,000	$13,669,000	$5,907,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended March 31, 2011 and 2010 was approximately $0.9 million and $0.2 million, respectively.
Amortization associated with the intangible assets for the three months ended March 31, 2011 and 2010 was $0.9 million and $0.4 million, respectively.
Estimated amortization for April 1, 2011 through December 31, 2011 and each of the subsequent years is as follows:

Intangible
assets
April 2011 — December 2011	$1,845,000
2012	$836,000
2013	$468,000
2014	$408,000
2015	$408,000
2016	$408,000
2017 and thereafter	$3,345,000
The estimated useful lives for intangible assets range from approximately one to twenty years. As of March 31, 2011, the weighted-average amortization period for intangible assets was 7.0 years.
5. Investments in Joint Ventures
Oakleaf Joint Venture
On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). The Oakleaf Joint Venture owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of March 31, 2011, total net assets related to Oakleaf Joint Venture were approximately $26.8 million, which includes approximately $25.3 million of real estate assets and total liabilities were approximately $18.3 million, which includes an approximately $17.8 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.
Rome LTACH Project
On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed approximately $2.7 million of capital to acquire a 75.0% limited partnership interest in Rome LTH Partners, LP. Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our sponsor, contributed approximately $0.5 million of capital to acquire a 15.0% limited partnership interest in Rome LTH Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.3 million to acquire an aggregate 9.5% limited partnership interest in the Rome LTH Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Rome LTH Partners LP. As of both March 31, 2011 and December 31, 2010, we owned a 75.0% of limited partnership interest in Rome LTH Partners, LP.
Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint ventures. At March 31, 2011, the construction of the free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia was completed. As of March 31, 2011, we believe that payments under these obligations are probable; accordingly, we have recorded approximately $2.2 million with respect to the monetization feature which had been included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. The amount to be paid upon monetization is based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity. Of the $2.2 million, we capitalized approximately $1.8 million and $0.2 million incurred during the construction period which are included in the intangible lease assets and building and improvements, respectively, of our condensed consolidated balance sheet and expensed post construction period approximately $0.2 million which had been included in real estate acquisition costs and earn out costs of our condensed consolidated statement of operations. We determined the fair value of this obligation using discounted cash flow analysis, incorporating market discount rate information for similar types of obligations, projected net income earned by the property and preferred return payments. As of March 31, 2011, total assets related to this project were approximately

$16.6 million, which includes approximately $16.1 million of real estate assets and total liabilities were approximately $13.2 million, which includes an approximately $10.1 million of secured mortgage debt.
ASC 820-10 establishes a three-tiered fair value hierarchy that prioritizes valuation technique input. Level 1 inputs (“observable inputs”) are quoted prices in active markets for identical assets or liabilities and are given the highest priority. Level 2 inputs (“other observable input”) are either observable directly or through corroborative with observable market data. Level 3 inputs (“unobservable inputs”) are unobservable in the market, such as internally developed valuation models. As of December 31, 2010, we had not recorded a liability with respect to the monetization feature of this joint venture. As of March 31, 2011, we measured the payments with respect to the monetization feature at approximately $2.2 million on a recurring basis using Level 3 inputs.
Littleton Specialty Rehabilitation Facility
On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute approximately $1.6 million of capital to acquire a 90% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of both March 31, 2011 and December 31, 2010, we owned a 90.0% of limited partnership interest in Littleton Med Partners, LP.
Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint ventures. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equities. At March 31, 2011, the specialty rehabilitation facility in Littleton, CO has not started construction and we have determined that sufficient uncertainty exists with respect to exercise of the monetization features that the probability of payment under the monetization obligation is not determinable; accordingly, we have not recognized the obligation in our March 31, 2011 condensed consolidated financial statements. As of the date of this report, the amount of contingent liability with respect to the monetization feature with regards to the development in Littleton, CO is inestimable.
6. Allowance for Doubtful Accounts
As of both March 31, 2011 and December 31, 2010, we had recorded $35,000 as an allowance for tenants and other receivables doubtful accounts and have fully reserved for a receivable from related parties.
7. Concentration of Risks
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that includes provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. As of March 31, 2011, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. We believe this risk is not significant.
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
Our senior living operations segment accounted for approximately 83.6% and 84.0% of total revenues for the three months ended March 31, 2011 and 2010, respectively. The following table provides information about our senior living operation segment concentration for the three months ended March 31, 2011:

	Percentage of	Percentage of
Operators	Segment Revenues	Total Revenues
Good Neighbor Care	24.6%	20.6%
Royal Senior Care	21.6%	18.0%
Woodbine Senior Living	21.4%	17.9%
12 Oaks Senior Living	21.1%	17.6%
Provision Living	5.9%	5.0%
Legend Senior Living	5.4%	4.5%

	100.0%	83.6%
Our triple-net leased segment accounted for approximately 13.7% and 16.0% of total revenues for the three months ended March 31, 2011 and 2010, respectively. The following table provides information about our triple-net leased segment for the year ended March 31, 2011:

	Percentage of	Percentage of
Tenant	Segment Revenues	Total Revenues
Babcock PM Management	37.4%	5.1%
Global Rehab Hospitals	32.7%	4.5%
The Specialty Hospital	27.1%	3.7%
Floyd Healthcare Management	2.8%	0.4%

	100.0%	13.7%
Our medical office building segment accounted for approximately 2.7% and 0% of total revenues for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, we owned 14 properties, geographically located in ten states. The following table provides information about our geographic risks by operating segment for the three months ended March 31, 2011:

	Percentage of	Percentage of
State	Segment Revenues	Total Revenues
Senior living operations
South Carolina	21.6%	18.0%
Texas	21.1%	17.6%
Ohio	14.3%	12.0%
Pennsylvania	10.9%	9.1%
New Hampshire	10.5%	8.8%
Tennessee	10.3%	8.6%
Indiana	5.9%	5.0%
Florida	5.4%	4.5%

Triple net leased properties
Texas	70.1%	9.6%
Georgia	29.9%	4.1%
Colorado (1)	—%	—%

Medical office building
Texas	100.0%	2.7%

(1)	Under construction as of March 31, 2011
8. Income Taxes
For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of March 31, 2011, we had acquired nine assisted-living facilities and formed nine wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would establish a valuation allowance which would reduce the provision for income taxes.
The consolidated income tax benefit for the three months ended March 31, 2011 and 2010 was approximately $0.2 million and $0 million, respectively, which has been included in general and administrative expenses of our condensed consolidated financial statements,. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards were utilized in 2010 with respect to the TRS entities. Net deferred tax assets related to the TRS entities totaled approximately $0.6 million and $0 million at March 31, 2011 and December 31, 2010, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. These deferred tax assets are included in deferred costs and other assets of our condensed consolidated balance sheets.
9. Payable to Related Parties
Payable to related parties at March 31, 2011 and December 31, 2010 was $1,000 and $65,000, respectively, which consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.
10. Segment Reporting
As of March 31, 2011, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.
On December 22, 2010, we completed the purchase of Hedgcoxe Health Plaza, a multi-tenant medical office building in Plano, TX. With the addition of Hedgcoxe Health Plaza, we determined that segregating our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business as a business segment consistent with management’s focus in assessing performance and operating decisions. Prior to the Hedgcoxe Health Plaza acquisition, we operated in two reportable segments: senior living operations and triple-net leased properties.
We evaluate performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenue less property operating and maintenance expenses. There are no intersegment sales or transfers. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, asset management fees and expenses, real estate acquisition costs, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

The following tables reconcile the segment activity to consolidated net income for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011
	Senior living	Triple-net leased	Medical office
	operations	properties	building	Consolidated
Rental revenues	$6,200,000	$1,159,000	$201,000	$7,560,000
Resident services and fee income	1,702,000	—	—	1,702,000
Tenant reimbursements and other income	110,000	158,000	55,000	323,000

	$8,012,000	$1,317,000	$256,000	$9,585,000
Property operating and maintenance expenses	5,445,000	173,000	70,000	5,688,000

Net operating income	$2,567,000	$1,144,000	$186,000	$3,897,000

General and administrative expenses				664,000
Asset management fees and expenses				431,000
Real estate acquisition costs and earn out costs				1,127,000
Depreciation and amortization				1,861,000
Interest income				(4,000)
Interest expense				1,476,000

Net loss				$(1,658,000)
Net loss attributable to the noncontrolling interests				(65,000)

Net loss attributable to common stockholders				$(1,593,000)

	For the three months ended March 31, 2010
	Senior living	Triple-net leased	Medical office
	operations	properties	building	Consolidated
Rental revenues	$1,990,000	$447,000	$—	$2,437,000
Resident services and fee income	495,000	—	—	495,000
Tenant reimbursements and other income	70,000	40,000	—	110,000

	$2,555,000	$487,000	$—	$3,042,000
Property operating and maintenance expenses	1,820,000	40,000	—	1,860,000

Net operating income	$735,000	$447,000	$—	$1,182,000

General and administrative expenses				528,000
Asset management fees and expenses				165,000
Real estate acquisition costs and earn out costs				458,000
Depreciation and amortization				640,000
Interest income				(3,000)
Interest expense				337,000

Net loss				$(943,000)
Net income attributable to the noncontrolling interests				4,000

Net loss attributable to common stockholders				$(947,000)

The following table reconciles the segment activity to consolidated financial position as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Assets
Investment in real estate:
Senior living operations	$87,811,000	$78,722,000
Triple-net leased properties	43,911,000	41,433,000
Medical office building	8,638,000	8,713,000

Total reportable segments	$140,360,000	$128,868,000
Reconciliation to consolidated assets:
Cash and cash equivalents	37,937,000	29,819,000
Deferred financing costs, net	1,266,000	1,382,000
Tenant and other receivables, net	1,629,000	1,462,000
Deferred costs and other assets	1,562,000	554,000
Restricted cash	2,824,000	2,942,000
Goodwill	5,606,000	5,329,000

Total assets	$191,184,000	$170,356,000

As of March 31, 2011 and December 31, 2010, goodwill had a balance of approximately $5.6 million and $5.3 million, respectively, all related to senior living operations segment. During the first quarter of 2011, due to an acquisition in our senior living operations segment, we recorded approximately $0.3 million of goodwill.
11. Notes Payable
Notes payable were approximately $90.9 million and $80.8 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.5% to 6.5% per annum and a weighted average effective interest rate of 6.08% per annum. As of March 31, 2011, we had $40.6 million of fixed rate debt, or approximately 45% of notes payable, at a weighted average interest rate of 4.90% per annum and $50.3 million of variable rate debt, or approximately 55% of notes payable, at a weighted average interest rate of 5.99% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 6.50% per annum and a weighted average effective interest rate of 6.09% per annum.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2011, we were in compliance with all such covenants and requirements.

			Outstanding	Outstanding
			Principal Balance	Principal Balance
		Interest	as of March 31,	as of December 31,
Property Name	Payment Type	Rate	2011(1)	2010(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,550,000	$13,586,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,875,000	$9,904,000	December 16, 2019
Greentree	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,832,000	—	November 18, 2012
Forestview Manor	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,935,000	—	November 18, 2012
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,506,000	$7,530,000	December 22, 2016
Hedgcoxe Health Plaza	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$5,060,000	November 18, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,282,000	$7,336,000	January 5, 2015
Oakleaf Village Portfolio	(2)	(2)	$17,794,000	$17,849,000	April 30, 2015
Oakleaf Village at Lexington	—	—	—	—	—
Oakleaf Village at Greenville	—	—	—	—	—
River’s Edge of Yardley	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	$2,500,000	November 18, 2012
Rome LTACH Project (3)	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$10,122,000	$8,588,000	December 18, 2012
Littleton Specialty Rehabilitation Facility (4)	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$1,000	$1,000	December 22, 2015
The Oaks Bradenton	(5)	(5)	$2,728,000	$2,738,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	$5,700,000	September 1, 2013

			$90,885,000	$80,792,000

(1)	As of March 31, 2011 and December 31, 2010, all notes payable are secured by the underlying real estate.

(2)	The aggregate loan amount is composed of a restatement date balance of approximately $12.9 million outstanding with respect to a prior loan (the “Initial Loan”), and an additional amount of approximately $5.1 million disbursed on the closing date (the “Restatement Date Loan”). From June 1, 2010 through the maturity date, payments on the Restatement Date Loan are due monthly and based upon a 30-year amortization schedule. From June 1, 2010 through January 10, 2011, payments on the Initial Loan were due monthly based upon a 25-year amortization schedule, thereafter through maturity, payments on the Initial Loan are due monthly based upon a 30-year amortization schedule. The Restatement Date Loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3-month LIBOR rate (the “Contract Rate”). The outstanding balance of the Initial Loan bore interest at a rate of 6.62% per annum until January 10, 2011 and thereafter bears interest at the Contract Rate. In connection with our Oakleaf Village Portfolio financing, we incurred financing costs of $3,000 for the year ended December 31, 2010.

(3)	For the three months ended March 31, 2011 and 2010 we had incurred approximately $0.1 million and $0 of interest expense related to the Rome LTACH Project. For the three months ended March 31, 2010, interest expense and deferred financing fees of $19,000 and $5,000, respectively, were capitalized.

(4)	For the three months ended March 31, 2011 and 2010 we had not incurred any interest expense related to the Littleton Specialty Rehabilitation Facility. For the three months ended March 31, 2010, deferred financing fees of $8,000 was capitalized.

(5)	Of the total loan amount, $2.4 million bears a fixed interest rate of 6.25% per annum. The remaining $0.4 million bears a variable interest rate equivalent to the prevailing market certificate of deposit rate plus a 1.5% margin. Monthly payments for the first twelve months will be interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.
In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25,000,000 revolving credit facility. The credit facility may be increased in the future in incremental amounts of at least $25.0 million at our request subject to attaining certain portfolio size targets. The initial term of the credit facility is 24 months, maturing on November 18, 2012, and may be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The credit facility will be secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the credit facility. The interest rate for this credit facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. The credit facility also requires payment of a fee of up to 25 basis points related to unused credit available to us under the credit facility. We are entitled to prepay the obligations at any time without penalty. The facility includes a financial covenant requiring us to raise at least $20 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we will be not be able to satisfy this covenant; however, we expect to negotiate a waiver of the covenant with the lender or to pay off the outstanding balance under the credit facility using currently available cash. As of March 31, 2011, the credit facility had a balance of approximately $16.3 million and we were in compliance with the covenants of the credit agreement.
The principal payments due on our notes payable for April 1, 2011 to December 31, 2011 and each of the subsequent years is as follows:

Principal
Year	amount
April 1, 2011 to December 31, 2011	$588,000
2012	$27,298,000
2013	$6,572000
2014	$3,499,000
2015	$23,852,000
2016 and thereafter	$29,076,000
Interest Expense and Deferred Financing Cost
The following table sets forth our gross interest expense and deferred financing cost amortization for the three months ended March 31, 2011 and 2010. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three Months Ended
	March 31,
	2011	2010
Gross interest expense and deferred financing cost amortization	$1,508,000	$370,000
Capitalized interest expense and deferred financing cost amortization	(32,000)	(33,000)

Interest expense	$1,476,000	$337,000

As of March 31,2011 and December 31, 2010, our net deferred financing costs were approximately $1.3 million and $1.4 million, respectively. All deferred amortized financing costs are capitalized and amortized over the life of the agreements.
12. Stockholders’ Equity
Common Stock
Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2011, including distributions reinvested, we had issued approximately 13.0 million shares of common stock for a total of approximately $129.3 million of gross proceeds in our initial and follow-on public offering. As of March 31, 2010, including distributions reinvested, we had issued approximately 6.4 million shares of common stock for total gross proceeds of approximately $64.0 million in our initial public offering.
Distributions
We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock at their election. We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of March 31, 2011 and December 31, 2010, approximately 509,000 and 394,000 shares, respectively, had been issued under the distribution reinvestment plan.
On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment plan and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. As a result, we suspended our distribution reinvestment plan effective as of May 10, 2011.
The following are the distributions declared during the three months ended March 31, 2011 and 2010:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2010 (1)	$525,000	$506,000	$1,031,000

First quarter 2011	$1,152,000	$1,124,000	$2,276,000

(1)	Distributions declared represented a return of capital for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow.
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

From our inception in October 2006 through March 31, 2011, we declared aggregate distributions of $10.5 million and our cumulative net loss during the same period was $13.3 million.
Stock Repurchase Program
We adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being repurchased in connection with a stockholder’s death. Under our stock repurchase program, the repurchase price varies depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares. Our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the repurchase price for our shares of stock, or suspend or terminate our stock repurchase program.
During the three months ended March 31, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

	Total Number	Average
	of Shares	Price Paid
Period	Redeemed	per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29

	43,790

During the three months ended March 31, 2010, we repurchased 10,209 shares pursuant to our stock repurchase program.
During the three months ended March 31, 2011, we received requests to have an aggregate of 89,261 shares repurchased pursuant to our stock repurchase program. Of these requests 1,525 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program.
Our board of directors may modify our stock repurchase program so that we can repurchase stock using the proceeds from the sale of our real estate investments or other sources. On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholder value. As a result, we suspended our stock repurchase program effective as of May 29, 2011.
13. Related Party Transactions
The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. We have an advisory agreement with the Advisor and dealer manager agreements with Pacific Cornerstone Capital, Inc. (“PCC”) related to our initial and follow-on public offerings, which entitle the Advisor and PCC to specified fees upon the provision of certain services to us, as well as reimbursement for organizational and offering costs incurred by the Advisor and PCC on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us.
Advisory Agreement
Under the terms of the advisory agreement, the Advisor is required to use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The advisory agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.
The fees and expense reimbursements payable to the Advisor under the advisory agreement are described below.

Organizational and Offering Costs. Organizational and offering costs of our offerings paid by the Advisor on our behalf are being reimbursed to the Advisor from the proceeds of our offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor is required to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings. As of March 31, 2011, the Advisor and its affiliates had incurred organizational and offering costs totaling approximately $5.0 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $4.9 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $0.9 million reduced the net proceeds of our follow-on offering. As of December 31, 2010, the advisor and its affiliates had incurred organizational and offering costs totaling approximately $4.6 million, including approximately $0.1 million of organizational costs that have been expensed and approximately $4.5 million of offering costs which reduce net proceeds of our offerings.
Acquisition Fees and Expenses. The advisory agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees will be paid upon receipt of offering proceeds, and the balance will be paid at the time we acquire a property. However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended March 31, 2011 and 2010, the Advisor earned approximately $0.3 million and $0.4 million in acquisition fees, respectively. As of March 31, 2011, the amount of acquisition fees that have been paid to the advisor, but have not yet been allocated to one of our investments is $0.9 million, that have been expensed and included in real estate acquisition costs and earn out costs in our condensed consolidated statements of operations.
Management Fees. The advisory agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis in book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP. In addition, we have historically reimbursed the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf. These fees and expenses are in addition to management fees that we expect to pay to third party property managers. For the three months ended March 31, 2011 and 2010, the Advisor earned approximately $0.4 million and $0.2 million of management fees, respectively, which were expensed. For the three months ended March 31, 2011 and 2010, the Advisor incurred $172,000 and $55,000, respectively, of such direct and indirect costs and expenses, which are included in asset management fees and expenses in the condensed consolidated statement of operations.
Operating Expenses. The advisory agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended March 31, 2011 and 2010, approximately $0.4 million and $0.2 million of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations. Consistent with limitations set forth in our charter, the advisory agreement further provides that, commencing four fiscal quarters after the acquisition of our first real estate asset, we shall not reimburse the Advisor at the end of any fiscal quarter management fees and expenses and operating expenses that, in the four consecutive fiscal quarters then ended exceed (the “Excess Amount”) the greater of 2% of our average invested assets or 25% of our net income for such year (the “2%/25% Guidelines”) unless the Independent Directors Committee of our board of directors determines that such excess was justified, based on unusual and nonrecurring factors which it deems sufficient. If the Independent Directors Committee does not approve such excess as being so justified, the advisory agreement requires that any Excess Amount paid to the Advisor during a fiscal quarter shall be repaid to the Company. In addition, our charter provides that, if the Independent Directors Committee does not determine that the Excess Amount is justified, the Advisor shall reimburse us the amount by which the aggregate annual expenses paid to the Advisor during the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines. For the four quarters ended March 31, 2011, our management fees and expenses and operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income and our Independent Directors Committee has determined that $0.2 million of the Excess Amount was justified as unusual and non-recurring. The Excess Amount for the fiscal quarter ended March 31, 2011 was approximately $0.6 million. The Excess Amount for the four fiscal quarters ended March 31, 2011 was approximately $1.8 million. In accordance with our charter, the Independent Directors Committee instructed us to record a receivable from the Advisor for $1.6 million reflecting the Excess Amount for the four quarters ended March 31, 2011 less the amount determined by the Independent Directors Committee to be justified as unusual and non-recurring. Our March 31, 2011 financial statements include a receivable for this amount and a corresponding reserve for the full amount related to our evaluation of various factors related to collectability. The Advisor has informed us that it disputes the amount of this liability.
Disposition Fee. The advisory agreement provides that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we will pay the Advisor or such affiliate at closing a disposition fee up to 3% of the sales price of such property or properties. This disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We will pay the disposition fees for a property at the time the property is sold.
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
Dealer Manager Agreements
PCC, as dealer manager for our initial and follow-on public offerings, is entitled to receive a sales commission of up to 7% of gross proceeds from sales in the primary offerings. PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the primary offerings. PCC is also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the primary offerings. The advisory agreement requires the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from our primary offerings. For the three months ended March 31, 2011 and 2010, our dealer manager earned sales commission and dealer manager fee of approximately $1.1 million and $1.3 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

14. Commitments and Contingencies
We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environment liability does not exist, we are not currently aware of any environmental liability with respect to the properties that we believe would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our condensed consolidated financial position, cash flows and results of operations. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against the Company which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.
At the recommendation of our advisor, the Independent Directors Committee of our board of directors is considering various strategic alternatives to enhance value for our stockholders. One of the alternatives under consideration is the hiring of a new dealer manager for our public offering of common stock, which was suspended on April 29, 2011. In addition, the Independent Directors Committee is continuing to evaluate possible changes to our advisory relationships. We may have difficulty finding a new qualified dealer manager and/or advisor, and any change in the dealer manager and/or advisor would disrupt our operations and our ability to raise capital in our public offering.
15. Business Combinations
On January 14, 2011, through a wholly-owned subsidiary, we purchased an assisted-living property, Forestview Manor, from 153 Parade Road, LLC a non-related party, for a purchase price of approximately $10.8 million. The acquisition was funded with our revolving credit facility from KeyBank National Association and with proceeds from our initial public offering.
The following summary provides the allocation of the acquired assets and liabilities as of the acquisition date. We have accounted for the acquisition as business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of the acquired property were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The detail of the purchase price of the acquired property is set forth below:

Forestview
Manor
Land	$1,320,000
Buildings & improvements	6,803,000
Site improvements	1,040,000
Furniture & fixtures	350,000
Intangible assets	960,000
Goodwill	277,000

Real estate acquisitions	$10,750,000

Acquisition expenses	$131,000
We did not complete any acquisitions during the first quarter of 2010. The following unaudited pro forma information for the three months ended March 31, 2011 and 2010 has been prepared to reflect the incremental effect of the acquisition as if such acquisition had occurred on January 1, 2010.

	Three months	Three months
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenues	$9,783,000	$3,992,000
Net loss	$(1,594,000)	$(979,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.13)	$(0.16)
The Company recorded revenues and net income for the three months ended March 31, 2011 of approximately $0.8 million and $0.1 million, respectively, related to the acquisitions during the first quarter of 2011.

16. Subsequent Events
On April 14, 2011, we purchased an assisted-living property, Sunrise of Allentown, from an affiliate of Sunrise Senior Living, Inc., a non-related party, for a purchase price of $9.0 million. The property will be rebranded as Woodland Terrace at the Oaks Senior Living (“Woodland Terrace”). The acquisition was funded with proceeds from our initial public offering and with proceeds from a mortgage loan from an unaffiliated lender that funded subsequent to the closing.
Sale of Shares of Common Stock
As of April 29, 2011, we had raised approximately $127.0 million through the issuance of approximately 12.7 million shares of our common stock under our initial and follow-on public offerings, excluding approximately 551,000 shares that were issued pursuant to our distribution reinvestment plans reduced by approximately 202,000 shares repurchased pursuant to our stock repurchase program.
Suspension of Offering, Dividend Reinvestment Plan and Stock Repurchase Program.
On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering; however, the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced.
Departure and Election of Certain Officers
On May 21, 2011, Terry G. Roussel, the President, Chief Executive Officer, Chairman of the board of directors and a director of the Company, informed the Company that he had resigned from his positions as President, Chief Executive Officer and Chairman of the board of directors effective as of May 21, 2011. Mr. Roussel remains a director of the Company and continues to serve as a member of the investment committee of the board of directors.
In response to the resignation of Mr. Roussel, our board of directors has elected Sharon C. Kaiser to serve as our President, effective as of May 23, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:
•	the possibility of changes in our advisory and dealer-manager relationships as further described in the Risk Factors section of this quarterly report on Form 10-Q;

•	changes in economic conditions generally and the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our proposed market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2010 and this quarterly report on Form 10-Q.
Overview
We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest the net proceeds from our offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States. As of March 31, 2011, we raised approximately $124.5 million of gross proceeds from the sale of approximately 12.5 million shares of our common stock in our initial and follow-on public offerings.
On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee evaluation of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. In addition, the Independent Directors Committee is continuing to evaluate possible changes to our advisory relationships.
Our revenues, which will be comprised largely of rental income, will include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market-specific, general economic and other conditions.
Highlights for the Three Months Ended March 31, 2011
•	We completed one acquisition for an aggregate purchase price of approximately $10.8 million. See Note 15.

•	We increased our borrowing on the KeyBank credit facility by approximately $5.9 million in connection with the acquisition of Forestview Manor.
Status of Our Offering
•	Prior to the suspension of our follow-on offering on April 29, 2011, we had raised approximately $127.0 million through the issuance of approximately 12.7 million shares of our common stock under our initial and follow-on offerings, excluding approximately 551,000 shares that were issued pursuant to our distribution reinvestment plan, reduced by approximately 202,000 shares repurchased pursuant to our stock repurchase program.

Market Outlook — Real Estate and Real Estate Finance Markets
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
Despite the economic conditions discussed above, the demand for health care services is projected to continue to grow for the foreseeable future. The Centers for Medicare and Medicaid Services projects that national health expenditures will rise to $3.4 trillion in 2015, or 17.7% of gross domestic product (“GDP”), up from $2 trillion or 15.7% of GDP in 2005. The elderly are an important component of health care utilization, especially independent living services, assisted-living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase by 76.6% through 2030.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
Results of Operations
As of March 31, 2011, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.
We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and as of March 31, 2011, we owned 14 properties. These properties included nine assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, and four operating healthcare facilities and one development healthcare facility, which comprise our triple-net leased segment. During the three months ended March 31, 2010, we owned five properties, including three senior housing facilities, one net leased facility and one development project. Accordingly, the results of our first quarter 2011 and 2010 operations are not directly comparable.
Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Month Ended
	March 31,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$2,567,000	$735,000	$1,832,000	249
Triple-net leased properties	1,144,000	447,000	697,000	156
Medical office building	186,000	—	186,000	N/A

Total portfolio net operating income	$3,897,000	$1,182,000	$2,715,000	230

Reconciliation to net loss:
Net operating income, as defined (1)	$3,897,000	$1,182,000	$2,715,000	229
Unallocated (expenses) income:
General and administrative expenses	(664,000)	(528,000)	136,000	26
Asset management fees and expenses	(431,000)	(165,000)	266,000	161
Real estate acquisitions costs and earn out costs	(1,127,000)	(458,000)	669,000	146
Depreciation and amortization	(1,861,000)	(640,000)	1,221,000	191
Interest income	4,000	3,000	1,000	33
Interest expense	(1,476,000)	(337,000)	1,139,000	338

Net loss	$(1,658,000)	$(943,000)	$715,000	76

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.
Senior Living Operations
Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2011 increased to $2.6 million from $0.7 million for the three months ended March 31, 2010. The increase is primarily due to acquisitions completed during 2010.

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
Senior Living Operations — Net operating income

Total revenues
Rental revenue	$6,200,000	$1,990,000	$4,210,000	212
Resident services and fee income	1,702,000	495,000	1,207,000	244
Tenant reimbursement and other income	110,000	70,000	40,000	57
Less:
Property operating and maintenance expenses	5,445,000	1,820,000	3,625,000	199

Total portfolio net operating income	$2,567,000	$735,000	$1,832,000	249

Triple-Net Leased Properties
Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.1 million for the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010 due to the acquisitions completed in 2010.

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income

Total revenues
Rental revenue	$1,159,000	$447,000	$712,000	159
Tenant reimbursement and other income	158,000	40,000	118,000	295
Less:
Property operating and maintenance expenses	173,000	40,000	133,000	333

Total portfolio net operating income	$1,144,000	$447,000	$697,000	156

Medical Office Buildings
Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to

$0.2 million for the three months ended March 31, 2011 from $0 compared to the three months ended March 31, 2010, due to the acquisition completed in December 2010.

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
Medical Office Buildings — Net operating income

Total revenues
Rental revenue	$201,000	$—	$201,000	N/A
Tenant reimbursement and other income	55,000	—	55,000	N/A
Less:
Property operating and maintenance expenses	70,000	—	70,000	N/A

Total portfolio net operating income	$186,000	$—	$186,000	N/A
Unallocated (expenses) income
General and administrative expenses increased to $0.7 million for the three months ended March 31, 2011 from $0.5 million for the three months ended March 31, 2010. The increase was principally due to higher reimbursements to the Advisor for the direct and indirect costs of providing administrative and management services and higher professional fees, resulting from the growth of the investment portfolio since March 31, 2010.
As a result of the acquisitions in 2010, asset management fees and expenses for the three months ended March 31, 2011 and 2010 increased to $0.4 million from $0.2 million and depreciation and amortization for the same periods increased to $1.9 million from $0.6 million.
For the three months ended March 31, 2011 and 2010, real estate acquisition costs and earn out costs, consisting of fees paid to the Advisor, acquisition costs paid directly to third-parties, earn out provision related to GreenTree at Westwood and promote provision related to Rome LTACH, were $1.1 million and $0.5 million, respectively. The 2011 increase in acquisition costs was due to higher third party expenses related to transactions closed or in process during the first quarter of 2011, partially offset by lower acquisition fees related to lower equity raised in the first quarter of 2011. Additionally, the increase is due to increases in the estimated amounts to be paid in connection with the Greentree acquisition earn out and the Rome LTACH promote provision. A portion of the acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition.
Interest income was comparable for the three months ended March 31, 2011 and 2010.
Interest expense for the three months ended March 31, 2011 increased to $1.5 million from $0.4 million for the three months ended March 31, 2010 due to increased real estate acquisition financing in 2010 and during the first quarter of 2011.
Liquidity and Capital Resources
On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. In addition, the Independent Directors Committee is also continuing to evaluate possible changes to our advisory relationships. In addition to uncertainties associated with potentially engaging a new dealer manager or advisor and possibly restarting our public offering, financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities, could be adversely affected by an inability to successfully resume our public offering and to secure financing at reasonable terms, if at all.

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our common stock and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.
We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings, including amounts which may become due on our Key Bank credit facility, in the next twelve months. We expect to fund stockholder distributions from the excess of cash on hand and from operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.
As of March 31, 2011, we had approximately $37.9 million in cash and cash equivalents on hand. Our liquidity will increase if additional subscriptions for shares are accepted in our follow-on public offering and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.
As of March 31, 2011, a total of approximately 12.5 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of approximately $124.5 million.
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
On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). The Facility may be increased in the future in incremental amounts of at least $25.0 million at our request subject to attaining certain portfolio size targets. The initial term of the Facility is 24 months, maturing on November 18, 2012, and may be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the Facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the Facility. The Facility will be secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the Facility. The interest rate for this Facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. The Facility also requires payment of a fee of up to 25 basis points related to unused credit available to us under the Facility. We are entitled to prepay the obligations at any time without penalty. The facility includes a financial covenant requiring us to raise at least $20 million in our public offering in the six month period ending June 30, 2011, and to raise an additional $20 million in net offering proceeds during each six month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we will not be able to satisfy this covenant; however, we expect to negotiate a waiver of the covenant with the lender or to pay off the outstanding balance under the credit facility using currently available cash. As of March 31, 2011, the credit facility had a balance of approximately $16.3 million.
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
Distributions
Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and proceeds from loans, including those secured by our assets. Currently, we make cash distributions to our stockholders at an annualized rate of

7.5%, based on a $10.00 per share purchase price. Until proceeds from our public offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.
Historically, we have used a portion of the proceeds from our distribution reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and the repayment of debt. Because our distribution reinvestment plan was suspended on May 10, 2011, we will no longer have distribution reinvestment plan proceeds available for such general corporate purposes. Because such funds will not be available from the distribution reinvestment plan offering, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2010	$525,000	$506,000	$1,031,000	$48,000

First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
From our inception in October 2006 through March 31, 2011, we declared aggregate distributions of $10.5 million and our cumulative net loss during the same period was $13.3 million.
Contractual Obligations
The following table reflects our contractual obligations as of March 31, 2011, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations (1)	$90,885,000	$793,000	$33,902,000	$27,229,000	$28,961,000
Interest expense related to long-term debt (2)	$31,664,000	$4,595,000	$7,439,000	$4,875,000	$14,755,000
Payable to related parties (3)	$1,000	$1,000	$—	$—	$—
Acquisition commitment (4)	$8,730,000	$8,730,000	$—	$—	$—
Performance based earn outs (5)	$1,741,000	$1,000,000	$741,000	$—	$—

(1)	Represents principal amount owed on all outstanding debt as of March 31, 2011.

(2)	Represents interest expense related to various loan agreements in connection with all acquisitions as of March 31, 2011. The information in the table above reflects our projected interest rate obligations for these loan agreements based on the contract interest rates, interest payment dates, and scheduled maturity dates.

(3)	Payable to related parties consists of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.

(4)	On March 25, 2011, we became obligated under a purchase and sale agreement to acquire Sunrise of Allentown. The acquisition was initially funded with proceeds from our public offering. Subsequent to closing, we placed a mortgage debt of approximately $5.8 million from an unaffiliated lender.

(5)	Represents the earn out agreement related to the Greentree at Westwood and Terrance at Mountain Creek.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2011, we had approximately $50.3 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $503,000 per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the fair value of our real estate is subject to fluctuations based on changes in the real estate capital markets, market rental rates for healthcare facilities, local, regional and national economic conditions and changes in the credit worthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on her evaluation as of the end of the period covered by this report, our President and Chief Financial Officer has concluded that we maintained effective internal control over financial reporting, at the reasonable assurance level, as of the end of the period covered by this report.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1A.	Risk Factors
The following risk supplements the risks disclosed in Part I, Item 1A if our annual report on Form 10-K for the fiscal year ended December 31, 2010.
We are dependent upon our advisor and its affiliates to conduct our operations. Our advisor is losing money with respect to its management and operation of our business, which could require us to find alternative service providers. In addition, at our advisor’s recommendation, we are considering engaging a new dealer manager for our public offering, which is currently suspended, and this may also entail engaging a new advisor. We may have difficulty finding a qualified dealer manager and/or advisor, and any successor dealer manager or advisor may not be as well suited to manage us or our offering. These potential changes could result in a significant disruption of our business and may adversely affect the value of our stockholders’ investment in us.
At the recommendation of our advisor, the Independent Directors Committee of our board of directors is considering various strategic alternatives to enhance value for our stockholders. One of the alternatives under consideration is the hiring of a new dealer manager for our public offering of common stock, which was suspended on April 29, 2011. However, the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. We may have difficulty finding a new qualified dealer manager, and any change in the dealer manager will require our public offering to remain suspended until regulatory approvals are obtained. Such a suspension could last months, and we cannot assure you that the necessary regulatory approvals would be obtained. In addition, any new dealer manager we engage may fail to raise significant capital. If we fail to raise significant capital, our portfolio will be less diversified and the value of our stockholders’ investment in us will vary more greatly with changes in the value of any one asset. Moreover, our general and administrative expenses will be greater in proportion to our assets, which will adversely affect our stockholders’ returns.
The strategic alternatives under consideration may also involve changes to our advisory relationships, including the possibility of a replacement of our advisor. As previously reported, our advisor has been losing money with respect to the services it provides to us. In addition, the financial condition of our advisor has been further weakened by the recent determination of our Independent Directors Committee that only approximately $0.2 million of the total Excess Amount (as defined in our charter) of total operating expenses for the four quarters ended March 31, 2011 was justified. The effect of this determination is to obligate the advisor to repay to us the balance of the total Excess Amount in the amount of approximately $1.6 million, which it may not have the resources to do. In addition, the amount of this repayment obligation is disputed by our advisor. If our advisor cannot meet its obligations as they arise, or if we are unable to resolve the current dispute regarding repayment of excess operating expenses, we may have to find another advisor. Moreover, adverse changes in the financial condition of our advisor could entitle Servant Healthcare Investments LLC, on which our advisor relies to source and manage our healthcare investments, to end its relationship with our advisor and to work with another program.
If we are required to find a new advisor, or if we seek to alter our advisory relationships in connection with a change in dealer manager as described above, we may have difficulty doing so, and any successor dealer manager or advisor may not be as well suited to manage us or our public offering. In addition, our revolving credit facility with KeyBank National Association, and mortgage indebtedness secured by certain of our properties, contain covenants that restrict our ability to change advisors without the consent of the lenders. If we were required to change advisors and are not able to obtain consent to do so from one or more of our lenders, we would be in breach of such covenants. Such breaches could result in acceleration of our repayment obligations under the affected loans. As we have no employees and are entirely dependent on our advisor to manage our operations, these potential changes could result in a significant disruption of our business.
Although our Independent Directors Committee is monitoring our relationships with our advisors closely and will exercise care to try to minimize significant disruptions to our business, we cannot assure you that these disruptions can be avoided or that your investment in us will not suffer in connection with any of the potential changes in our advisory relationships.
We have paid, and may in the future pay, distributions from sources other than cash provided from operations.
Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended March 31, 2011, our cash outflow from operations was approximately $1.6 million. During that period we paid distributions to investors of approximately $6.9 million, of which approximately $3.4 million was reinvested pursuant to our distribution reinvestment plan and approximately $3.5 million was paid to investors in cash from our offering proceeds.
We will no longer have funds available from the distribution reinvestment plan offering to use for general corporate purposes; therefore, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.
Historically, we have used a portion of the proceeds from our distribution reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and the repayment of debt. Because our distribution reinvestment plan was suspended on May 10, 2011, we will no longer have distribution reinvestment plan proceeds available for such general corporate purposes. Because such funds will not be available from the distribution reinvestment plan offering, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions. As a consequence, we may not have sufficient cash available to maintain our current level of distributions.
Our revolving credit facility with KeyBank National Association contains a debt covenant that requires us to raise at least $20 million in net offering proceeds in our public offering by June 30, 2011. Because we suspended our public offering on April 29, 2011, we are likely to breach this covenant unless we are able to negotiate a waiver with the lender or we pay off the outstanding balance under the credit facility. If we are not able to negotiate a waiver of the covenant or pay off the outstanding balance, the lender is likely to accelerate our obligations under the credit facility, which could materially adversely affect the value of your investment in us.
In November 2010, we entered into a revolving credit facility with KeyBank National Association, as lead arranger, a lender and agent, under which we may borrow up to $25 million. The facility includes a financial covenant requiring us to raise at least $20 million in our public offering during the six months ended June 30, 2011, and to raise an additional $20 million in net offering proceeds during each six-month calendar period thereafter. Should we not raise this amount of capital, we will be in breach under the facility. Because we suspended our public offering on April 29, 2011, we will not be able to satisfy this covenant unless we are able to negotiate a waiver of the covenant with the lender or we pay off the outstanding balance under the credit facility. Such a breach could result in an acceleration of the repayment date. If we did not have sufficient cash to repay the facility at that time, the lenders under the facility could foreclose on any of our properties securing the facility. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.
We are dependent on services provided to us by Servant Healthcare Investments, LLC (“SHI”) pursuant to a sub-advisory arrangement between SHI and affiliates of our advisor. In the event that we are required to find an alternative advisor, the services provided to us by SHI may be disrupted, which could have a significant adverse impact on our business and could reduce the value of an investment in us.
We rely on SHI and its key personnel to provide acquisition and asset management services for our portfolio of properties. We do not contract directly with SHI for the provision of these services; rather SHI provides these services to us pursuant to a sub-advisory arrangement between SHI and affiliates of our advisor. If we are required to engage an alternative advisor, either as a result of the deteriorating financial condition of our current advisor or as a result of our pursuit of strategic alternatives that would entail engaging a new advisor, the services currently being provided to us by SHI and its personnel could be disrupted. Because we have no employees and are entirely dependent on the personnel of our advisor and SHI to manage our operations, a disruption in the services provided by SHI could have a significant adverse impact on our business and could reduce the value of our stockholders’ investments in us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	We did not sell any equity securities that we did not registered under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)	On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million was declared effective under the Securities Act of 1933. The offering has not terminated yet. As of March 31, 2011, we had sold approximately 12.5 million shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $124.5 million. From this amount, we incurred approximately $12.2 million in selling commissions and dealer manager fees payable to our dealer manager and approximately $3.9 million in acquisition fees payable to the Advisor. We had acquired 13 properties and one development project as of March 31, 2011.

(c)	During the three months ended March 31, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

	Total Number	Average
	of Shares	Price Paid
Period	Redeemed	per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29

	43,790

Item 5.	Other Information
Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of Cornerstone Healthcare Plus REIT, Inc. was held on May 12, 2011. The matters submitted to the stockholders for a vote were:
1.	To elect seven directors to hold office for one-year terms expiring in 2012. The nominees submitted for election as directors were Terry G. Roussel, William A. Bloomer, Romeo R. Cefalo, Barry A. Chase, Steven M. Pearson, Ronald Shuck, and James M. Skorheim.

2.	To approve the following proposed amendments to our charter:
a.	Amendments to the definition of independent director in our charter;

b.	Amendments to the charter provision relating to the issuance of preferred stock;

c.	Amendments to the charter provision relating to acquisition fees;

d.	Amendments to the charter provision relating to the approval of acquisitions;

e.	Amendments to the charter provision relating to limitations on sales to affiliates;

f.	Amendments to the charter provision relating to limitations on joint venture;

g.	Amendments to the charter provision relating to limitations on other transactions involving affiliates;

h.	Amendments to the charter provision relating to limitations on loans;

i.	Amendments to the charter provision relating to roll-up transactions;

j.	Amendments to the charter provision relating to meetings of our stockholders;

k.	Amendments to the charter provision relating to voting limitations on shares held by our Advisor, directors and their affiliates;

l.	Amendments to the charter provision relating to access to our stockholder list; and

m.	Amendments to the charter provision relating to reports to our stockholders.
3.	To approve, by a non-binding advisory vote, the compensation paid to our named executive officers.

4.	To select, by a non-binding advisory vote, the frequency at which the stockholders will be asked to approve, by a non-binding advisory vote, the compensation paid to our named executive officers.
Voting results
Proposal 1
The following are the voting results (in number of shares) with respect to the election of directors:

Name	For	Withhold
Terry G. Roussel	7,177,661	200,061
William A. Bloomer	7,196,711	181,011
Romeo R. Cefalo	7,199,368	178,354
Barry A. Chase	7,196,864	100,858
Steven M. Pearson	7,203,553	174,169
Ronald Shuck	7,203,553	174,169
James M. Skorheim	7,201,077	176,645
A majority of the votes present in person or by proxy at the meeting was required for the election of the directors. As a result, all of the nominees were elected to serve as directors for one-year terms and until their successors are duly elected and qualified.

Proposal 2
The following are the voting results (in number of shares) with respect to the proposed amendments to our charter:

Proposal	For	Against	Abstain
2.a.	6,941,500	134,731	301,491
2.b.	6,921,588	147,080	309,054
2.c.	6,909,006	164,415	304,301
2.d.	6,938,888	127,567	311,267
2.e.	6,968,882	105,064	303,776
2.f.	6,947,143	122,613	307,966
2.g.	6,939,822	129,303	308,598
2.h.	6,934,225	147,418	296,078
2.i.	6,929,054	147,128	301,541
2.j.	6,951,151	125,374	301,197
2.k.	6,959,181	126,079	292,461
2.l.	6,955,476	126,699	295,548
2.m.	6,975,301	110,022	292,399
The affirmative vote of the holders of at least a majority of our outstanding shares of common stock entitled to vote on the proposals is required to approve the amendments to our charter. Abstentions and broker non-votes have the same effect as votes against the proposals to amend our charter. As result, all of the proposed amendments to our charter have been approved.
Proposal 3
The following are the voting results (in number of shares) with respect to the non-binding advisory vote regarding the compensation paid to our named executive officers:

For	Against	Abstain
6,504,593	408,773	464,357
The affirmative vote of a majority of the total votes cast at the annual meeting for or against this proposal is required to approve the compensation paid to our named executive officers. Abstentions and broker non-votes are not considered votes cast and have no effect on the outcome of this matter. As a result, the non-binding advisory vote has approved the compensation paid to our named executive officers.
Proposal 4
The following are the voting results (in number of shares) with respect to the the frequency at which the stockholders will be asked to approve, by a non-binding advisory vote, the compensation paid to our named executive officers:

One Year	Two Years	Three Years	Abstain
928,492	462,669	5,642,195	344,366
The selection of the frequency of the advisory vote on the compensation paid to our named executive officers is decided by a plurality of the votes cast for the frequency periods available. Abstentions and broker non-votes are not considered votes cast and have no effect on the outcome of this matter. As a result, the non-binding advisory vote has approved a triennial frequency for non-binding advisory votes to approve the compensation paid to our named executive officers.

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

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Principal Financial Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of May 2011.

CORNERSTONE HEALTHCARE PLUS REIT, INC.
By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)