Form 10-Q
period 2011-06-30
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2011-08-15
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-53969
CORNERSTONE HEALTHCARE PLUS REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-5721212 (I.R.S. Employer Identification No.)

1920 MAIN STREET, SUITE 400, IRVINE, CA (Address of principal executive offices)	92614 (Zip Code)
949-852-1007
(Registrant’s telephone number, including area code)
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
☑ Yes ☐ No
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
☐ Yes ☑ No
     As of August 12, 2011, there were 12,981,826 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding.

PART I — FINANCIAL INFORMATION
FORM 10-Q
Cornerstone Healthcare Plus REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)	4

Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

SIGNATURES	37
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$31,683,000	$29,819,000
Investments in real estate
Land	21,269,000	18,949,000
Buildings and improvements, net	115,680,000	87,933,000
Furniture, fixtures and equipment, net	2,707,000	2,410,000
Development costs and construction in progress	921,000	13,669,000
Intangible lease assets, net	7,127,000	5,907,000

	147,704,000	128,868,000

Deferred financing costs, net	1,381,000	1,382,000
Tenant and other receivables	1,613,000	1,462,000
Receivable from related parties, net (Note 12)	—	—
Deferred costs and other assets	1,588,000	554,000
Restricted cash	3,281,000	2,942,000
Goodwill	5,965,000	5,329,000

Total assets	$193,215,000	$170,356,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$97,298,000	$80,792,000
Accounts payable and accrued liabilities	6,700,000	4,886,000
Payable to related parties	—	65,000
Prepaid rent and security deposits	1,625,000	1,127,000
Distributions payable	801,000	722,000

Total liabilities	106,424,000	87,592,000

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized; no shares were issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 13,000,825 and 11,592,883 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	130,000	116,000
Additional paid-in capital	99,012,000	91,588,000
Accumulated deficit	(15,013,000)	(11,722,000)

Total stockholders’ equity	84,129,000	79,982,000
Noncontrolling interests	2,662,000	2,782,000

Total equity	86,791,000	82,764,000

Total liabilities and equity	$193,215,000	$170,356,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Rental revenue	$8,371,000	$3,373,000	$15,931,000	$5,810,000
Resident services and fee income	2,020,000	576,000	3,722,000	1,071,000
Tenant reimbursements and other income	308,000	122,000	631,000	232,000

	10,699,000	4,071,000	20,284,000	7,113,000
Expenses:
Property operating and maintenance	6,464,000	2,642,000	12,152,000	4,502,000
General and administrative expenses	1,297,000	512,000	1,961,000	1,040,000
Asset management fees and expenses	376,000	195,000	807,000	360,000
Real estate acquisition costs and earn-out costs	514,000	881,000	1,641,000	1,339,000
Depreciation and amortization	2,129,000	930,000	3,990,000	1,570,000

	10,780,000	5,160,000	20,551,000	8,811,000

Loss from operations	(81,000)	(1,089,000)	(267,000)	(1,698,000)

Other income (expense):
Interest income	3,000	9,000	7,000	12,000
Interest expense	(1,604,000)	(546,000)	(3,080,000)	(883,000)

Net loss	(1,682,000)	(1,626,000)	(3,340,000)	(2,569,000)
Net income (loss) attributable to noncontrolling interests	16,000	(82,000)	(49,000)	(78,000)

Net loss attributable to common stockholders	$(1,698,000)	$(1,544,000)	$(3,291,000)	$(2,491,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.13)	$(0.22)	$(0.26)	$(0.42)

Weighted-average number of common shares	13,004,904	7,099,586	12,488,389	5,959,909

Distribution declared, per common share	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Common Stock
		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — December 31, 2010	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$2,782,000	$82,764,000
Issuance of common stock	1,575,250	16,000	15,628,000	—	15,644,000	—	15,644,000
Redeemed shares	(167,308)	(2,000)	(1,602,000)	—	(1,604,000)	—	(1,604,000)
Offering costs	—	—	(1,890,000)	—	(1,890,000)	—	(1,890,000)
Distributions	—	—	(4,712,000)	—	(4,712,000)	(71,000)	(4,783,000)
Net loss	—	—	—	(3,291,000)	(3,291,000)	(49,000)	(3,340,000)

Balance — June 30, 2011	13,000,825	$130,000	$99,012,000	$(15,013,000)	$84,129,000	$2,662,000	$86,791,000

	Common Stock
		Common	Additional		Total
	Number of	Stock Par	Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance — December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	3,221,344	32,000	32,125,000	—	32,157,000	—	32,157,000
Redeemed shares	(23,709)	—	(220,000)	—	(220,000)	—	(220,000)
Noncontrolling interest contribution	—	—	—	—	—	2,621,000	2,621,000
Offering costs	—	—	(3,567,000)	—	(3,567,000)	—	(3,567,000)
Distributions	—	—	(2,392,000)	—	(2,392,000)	(7,000)	(2,399,000)
Net loss	—	—	—	(2,491,000)	(2,491,000)	(78,000)	(2,569,000)

Balance — June 30, 2010	8,191,386	$82,000	$65,497,000	$(7,894,000)	$57,685,000	$2,536,000	$60,221,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,340,000)	$(2,569,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Amortization of deferred financing costs	283,000	26,000
Depreciation and amortization	3,990,000	1,570,000
Straight-line rent amortization	(452,000)	(146,000)
Real estate earn out costs	721,000	—
Cancellation of advisor obligation	1,630,000	—
Change in operating assets and liabilities:
Tenant and other receivables	299,000	266,000
Deferred costs and deposits	(1,027,000)	(517,000)
Restricted cash	(221,000)	—
Prepaid rent and tenant security deposits	498,000	83,000
Payable to related parties	(38,000)	(180,000)
Receivable from related parties	(1,630,000)	—
Accounts payable and accrued liabilities	1,475,000	918,000

Net cash provided by (used in) operating activities	2,188,000	(549,000)

Cash flows from investing activities:
Real estate acquisitions	(19,751,000)	(12,363,000)
Additions to real estate	(371,000)	(49,000)
Restricted cash	(118,000)	(752,000)
Development of real estate	(2,807,000)	(4,058,000)
Acquisition deposits	100,000	(106,000)

Net cash used in investing activities	(22,947,000)	(17,328,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,160,000	31,074,000
Redeemed shares	(1,604,000)	(220,000)
Repayment of note payable	(395,000)	(137,000)
Proceeds from notes payable	16,901,000	5,613,000
Payment of real estate earn out costs	(1,000,000)	—
Offering costs	(1,917,000)	(4,148,000)
Deferred financing costs	(302,000)	(260,000)
Noncontrolling interest contribution	—	886,000
Distributions paid to stockholders	(3,149,000)	(1,129,000)
Distributions paid to noncontrolling interests	(71,000)	(7,000)

Net cash provided by financing activities	22,623,000	31,672,000

Net increase in cash and cash equivalents	1,864,000	13,795,000
Cash and cash equivalents — beginning of period	29,819,000	14,900,000

Cash and cash equivalents — end of period	$31,683,000	$28,695,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,718,000	$652,000
Cash paid for income taxes	$441,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$801,000	$485,000
Distribution reinvested	$1,484,000	$1,083,000
Loan assumed at property acquisition	$—	$12,902,000
Assets contributed by noncontrolling interest	$—	$1,735,000
Accrued offering costs	$—	$149,000
Accrued real estate development costs	$279,000	$—
Accrued acquisition fees	$—	$30,000
Accrued promote monetization liability	$2,018,000	$—
Deferred financing amortization capitalized to real estate development	$20,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Effective July 29, 2011, the Company and the Advisor, together with Cornerstone Ventures, Inc., an affiliate of the Company’s advisor (“CVI”), CIP Leveraged Fund Advisors, LLC, the sole member of the Company’s advisor (“CLFA”), Servant Healthcare Investment, LLC, the Company’s sub-advisor (the “Sub-Advisor”), and Terry Roussel (together with CVI, CLFA and the Advisor, the “Cornerstone Parties”), entered into an Omnibus Agreement (the “Omnibus Agreement”) which, among other actions: (1) amended the advisory agreement, initially executed on September 12, 2007, by and between the Advisor and the Company (as amended, “the Advisory Agreement”); (2) provided for the transfer of certain interests in the Company from the Cornerstone Parties to the Company; (3) terminated the alliance agreement, dated as of May 19, 2008, by and between CVI and the Sub-Advisor; (4) modified and assigned to the Company the Sub-Advisory Agreement, dated as of May 19, 2008, by and between the Advisor, CLFA and the Sub-Advisor; and (5) canceled and forgave certain amounts due from the Advisor to the Company, all as further described herein.
Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At June 30, 2011, we owned a 99.8% general partner interest in the Operating Partnership while the Advisor owned a 0.2% limited partnership interest. In addition, the Advisor owned a 0.9% limited partnership interest in CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Effective July 29, 2011, pursuant to the Omnibus Agreement, the Advisor has no ownership interest in the Company or its affiliates.
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
On May 21, 2011, Terry G. Roussel, the President, Chief Executive Officer, Chairman of the board of directors and a director of the Company, informed the Company that he had resigned from his positions as President, Chief Executive Officer and Chairman of the board of directors effective as of May 21, 2011. As a result of negotiations relating to the Omnibus Agreement, Mr. Roussel also resigned as a director of the Company, effective July 29, 2011.
In response to the resignation of Mr. Roussel, our board of directors appointed Sharon C. Kaiser to serve as our President, effective May 25, 2011.

2. Public Offering and Strategic Alternatives
On November 14, 2006, Terry G. Roussel purchased 100 shares of common stock for $1,000 and became our initial stockholder. Our charter authorizes the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share.
On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of 12.4 million shares, including shares sold under the distribution reinvestment plan.
On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan.
On April 29, 2011 we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering; however, the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. The Independent Directors Committee is continuing to evaluate strategic alternatives, including a possible merger with another company or the sale of the entire portfolio.
As of June 30, 2011, we had sold a total of 12.7 million shares of our common stock for aggregate gross proceeds of $127.0 million.
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
Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, as filed with the SEC.

Fair Value of Financial Instruments
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.
We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets, when such information is available, or appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.
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
The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of June 30, 2011 and December 31, 2010, the fair value of notes payable was $97.9 million and $81.7 million, compared to the carrying value of $97.3 million and $80.8 million, respectively.
4. Investment in Real Estate
The following table provides summary information regarding our current property portfolio.

			Gross			June 30,
		Date	Square	Purchase	June 30, 2011	2011
Property	Location	Purchased	Feet	Price	Debt	Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,848,000	92.3%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	$4,500,000	$2,718,000	98.7%
GreenTree at Westwood (1)	Columbus, IN	12/30/09	50,249	$5,150,000	$2,833,000	94.8%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	$13,000,000	$7,238,000	80.0%
Rome LTACH Project (2)	Rome, GA	01/12/10	52,944	—	$10,922,000	100.0%
Oakleaf Village Portfolio:					$17,745,000
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	63,917	$14,512,000		89.0%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	56,437	$12,488,000		72.0%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,828	$14,800,000	$7,485,000	80.0%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643	$8,500,000	$5,700,000	93.1%
Littleton Specialty Rehabilitation Facility (5)	Littleton, CO	12/16/10	26,808 (4)	—	$1,000	—
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184	$17,500,000	$13,514,000	95.1%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109	$9,094,000	$5,060,000	95.0%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146	$4,500,000	$2,500,000	95.9%
Forestview Manor	Meredith, NH	01/14/11	34,270	$10,750,000	$5,934,000	88.0%
Woodland Terrace	Allentown, PA	04/14/11	50,400	$9,000,000	$5,800,000	87.5%

(1)	The earn-out liability associated with this acquisition was estimated to have a fair value of approximately $0.9 million and $0.4 million as of June 30, 2011 and December 31, 2010, respectively. For the three and six months ended June 30, 2011, the expense of $0.2 million and $0.5 million, respectively, is related to the increased liability and has been included in the condensed consolidated statements of operations under real estate acquisition costs and earn out costs.

(2)	Rome LTACH Project was completed in February 2011 and its first tenant moved in on February 1, 2011. As of June 30, 2011 the property had $16.2 million in real estate assets. For the three and six months ended June 30, 2011, the expense related to a promote feature was $0 and $0.2 million, respectively, which has been included in the condensed consolidated statements of operations under real estate acquisition costs and earn out costs. Refer to Note 5 for more information on the promote feature.

(3)	Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property was to be calculated and paid to the seller as earn out payments based upon the net operating income, as defined, of the property during each of the three years following our acquisition of the property. The earn-out value of $1.0 million was paid during the second quarter of 2011.

(4)	Represents estimated gross square footage upon completion of development.

(5)	As of June 30, 2011, a total of $1.6 million had been invested in this project.
As of June 30, 2011 and December 31, 2010, goodwill had a balance of $6.0 million and $5.3 million, respectively, all related to our senior living operations segment. During the quarter ended March 31, 2011, we recorded goodwill of $0.3 million for the acquisition of Forestview Manor. During the quarter ended June 30, 2011, we recorded goodwill of $0.4 million for the acquisition of Woodland Terrace. In addition to our annual impairment tests, on a quarterly basis, the Company evaluates for potential impairment indicators on the individual investments or reporting units and performs an interim test when indicators exist. As of June 30, 2011, the Company has recorded no accumulated impairment related to goodwill.
As of June 30, 2011, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

				Development
				costs and
		Buildings and	Furniture, fixtures	construction in	Intangible lease
	Land	improvements	and equipment	progress	assets
Cost	$21,269,000	$119,102,000	$3,399,000	$921,000	$12,441,000
Accumulated depreciation and amortization	—	(3,422,000)	(692,000)	—	(5,314,000)

Net	$21,269,000	$115,680,000	$2,707,000	$921,000	$7,127,000

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

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended June 30, 2011 and 2010 was $1.0 million and $0.4 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the six months ended June 30, 2011 and 2010 was $1.9 million and $0.6 million, respectively.
Amortization associated with the intangible assets for the three months ended June 30, 2011 and 2010 was $1.1 million and $0.6 million, respectively. Amortization associated with the intangible assets for the six months ended June 30, 2011 and 2010 was $2.0 million and $0.9 million, respectively.
As of June 30, 2011, the Company has not recorded any asset impairment as a result of its impairment analysis.
Estimated amortization for July 1, 2011 through December 31, 2011 and subsequent years is as follows:

Intangible
assets
July 2011 — December 2011	$1,574,000
2012	$1,328,000
2013	$415,000
2014	$354,000
2015	$354,000
2016	$354,000
2017 and thereafter	$2,748,000

The estimated useful lives for intangible assets range from one to twenty years. As of June 30, 2011, the weighted-average amortization period for intangible assets was 10 years.
5. Investments in Joint Ventures
Oakleaf Joint Venture
On April 30, 2010, we invested $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). The Oakleaf Joint Venture, which is consolidated in the Company’s financial statements, owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of June 30, 2011, total net assets related to Oakleaf Joint Venture were $8.7 million, which includes $24.8 million of real estate assets and total liabilities of $18.4 million. Liabilities include $17.7 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.
Rome LTACH Project
On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed $2.7 million of capital to acquire a 75.0% limited partnership interest in Rome LTH Partners, LP. Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our sponsor, contributed $0.5 million of capital to acquire a 15.0% limited partnership interest in Rome LTH Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of $0.3 million to acquire an aggregate 9.5% limited partnership interest in the Rome LTH Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Rome LTH Partners LP. As of both June 30, 2011 and December 31, 2010, we owned a 75.0% limited partnership interest in Rome LTH Partners, LP. This joint venture is consolidated in the Company’s financial statements.
Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint ventures. At June 30, 2011, the construction of the medical facility was completed. During the first quarter of 2011, we determined that payments under these obligations are probable; accordingly, we recorded $2.2 million with respect to the monetization feature which had been included in accounts payable and accrued liabilities on our condensed consolidated balance sheet as of June 30, 2011. The amount to be paid upon monetization is based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity. Of the $2.2 million, we capitalized certain construction period costs of $1.8 million and $0.2 million, which are included in intangible lease assets and building and improvements, respectively, of our condensed consolidated balance sheet. We expensed post construction period costs of $0.2 million, which are included in real estate acquisition costs and earn out costs in our condensed consolidated statement of operations. We determined the fair value of this obligation using discounted cash flow analysis, incorporating market discount rate information for similar types of obligations, projected net income earned by the property and preferred return payments. As of June 30, 2011, total assets related to this project were $16.5 million, which includes $15.9 million of net real estate assets. Total liabilities were $13.3 million as of June 30, 2011, which includes $10.9 million of secured mortgage debt.
ASC 820-10 establishes a three-tiered fair value hierarchy that prioritizes valuation technique inputs. Level 1 inputs (“observable inputs”) are quoted prices in active markets for identical assets or liabilities and are given the highest priority. Level 2 inputs (“other observable input”) are either observable directly or through corroboration with observable market data. Level 3 inputs (“unobservable inputs”) are unobservable in the market, such as internally developed valuation models. As of December 31, 2010, we had not recorded a liability with respect to the monetization feature of this joint venture. As of June 30, 2011, we estimated the fair value of the monetization feature at $2.2 million on a recurring basis using Level 3 inputs.

Littleton Specialty Rehabilitation Facility
On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute $1.6 million of capital to acquire a 90% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of June 30, 2011 and December 31, 2010, we owned a 90.0% limited partnership interest in Littleton Med Partners, LP. This joint venture is consolidated in the Company’s financial statements.
Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint ventures. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equities. As of June 30, 2011, the specialty rehabilitation facility in Littleton, CO is still under construction and, therefore, the monetization obligation is not determinable. Accordingly, we have not recognized any obligation as of June 30, 2011 in our condensed consolidated financial statements.
6. Concentration of Risks
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that includes provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. It also provides for unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. As of June 30, 2011, we had no cash accounts in excess of Federal Deposit Insurance Corporation insured limits.
Concentrations of credit risks arise when a number of operators, tenants or obligors related to our investments are engaged in similar business activities, located in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. We regularly monitor various segments of our portfolio to assess potential concentration of risks. Management believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as disclosed herein.
Our senior living operations segment accounted for 73.5% and 88.1% of total revenues for the three months ended June 30, 2011 and 2010, respectively. Our senior living operations segment accounted for 78.3% and 86.3% of total revenues for the six months ended June 30, 2011 and 2010, respectively. The following table provides information about our senior living operation segment concentration for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	Percentage of	Percentage of	Percentage of	Percentage of
Operators	Segment Revenues	Total Revenues	Segment Revenues	Total Revenues
Good Neighbor Care	30.1%	26.3%	30.1%	23.6%
Royal Senior Care	14.8%	5.8%	14.8%	11.6%
Woodbine Senior Living	22.4%	17.2%	22.4%	17.5%
12 Oaks Senior Living	21.2%	15.7%	21.2%	16.6%
Provision Living	6.1%	4.5%	6.1%	4.7%
Legend Senior Living	5.4%	4.0%	5.4%	4.3%

	100.0%	73.5%	100.0%	78.3%

Our triple-net leased segment accounted for 24.1% and 11.9% of total revenues for the three months ended June 30, 2011 and 2010, respectively. Our triple-net leased segment accounted for 19.2% and 13.7% of total revenues for the six months ended June 30, 2011 and 2010, respectively. The following table provides information about our triple-net leased segment for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	Percentage of	Percentage of	Percentage of	Percentage of
Tenant	Segment Revenues	Total Revenues	Segment Revenues	Total Revenues
Babcock PM Management	19.1%	4.6%	25.3%	4.9%
Global Rehab Hospitals	16.6%	4.0%	22.0%	4.2%
The Specialty Hospital	55.3%	13.3%	45.3%	8.7%
Floyd Healthcare Management	9.0%	2.2%	7.4%	1.4%

	100.0%	24.1%	100.0%	19.2%

Our medical office building segment accounted for 2.4% and 0% of total revenues for the three months ended June 30, 2011 and 2010, respectively. Our medical office building segment accounted for 2.5% and 0% of total revenues for the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, we owned 15 properties, geographically located in ten states. The following table provides information about our geographic risks by operating segment for the three and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	Percentage of	Percentage of	Percentage of	Percentage of
State	Segment Revenues	Total Revenues	Segment Revenues	Total Revenues
Senior living operations
South Carolina	7.9%	5.8%	14.8%	11.6%
Texas	21.3%	15.7%	21.2%	16.6%
Ohio	15.2%	11.2%	14.7%	11.5%
Pennsylvania	18.8%	13.8%	14.9%	11.7%
New Hampshire	12.3%	9.1%	11.4%	8.9%
Tennessee	12.8%	9.4%	11.5%	9.0%
Indiana	6.2%	4.5%	6.1%	4.7%
Florida	5.5%	4.0%	5.4%	4.3%

Triple-net leased properties
Texas	35.7%	8.6%	47.3%	9.1%
Georgia	64.3%	15.5%	52.7%	10.1%
Colorado (1)	—	—	—	—

Medical office building
Texas	100.0%	2.4%	100.0%	2.5%

(1)	Under construction as of June 30, 2011
7. Income Taxes
For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of June 30, 2011, we had acquired ten assisted-living facilities and formed ten wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would establish a valuation allowance which would offset the previously recognized income tax benefit.
For the six months ended June 30, 2011 and 2010 the consolidated income tax benefit was $0.2 million and $0, respectively, and was included in general and administrative expenses in our condensed consolidated financial statements. Our net operating loss carryforwards were utilized in 2010 with respect to the TRS entities. Net deferred tax assets related to the TRS entities totaled $0.7 million and $0 million at June 30, 2011 and December 31, 2010, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2011.
8. Payable to Related Parties
Payable to related parties at December 31, 2010 was $0.1 million, which consisted of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and PCC.
9. Segment Reporting
As of June 30, 2011, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.
On December 22, 2010, we completed the purchase of Hedgcoxe Health Plaza, a multi-tenant medical office building in Plano, TX. With the addition of Hedgcoxe Health Plaza, we determined that segregating our MOB operations into its own reporting segment better reflects how our business segments are managed and each segment’s performance is evaluated. Prior to the Hedgcoxe Health Plaza acquisition, we operated in two reportable segments: senior living operations and triple-net leased properties. As a result of this realignment, segment information for the three and six months ended June 30, 2010 was recasted to reflect the realigned segment structure.
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

The following tables reconcile the segment activity to consolidated net income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Senior	Triple-net	Medical		Senior	Triple-net	Medical
	living	leased	office		living	leased	office
	operations	properties	building	Consolidated	operations	properties	building	Consolidated
Rental revenues	$5,774,000	$2,396,000	$201,000	$8,371,000	$2,927,000	$446,000	$—	$3,373,000
Resident services and fee income	2,020,000	—	—	2,020,000	576,000	—	—	576,000
Tenant reimbursements and other income	65,000	187,000	56,000	308,000	81,000	41,000	—	122,000

	$7,859,000	$2,583,000	$257,000	$10,699,000	$3,584,000	$487,000	$—	$4,071,000
Property operating and maintenance expenses	5,119,000	1,282,000	63,000	6,464,000	2,601,000	41,000	—	2,642,000

Net operating income	$2,740,000	$1,301,000	$194,000	$4,235,000	$983,000	$446,000	$—	$1,429,000

General and administrative expenses				1,297,000				512,000
Asset management fees and expenses				376,000				195,000
Real estate acquisition costs and earn out costs				514,000				881,000
Depreciation and amortization				2,129,000				930,000
Interest income				(3,000)				(9,000)
Interest expense				1,604,000				546,000

Net loss				$(1,682,000)				$(1,626,000)
Net income (loss) attributable to the noncontrolling interests				16,000				(82,000)
Net loss attributable to common stockholders				$(1,698,000)				$(1,544,000)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Senior	Triple-net	Medical		Senior	Triple-net	Medical
	living	leased	office		living	leased	office
	operations	properties	building	Consolidated	operations	properties	building	Consolidated
Rental revenues	$11,974,000	$3,555,000	$402,000	$15,931,000	$4,917,000	$893,000	$—	$5,810,000
Resident services and fee income	3,722,000	—	—	3,722,000	1,071,000	—	—	1,071,000
Tenant reimbursements and other income	175,000	345,000	111,000	631,000	151,000	81,000	—	232,000

	$15,871,000	$3,900,000	$513,000	$20,284,000	$6,139,000	$974,000	$—	$7,113,000
Property operating and maintenance expenses	10,564,000	1,455,000	133,000	12,152,000	4,421,000	81,000	—	4,502,000

Net operating income	$5,307,000	$2,445,000	$380,000	$8,132,000	$1,718,000	$893,000	$—	$2,611,000

General and administrative expenses				1,961,000				1,040,000
Asset management fees and expenses				807,000				360,000
Real estate acquisition costs and earn out costs				1,641,000				1,339,000
Depreciation and amortization				3,990,000				1,570,000
Interest income				(7,000)				(12,000)
Interest expense				3,080,000				883,000

Net loss				$(3,340,000)				$(2,569,000)
Net loss attributable to the noncontrolling interests				(49,000)				(78,000)
Net loss attributable to common stockholders				$(3,291,000)				$(2,491,000)

The following table reconciles the segment activity to consolidated financial position as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Assets
Investment in real estate:
Senior living operations	$95,035,000	$78,722,000
Triple-net leased properties	44,102,000	41,433,000
Medical office building	8,567,000	8,713,000

Total reportable segments	$147,704,000	$128,868,000
Reconciliation to consolidated assets:
Cash and cash equivalents	31,683,000	29,819,000
Deferred financing costs, net	1,381,000	1,382,000
Tenant and other receivables, net	1,613,000	1,462,000
Deferred costs and other assets	1,588,000	554,000
Restricted cash	3,281,000	2,942,000
Goodwill	5,965,000	5,329,000

Total assets	$193,215,000	$170,356,000

10. Notes Payable
Notes payable were $97.3 million and $80.8 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.5% per annum and a weighted-average effective interest rate of 5.92% per annum. As of June 30, 2011, we had $33.0 million of fixed rate debt, or approximately 34% of notes payable, at a weighted-average interest rate of 6.01% per annum and $64.3 million of variable rate debt, or approximately 66% of notes payable, at a weighted-average interest rate of 5.87% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 6.50% per annum and a weighted-average effective interest rate of 6.09% per annum.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Other than our credit facility as described below, we were in compliance with all such covenants and requirements as of June 30, 2011.

			Outstanding	Outstanding
			Principal Balance	Principal Balance
		Interest	as of June 30,	as of December 31,
Property Name	Payment Type	Rate	2011(1)	2010(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,514,000	$13,586,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,848,000	$9,904,000	December 16, 2019
Greentree (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,833,000	—	July 31, 2012
Forestview Manor (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,934,000	—	July 31, 2012
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,485,000	$7,530,000	December 22, 2016
Hedgcoxe Health Plaza (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$5,060,000	July 31, 2012

			Outstanding	Outstanding
			Principal Balance	Principal Balance
		Interest	as of June 30,	as of December 31,
Property Name	Payment Type	Rate	2011(1)	2010(1)	Maturity Date
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,238,000	$7,336,000	January 5, 2015
Oakleaf Village Portfolio	(2)	(2)	$17,745,000	$17,849,000	April 30, 2015
Oakleaf Village at Lexington	—	—	—	—	—
Oakleaf Village at Greenville	—	—	—	—	—
River’s Edge of Yardley (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	$2,500,000	July 31, 2012
Rome LTACH Project (3)	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$10,922,000	$8,588,000	December 18, 2012
Littleton Specialty Rehabilitation Facility (4)	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$1,000	$1,000	December 22, 2015
The Oaks Bradenton	(5)	(5)	$2,718,000	$2,738,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	$5,700,000	September 1, 2013
Woodland Terrace at the Oaks	Month 1-22 interest only. Month 23 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.75% with a floor of 5.75%	$5,800,000	$—	May 1, 2014

			$97,298,000	$80,792,000

(1)	As of June 30, 2011 and December 31, 2010, all notes payable are secured by the underlying real estate.

(2)	The aggregate loan amount is composed of a restatement date balance of $12.9 million outstanding with respect to a prior loan (the “Initial Loan”), and an additional amount of $5.1 million disbursed on the closing date (the “Restatement Date Loan”). From June 1, 2010 through the maturity date, payments on the Restatement Date Loan are due monthly and based upon a 30-year amortization schedule. From June 1, 2010 through January 10, 2011, payments on the Initial Loan were due monthly based upon a 25-year amortization schedule, thereafter through maturity, payments on the Initial Loan are due monthly based upon a 30-year amortization schedule. The Restatement Date Loan bears interest at a variable rate equal to 5.45% per annum plus the greater of 1.0% or the 3-month LIBOR rate (the “Contract Rate”). The outstanding balance of the Initial Loan bore interest at a rate of 6.62% per annum until January 10, 2011 and thereafter bears interest at the Contract Rate.

(3)	For the three and six months ended June 30, 2011 we incurred $0.2 million and $0.3 million, respectively, of interest expense related to the Rome LTACH Project. No interest expense was incurred during the same periods last year as the project was under development until February 2011. Interest expense and deferred financing fees capitalized were insignificant during the 6 months ended June 30, 2011.

(4)	For the three months ended June 30, 2011 and 2010 we did not incur any interest expense related to the Littleton Specialty Rehabilitation Facility. Interest expense and deferred financing fees capitalized were insignificant during the 6 months ended June 30, 2011.

(5)	Of the total loan amount, $2.4 million bears a fixed interest rate of 6.25% per annum. The remaining $0.4 million bears a variable interest rate equivalent to the prevailing market certificate of deposit rate plus a 1.5% margin. Monthly payments for the first twelve months were interest-only. Thereafter, monthly payments included interest and principal based on a 25-year amortization period.

(6)	In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. The initial term of the credit facility was 24 months, maturing on November 18, 2012, and could be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility was a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The amount outstanding under the credit facility was $16.3 million and $7.6 million at June 30, 2011 and December 31, 2010, respectively. The facility included a financial covenant requiring us to raise at least $20 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, the Company successfully negotiated the terms of a modification to the credit facility. KeyBank agreed to remove the covenant and revise the maturity date to July 31, 2012, which can be extended to October 30, 2012 subject to satisfaction of certain conditions, including payment of an extension fee. The line of credit was further modified to limit the outstanding balance to the current balance outstanding, impose additional monthly reporting covenants and require the establishment of tax and insurance impound accounts. The credit facility is secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the credit facility. The interest rate for this credit facility is one-month LIBOR plus a margin of 400 basis points, with a floor of LIBOR plus 200 basis points. The original credit facility required payment of a fee of up to 25 basis points related to unused credit available to us under the credit facility. As a result of the modification, this fee is no longer applicable. We are entitled to prepay the obligations at any time without penalty. Financing fees associated with this modification were insignificant and were incurred primarily in the third quarter of 2011.
The principal payments due on our notes payable for July 1, 2011 to December 31, 2011 and each of the subsequent years are as follows and include the payments as modified for the KeyBank credit facility:

Principal
Year	amount
July 1, 2011 to December 31, 2011	$396,000
2012	$30,930,000
2013	$6,641,000
2014	$6,400,000
2015	$23,919,000
2016 and thereafter	$29,012,000
Interest Expense and Deferred Financing Cost
The following table sets forth our gross interest expense and deferred financing cost amortization for the three and six months ended June 30, 2011 and 2010. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Total interest costs incurred	$1,636,000	$578,000	$3,121,000	$948,000
Capitalized interest expense and deferred financing cost amortization	(32,000)	(32,000)	(41,000)	(65,000)

Interest Expense	$1,604,000	$546,000	$3,080,000	$883,000

As of June 30, 2011 and December 31, 2010, our net deferred financing costs were $1.4 million. All deferred financing costs are capitalized and amortized over the life of the agreements.
11. Stockholders’ Equity
Common Stock
Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2011, including distributions reinvested, we had issued 13.3 million shares of common stock for a total of $132.3 million of gross proceeds in our initial and follow-on public offering. As of June 30, 2010, including distributions reinvested, we had issued 8.2 million shares of common stock for total gross proceeds of $82.1 million in our initial public offering.

Distributions
In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of June 30, 2011 and December 31, 2010, 551,000 and 394,000 shares, respectively, had been issued under the distribution reinvestment plan.
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
The following are the distributions declared quarterly during the six months ended June 30, 2011 and 2010:

	Distribution Declared(1)
Period	Cash	Reinvested	Total
First quarter 2010	$525,000	$506,000	$1,031,000
Second quarter 2010	$696,000	$665,000	$1,361,000

First quarter 2011	$1,152,000	$1,124,000	$2,276,000
Second quarter 2011	$2,436,000	$—	$2,436,000

(1)	Distributions declared represented a return of capital for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offerings are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.
The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the current annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including September 30, 2011. The distribution will be paid quarterly commencing October 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.
From our inception in October 2006 through June 30, 2011, we declared aggregate distributions of $13.0 million, our cumulative net loss attributable to common stockholders during the same period was $15.0 million and our cumulative cash flow used in operations during the same period was $5.2 million.
Stock Repurchase Program
In 2007, we adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being repurchased in connection with a stockholder’s death. Under our stock repurchase program, the repurchase price varies depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time with 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares. In 2009, our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years.

During the three and six months ended June 30, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

	Total Number	Average
	of Shares	Price Paid
Period	Redeemed	per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29

First quarter 2011	43,790	$9.35
April	45,139	$9.48
May	19,126	$9.14
June	59,213	$9.99

Second quarter 2011	123,478	$9.67

	167,268

During the three and six months ended June 30, 2010, we repurchased 13,500 and 23,709 shares pursuant to our stock repurchase program.
During the six months ended June 30, 2011, we received requests to have an aggregate of 252,367 shares repurchased pursuant to our stock repurchase program. Of these requests, 71,293 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described below. During the six months ended June 30, 2010, all but 41 shares were repurchased. Such shares were not repurchased due to limitations contained in the terms of our stock repurchase program.
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
12. Related Party Transactions
The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. As discussed in Note 1, on July 29, 2011, the Company executed the Omnibus Agreement, which provided for a number of significant changes to the Company’s material contracts as discussed in more detail in the subsections below.
The Company may immediately terminate the Advisory Agreement in the event of (1) the bankruptcy of the Advisor, CLFA or CVI or the commencement of any similar insolvency proceeding by any such party; or (2) any material breach of the Advisory Agreement by the Advisor which (a) is not cured within 30 days after written notice thereof, or (b) in the reasonable determination of the Committee, cannot be cured within 30 days. The Advisor also is no longer entitled to recommend nominees for election to the Company’s board of directors
Advisory Agreement
Advisory Agreement Overview. Under the terms of the Advisory Agreement, the Advisor is required to use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The Advisory Agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties. The fees and expense reimbursements payable to the Advisor under the Advisory Agreement are described below.
Organizational and Offering Costs. Organizational and offering costs paid by the Advisor on our behalf are being reimbursed to the Advisor from the proceeds of our offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor is required to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings.
As of June 30, 2011, the Advisor and its affiliates had incurred organizational and offering costs totaling $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. As of December 31, 2010, the Advisor and its affiliates had incurred organizational and offering costs totaling $4.6 million, including $0.1 million of organizational costs that have been expensed and $4.5 million of offering costs which reduce net proceeds of our offerings. Upon the execution of the Omnibus Agreement, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to the Advisor pursuant to the advisory agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our condensed consolidated balance sheet.
Acquisition Fees and Expenses. The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees will be paid upon receipt of offering proceeds, and the balance will be paid at the time we acquire a property. However, if the advisory agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended June 30, 2011 and 2010, the Advisor earned $0.2 million and $0.5 million in acquisition fees, respectively. For the six months ended June 30, 2011 and 2010, the Advisor earned $0.5 million and $0.9 million in acquisition fees, respectively.
As of June 30, 2011, the amount of acquisition fees advanced to the Advisor but not yet allocated to an investment was $0.9 million. This amount has been expensed and included in real estate acquisition costs and earn out costs in our condensed consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.
Management Fees. Prior to the execution of the Omnibus Agreement, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis in book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP (Average Invested Assets). In addition, we have historically reimbursed the Advisor for the direct and indirect costs and expenses incurred by the Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC (“SHI”) for portfolio management services provided on our behalf. These fees and expenses were in addition to management fees that we expect to pay to third-party property managers.
For the three months ended June 30, 2011 and 2010, the Advisor earned $0.4 million and $0.2 million of management fees, respectively, which were expensed. For the three months ended June 30, 2011 and 2010, the Advisor incurred $0.2 million and $0.1 million, respectively of direct and indirect costs and expenses, which are included in asset management fees and expenses in the condensed consolidated statement of operations.
For the six months ended June 30, 2011 and 2010, the Advisor earned $0.8 million and $0.4 million of management fees, respectively, which were expensed. For both the six months ended June 30, 2011 and 2010, the Advisor incurred $0.4 million of direct and indirect costs and expenses, which are included in asset management fees and expenses in the condensed consolidated statement of operations.
Upon the execution of the Omnibus Agreement, the asset management fee payable to the Advisor was reduced to a maximum annual rate of 0.5% of Average Invested Assets and a separate asset management fee payable to the Sub-Advisor at a maximum annual rate of 0.25% of Average Invested Assets was added. In the event that operating expenses, as described below, exceed the 2%/25% Guidelines, the asset management fees will be reduced on a pro-rata basis with a minimum 0.35% annual asset management fee rate.
Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended June 30, 2011 and 2010, $0.4 million and $0.3 million of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations. Under the Advisory Agreement, the Advisor must restrict its total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the Independent Directors Committee of the Board of Directors of the Company (the “Committee”) determines that a higher level of expenses (an “Excess Amount”) is justified, based on unusual and non-recurring factors. The total operating expenses include operating expenses incurred by both the Advisor and the Sub-Advisor. The Advisor must estimate and submit all of its reasonable direct internal expenses on a semi-monthly basis for the prior approval of the Committee and/or its financial advisor. The Committee will not approve any operating expenses (other than those determined to be justified based on unusual and non-recurring factors) if, in its reasonable discretion, the Committee determines that such operating expenses, considered together with operating expenses previously approved for the relevant period, as well as estimated operating expenses for the remainder of the relevant period, would exceed the 2%/25% Guidelines. The Advisor must submit any operating expenses which it deems unusual and non-recurring to the Committee, after review by the Committee’s financial advisor, for the Committee’s determination of whether such expenses are justified prior to any payment thereof.
For the four quarters ended March 31, 2011, our management fees and expenses and operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income and our Independent Directors Committee had determined that $0.2 million of the Excess Amount was justified as unusual and non-recurring. The Excess Amount for the fiscal quarter ended March 31, 2011 was $0.6 million. The Excess Amount for the four fiscal quarters ended March 31, 2011 was $1.8 million. In accordance with our charter, the Independent Directors Committee instructed us to record a receivable from the Advisor for $1.6 million, reflecting the Excess Amount paid to the Advisor for the four quarters ended March 31, 2011 less the amount determined by the Independent Directors Committee to be justified as unusual and non-recurring. Upon the execution of the Omnibus Agreement, we forgave the receivable of $1.6 million, as well as the Excess Amount for the second quarter of 2011, which was $0.5 million. We recorded an allowance for receivable for the total Excess Amount of $1.6 million during the first quarter of 2011, which is included in general and administrative expenses in our condensed consolidated statement of operations.
Disposition Fee. Prior to the execution of the Omnibus Agreement, the Advisory Agreement provided that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we would pay the Advisor or such affiliate at closing a disposition fee up to 3% of the sales price of such property or properties. Upon the execution of the Omnibus Agreement, the disposition fee payable to the Advisor was reduced to 0.25% of the sales price of properties sold and a separate disposition fee to the Sub Advisor of 1% of the sales price of properties sold was added. The Sub Advisor will receive monthly advances of its disposition fee at a rate of 1/12th of .25% of the Company’s Average Invested Assets, for up to, but not exceeding, six monthly installments. Such advances will be credited against the final disposition fee payable to the Sub-Advisor upon the sale of the Company’s properties. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We pay the disposition fees for a property at the time the property is sold.
Subordinated Participation Provisions. Prior to the execution of the Omnibus Agreement, the Advisor was entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:
•	After we pay stockholders cumulative distributions equal to their invested capital plus a 6% cumulative, non-compounded return, the Advisor would be paid a subordinated participation in net sale proceeds ranging from a low of 5% of net sales provided investors have earned an annualized return of 6% to a high of 15% of net sales proceeds if investors have earned annualized returns of 10% or more.

•	Upon termination of the Advisory Agreement, the Advisor would receive the subordinated performance fee due upon termination. This fee ranged from a low of 5% of the amount by which the sum of the appraised value of our assets minus our liabilities on the date the Advisory Agreement was terminated plus total distributions (other than stock distributions) paid prior to termination of the Advisory Agreement exceeded the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the appraised value of our assets minus its liabilities plus all prior distributions (other than stock distributions) exceeded the amount of invested capital plus annualized returns of 10% or more.

•	In the event we listed our stock for trading, the Advisor would receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds. This fee ranged from a low of 5% of the amount by which the market value of our common stock plus all prior distributions (other than stock distributions) exceeded the amount of invested capital plus annualized returns of 6%, to a high of 15% of the amount by which the sum of the market value of our stock plus all prior distributions (other than stock distributions) exceeded the amount of invested capital plus annualized returns of 10% or more.
Pursuant to the Omnibus Agreement, no fees, other than the disposition fee described above, including any incentive fees or subordinated participations in cash flows, will be due to the Advisor upon the sale of the Company’s properties or the termination of the Advisory Agreement.

Dealer Manager Agreements
PCC was the dealer manager for our initial and follow-on public offerings. Prior to the suspension of our follow-on offering on April 29, 2011, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings. PCC was also entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in our primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings. Prior to the execution of the Omnibus Agreement, the Advisory Agreement required the Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) were in excess of 13.5% of gross proceeds from our primary offerings. For the three months ended June 30, 2011 and 2010, our dealer manager earned sales commission and a dealer manager fee of $0.3 million and $1.7 million, respectively. For the six months ended June 30, 2011 and 2010, our dealer manager earned sales commission and a dealer manager fee of $1.4 million and $3.0 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.
13. Commitments and Contingencies
We monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that we believe would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
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
14. Business Combinations
On January 14, 2011, through a wholly-owned subsidiary, we purchased the assets of an assisted-living property, Forestview Manor, from 153 Parade Road, LLC, for $10.8 million. The acquisition was funded by our revolving credit facility from Key Bank National Association and with proceeds from our initial public offering.
On April 14, 2011, through a wholly-owned subsidiary, we purchased an assisted-living property, Sunrise of Allentown, from an affiliate of Sunrise Senior Living, Inc., for $9.0 million. The property has been rebranded as Woodland Terrace at the Oaks Senior Living. The acquisition of Woodland Terrace was funded with proceeds from our public offerings and a mortgage loan from an unaffiliated lender, post-closing.
On April 30, 2010, we purchased the Oakleaf Village Portfolio for $12.4 million.
We have accounted for each acquisition as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of the acquired property are recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The following table shows the allocation of the purchase price to the assets acquired and liabilities assumed for each current year acquisition as of the acquisition date.

	Forestview	Sunrise of	Oakleaf
	Manor	Allentown	Village
Land	$1,320,000	$1,000,000	$3,121,000
Buildings & improvements	6,803,000	6,395,000	20,058,000
Site improvements	1,040,000	350,000	499,000
Furniture & fixtures	350,000	220,000	515,000
Other intangible assets	—	90,000	—
In-place lease value	960,000	500,000	1,658,000
Tenant relationship	—	—	219,000
Loan assumed at Property acquisition	—	—	(12,902,000)
Assets contributed by noncontrolling interest	—	—	(1,735,000)
Goodwill	277,000	445,000	930,000

Real estate acquisitions	$10,750,000	$9,000,000	$12,363,000

Acquisition expenses	$160,000	$142,000	$306,000

The following unaudited pro forma information for the three and six months ended June 30, 2011 and 2010 has been prepared to reflect the incremental effect of the Oakleaf Village, Forestview Manor and Sunrise of Allentown acquisitions as if such acquisitions had occurred on January 1, 2010. For the three and six months ended June 30, 2011, acquisition-related costs of $0.1 million and $0.3 million, respectively, were excluded from pro forma net loss. Pro forma net loss for the six months ended June 30, 2010, was adjusted to include $0.3 million of acquisition-related costs incurred in 2011 for the Forestview Manor and Sunrise of Allentown acquisitions.

	Three months	Three months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenues	$10,810,000	$6,488,000
Net loss	$(1,618,000)	$(1,516,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.12)	$(0.21)

	Six months	Six months
	Ended	Ended
	June 30, 2011	June 30, 2010
Revenues	$21,261,000	$13,117,000
Net loss	$(3,471,000)	$(2,609,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.28)	$(0.44)
The Company recorded revenues of $1.0 million and $1.8 million for the three and six months ended June 30, 2011, respectively, and net loss of $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, for Forestview Manor.
The Company recorded revenues of $0.6 million for the three and six months ended June 30, 2011 and net loss of $0.3 million for the three and six months ended June 30, 2011, respectively, for Sunrise of Allentown.
15. Subsequent Events
Other than the KeyBank loan modification (as discussed at Note 10) and the executed Omnibus Agreement (as discussed at Note 1 and Note 12), no significant events have occurred subsequent to our balance sheet date that require further disclosure or adjustment to our balances.

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
Overview
We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. Our intent was to invest the net proceeds from our offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States. As of June 30, 2011, we raised $127.0 million of gross proceeds from the sale of 12.7 million shares of our common stock in our initial and follow-on public offerings.
On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee evaluation of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. The Independent Directors Committee is continuing to evaluate strategic alternatives, including a possible merger with another company or the sale of the entire portfolio.

Our total revenue, which is comprised largely of rental income, includes rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market-specific, general economic and other conditions.
Highlights for the Three Months Ended June 30, 2011
•	We completed one acquisition for a purchase price of approximately $9.0 million. See Note 14 to the condensed consolidated financial statements.

•	On August 1, 2011, we executed a Second Amendment and Waiver to the KeyBank credit facility. See Note 10 to the condensed consolidated financial statements.

•	On July 29, 2011, we executed an Omnibus Agreement, which implemented, among other things, a number of advisory relationship changes. See Notes 1 and 12 to the condensed consolidated financial statements.
Status of Our Offering
•	Prior to the suspension of our follow-on offering on April 29, 2011, we had raised approximately $127.0 million through the issuance of approximately 12.7 million shares of our common stock under our initial and follow-on offerings, excluding approximately 551,000 shares that were issued pursuant to our distribution reinvestment plan, reduced by approximately 281,000 shares repurchased pursuant to our stock repurchase program.
Market Outlook — Real Estate and Real Estate Finance Markets
In recent years, the national as well as most global economies have experienced substantially increased unemployment and a downturn in economic activity. The aforementioned conditions, combined with low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging economic environment that, together with the recent stock market turbulence, may delay the implementation of our business strategy or force us to modify it.
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
Results of Operations
As of June 30, 2011, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and as of June 30, 2011, we owned 15 properties. These properties include ten assisted-living facilities which comprise our senior living operations segment, one medical office building, which comprises our MOB segment, and four operating healthcare facilities including one development healthcare facility, which comprise our triple-net leased segment. During the three-months ended June 30, 2010, we owned six real estate properties and had one development project under construction. Accordingly, the results of our first quarter 2011 and 2010 operations are not directly comparable.
Comparison of the Three Months Ended June 30, 2011 and 2010

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$2,740,000	$984,000	$1,756,000	178
Triple-net leased properties	1,301,000	445,000	856,000	192
Medical office building	194,000	—	194,000	N/A

Total portfolio net operating income	$4,235,000	$1,429,000	$2,806,000	196

Reconciliation to net loss:
Net operating income, as defined (1)	$4,235,000	$1,429,000	$2,806,000	196
Unallocated (expenses) income:
General and administrative expenses	(1,297,000)	(512,000)	785,000	153
Asset management fees and expenses	(376,000)	(195,000)	181,000	93
Real estate acquisitions costs and earn out costs	(514,000)	(881,000)	(367,000)	(42)
Depreciation and amortization	(2,129,000)	(930,000)	1,199,000	129
Interest income	3,000	9,000	(6,000)	(67)
Interest expense	(1,604,000)	(546,000)	1,058,000	194

Net loss	(1,682,000)	(1,626,000)	56,000	3
Net loss (income) attributable to noncontrolling interests	(16,000)	82,000	(98,000)	(120)

Net loss attributable to common stockholders	$(1,698,000)	$(1,544,000)	$154,000	10

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.
Senior Living Operations
Total revenue for senior living operations includes rental revenue, resident services and fee income, and tenant reimbursement and other income. Total revenue for the three months ended June 30, 2011 increased to $7.9 million from $3.6 million for the three months ended June 30, 2010. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2011 increased to $2.7 million from $1.0 million for the three months ended June 30, 2010. The increase in total revenue and net operating income is primarily due to acquisitions completed during the second half of 2010.

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Senior Living Operations — Net operating income

Total revenues
Rental revenue	$5,774,000	$2,927,000	$2,847,000	97
Resident services and fee income	2,020,000	576,000	1,444,000	251
Tenant reimbursement and other income	65,000	81,000	(16,000)	(20)
Less:
Property operating and maintenance expenses	(5,119,000)	(2,601,000)	2,518,000	97

Total portfolio net operating income	$2,740,000	$983,000	$1,757,000	179

Triple-Net Leased Properties
Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Total revenue for the three months ended June 30, 2011 increased to $2.6 million from $0.5 million for the three months ended June 30, 2010. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.3 million for the three months ended June 30, 2011 compared to $0.4 million for the three months ended June 30, 2010. Total revenue and net operating income increased due to the completion of construction on the Rome LTACH project and its 100% occupancy as of June 30, 2011.

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income

Total revenues
Rental revenue	$2,396,000	$446,000	$1,950,000	437
Tenant reimbursement and other income	187,000	41,000	146,000	356
Less:
Property operating and maintenance expenses	(1,282,000)	(41,000)	1,241,000	3027

Total portfolio net operating income	$1,301,000	$446,000	$855,000	192

Medical Office Buildings
Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Total revenue for the three months ended June 30, 2011 increased to $0.3 million from $0 for the three months ended June 30, 2010. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $0.2 million for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010. Total revenue and net operating income increased due to the acquisition completed in December 2010, which makes up this segment.

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
Medical Office Buildings — Net operating income

Total revenues
Rental revenue	$201,000	$—	$201,000	N/A
Tenant reimbursement and other income	56,000	—	56,000	N/A
Less:
Property operating and maintenance expenses	(63,000)	—	63,000	N/A

Total portfolio net operating income	$194,000	$—	$194,000	N/A
Unallocated (expenses) income
General and administrative expenses increased to $1.3 million for the three months ended June 30, 2011 from $0.5 million for the three months ended June 30, 2010. The increase was principally due to higher legal, consulting and board of director fees associated with the Company’s evaluation of strategic alternatives. The increase was partially offset by an income tax benefit during the three months ended June 30, 2011 as compared to income tax expense during the three months ended June 30, 2010. The income tax benefit during the three months ended June 30, 2011 is due to the Company recognizing a deferred tax asset related primarily to book and tax-basis differences for straight-line rent and accrued liabilities..

As a result of the acquisitions during the second half of 2010 through June 30, 2011, asset management fees and expenses for the three months ended June 30, 2011 and 2010 increased to $0.4 million from $0.2 million and depreciation and amortization for the same periods increased to $2.1 million from $0.9 million.
For the three months ended June 30, 2011 and 2010, real estate acquisition costs and earn out costs, consisting of fees paid to the Advisor, acquisition costs paid directly to third-parties, and an earn-out provision related to GreenTree at Westwood, were $0.5 million and $0.9 million, respectively. The 2011 decrease in acquisition costs was due to lower third party expenses for transactions closed or in process during the second quarter of 2011 and by lower acquisition fees related to lower equity raised in the second quarter of 2011. These decreases were offset by an increase in the estimated amount to be paid in connection with the GreenTree at Westwood acquisition earn-out. A portion of the acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition.
Interest income was comparable for the three months ended June 30, 2011 and 2010.
Interest expense for the three months ended June 30, 2011 increased to $1.6 million from $0.5 million for the three months ended June 30, 2010 due to increased real estate acquisition financing during the second half of 2010 through June 30, 2011.
Net income attributable to noncontrolling interests for the three months ended June 30, 2011 as compared to net loss attributable to noncontrolling interests for the three months ended June 30, 2010 was primarily due to the completion of Rome during the first quarter of 2011 and the high occupancy rate of that joint venture.
Comparison of the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)

Senior living operations	$5,307,000	$1,718,000	$3,589,000	209
Triple-net leased properties	2,445,000	893,000	1,552,000	174
Medical office building	380,000	—	380,000	N/A

Total portfolio net operating income	$8,132,000	$2,611,000	$5,521,000	211

Reconciliation to net loss:
Net operating income, as defined (1)	$8,132,000	$2,611,000	$5,521,000	211
Unallocated (expenses) income:
General and administrative expenses	(1,961,000)	(1,040,000)	921,000	89
Asset management fees and expenses	(807,000)	(360,000)	447,000	124
Real estate acquisitions costs and earn out costs	(1,641,000)	(1,339,000)	302,000	23
Depreciation and amortization	(3,990,000)	(1,570,000)	2,420,000	154
Interest income	7,000	12,000	(5,000)	(42)
Interest expense	(3,080,000)	(883,000)	2,197,000	249

Net loss	(3,340,000)	(2,569,000)	771,000	30
Net loss attributable to noncontrolling interests	49,000	78,000	(29,000)	(37)
Net loss attributable to common stockholders	$(3,291,000)	(2,491,000)	800,000	32

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations
Total revenue for senior living operations includes rental revenue, resident services and fee income, and tenant reimbursement and other income. Total revenue for the six months ended June 30, 2011 increased to $15.9 million from $6.1 million for the six months ended June 30, 2010. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2011 increased to $5.3 million from $1.7 million for the six months ended June 30, 2010. The increase in total revenue and net operating income is primarily due to acquisitions completed during the second half of 2010.

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Senior Living Operations — Net operating income

Total revenues
Rental revenue	$11,974,000	$4,917,000	$7,057,000	144
Resident services and fee income	3,722,000	1,071,000	2,651,000	248
Tenant reimbursement and other income	175,000	151,000	24,000	16
Less:
Property operating and maintenance expenses	(10,564,000)	(4,421,000)	6,143,000	139

Total portfolio net operating income	$5,307,000	$1,718,000	$3,589,000	209

Triple-Net Leased Properties
Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Total revenue for the six months ended June 30, 2011 increased to $3.9 million from $1.0 million for the six months ended June 30, 2010. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $2.4 million for the six months ended June 30, 2011 compared to $0.9 million for the six months ended June 30, 2010. Total revenue and net operating income increased due to the completion of construction on the Rome LTACH project and its 100% occupancy as of June 30, 2011.

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income

Total revenues
Rental revenue	$3,555,000	$893,000	$2,662,000	298
Tenant reimbursement and other income	345,000	81,000	264,000	326
Less:
Property operating and maintenance expenses	(1,455,000)	(81,000)	1,374,000	1696

Total portfolio net operating income	$2,445,000	$893,000	$1,552,000	174

Medical Office Buildings
Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Total revenue for the six months ended June 30, 2011 increased to $0.5 million from $0 for the six months ended June 30, 2010. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $0.4 million for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. Total revenue and net operating income increased due to the acquisition completed in December 2010, which makes up this segment.

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Medical Office Buildings — Net operating income

Total revenues
Rental revenue	$402,000	$—	$402,000	N/A
Tenant reimbursement and other income	111,000	—	111,000	N/A
Less:
Property operating and maintenance expenses	(133,000)	—	133,000	N/A

Total portfolio net operating income	$380,000	$—	$380,000	N/A

Unallocated (expenses) income
General and administrative expenses increased to $2.0 million for the six months ended June 30, 2011 from $1.0 million for the six months ended June 30, 2010. The increase was principally due to higher legal, consulting and board of director fees associated with the Company’s evaluation of strategic alternatives. In addition, reimbursements to the Advisor for the direct and indirect costs of providing administrative and management services were higher as a result of the growth of the investment portfolio since June 30, 2010. These increases were partially offset by the recognition of a deferred income tax benefit during the six months ended June 30, 2011 as compared to income tax expense during the six months ended June 30, 2010.
As a result of the acquisitions during the second half of 2010 through June 30, 2011, asset management fees and expenses for the six months ended June 30, 2011 increased to $0.8 million from $0.4 million for the six months ended June 30, 2010 and depreciation and amortization for the same periods increased to $4.0 million from $1.6 million.
For the six months ended June 30, 2011 and 2010, real estate acquisition costs and earn out costs, consisting of fees paid to the Advisor, acquisition costs paid directly to third-parties, an earn-out provision related to GreenTree at Westwood and the promote provision related to Rome LTACH, were $1.6 million and $1.3 million, respectively. The 2011 increase in acquisition costs was due to increases in the estimated amounts to be paid in connection with the GreenTree at Westwood acquisition earn out and the Rome LTACH promote provision partially offset by lower third party expenses related to transactions closed or in process during the first quarter of 2011 and lower acquisition fees related to lower equity raised in the first half of 2011. A portion of the acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition.
Interest income was comparable for the six months ended June 30, 2011 and 2010.
Interest expense for the six months ended June 30, 2011 increased to $3.1 million from $0.9 million for the six months ended June 30, 2010 due to increased real estate acquisition financing during the second half of 2010 through June 30.
Net loss attributable to noncontrolling interests was lower for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to the completion of Rome during the first quarter of 2011 and the high occupancy rate of that joint venture.
Liquidity and Capital Resources
On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. While one of the alternatives under consideration was the hiring of a new dealer manager for our follow-on offering, the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. The Independent Directors Committee also evaluated possible changes to our advisory relationships. An agreement (the Omnibus Agreement) dated July 29, 2011, implemented a number of advisory relationship changes. The success of these changes in accomplishing the Independent Directors’ objectives is uncertain. In addition to uncertainties associated with dealer manager or advisor relationships, financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. We expect that our primary uses of capital over the next twelve months will be for the payment of tenant improvements, earn out and promote liabilities, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings in the next twelve months. We plan to refinance the KeyBank credit facility or use funds from the sale of the portfolio to meet the payment obligations due in the second half of 2012. We expect to fund stockholder distributions from the excess of cash on hand and from operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all. On June 30, 2011, our directors declared distributions for the quarter to end September 30, 2011 at a reduced annualized rate of 2.5%.
As of June 30, 2011, we had approximately $31.7 million in cash and cash equivalents on hand. Our liquidity will increase if cash flow from the operation of our properties exceeds non-property expenditures and will decrease if it does not. Available cash is temporarily invested in short-term, liquid investments that yield lower returns than investments in real estate.
On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). The Facility included a financial covenant requiring us to raise at least $20 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, the Company successfully negotiated the terms of a modification to the credit facility. The terms of the agreement were amended to convert the Facility from a revolving loan commitment to a term loan and reduced the maximum amount of the commitment from $25.0 million to the current outstanding amount of $16.3 million. The amendment also changed the maturity date of the Facility from November 18, 2012 to July 31, 2012 (subject to one ninety-day extension option). The amendment increased the minimum amount of cash and cash equivalents that the Company must maintain from $5.0 million to $8.0 million, but eliminated a covenant that required the Company to raise equity capital of at least $20.0 million during each calendar six-month period. The interest rate for this Facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. We are entitled to prepay the obligations at any time without penalty.
Distributions
Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and proceeds from loans, including those secured by our assets. Through June 30, 2011, we made cash distributions to our stockholders at an annualized rate of 7.5%, based on a $10.00 per-share purchase price. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00). The distribution will be paid quarterly commencing October 2011. This distribution rate is expected to more closely align distributions to funds available from operations.
Historically, we have used a portion of the proceeds from our distribution reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and the repayment of debt. Because our distribution reinvestment plan was suspended on May 10, 2011, we will no longer have distribution reinvestment plan proceeds available for such general corporate purposes. Because such funds will not be available from the distribution reinvestment plan offering, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions. As noted above, the distribution rate was decreased to an annualized rate of 2.5% on June 30, 2011 in response to the current situation.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2010	$525,000	$506,000	$1,031,000	$48,000
Second quarter 2010	$696,000	$665,000	$1,361,000	$(597,000)
First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
Second quarter 2011	$2,436,000	$—	$2,436,000	$605,000
From our inception in October 2006 through June 30, 2011, we declared aggregate distributions of $13.0 million, our cumulative net loss attributable to common stockholders during the same period was $15.0 million, and our cumulative cash flow used in operations during the same period was $5.2 million.
Contractual Obligations
The following table reflects our contractual obligations as of June 30, 2011, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations (1)	$97,298,000	$880,000	$28,140,000	$14,893,000	$53,385,000
Interest expense related to long-term debt (2)	$32,544,000	$5,602,000	$6,454,000	$5,271,000	$15,217,000
Performance based earn outs (3)	$941,000	$941,000	$—	$—	$—

(1)	Represents principal amount owed on all outstanding debt as of June 30, 2011.

(2)	Represents interest expense related to various loan agreements in connection with all acquisitions as of June 30, 2011. The information in the table above reflects our projected interest rate obligations for these loan agreements based on the contract interest rates, interest payment dates, and scheduled maturity dates.

(3)	Represents the earn-out agreement related to Greentree at Westwood. Contractually, the seller has until December 2012 to exercise the right to the earn out amount. Subsequent to June 30, 2011, the seller has provided the company with written notice of seller’s election to receive the current amount earned.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2011, we had approximately $64.3 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.6 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
The following risk supplements the risks disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010.
We are dependent upon our Advisor and Sub-Advisor to conduct our operations. If our Advisor or Sub-Advisor became unable to continue in those roles, we may have difficulty finding qualified successors, and any successor advisor or sub-advisor may not be as well suited to manage us and our portfolio. In addition, we are continuing to explore various strategic alternatives to enhance value for our stockholders. These potential changes could result in a significant disruption of our business and may adversely affect the value of our stockholders’ investment in us.
At the recommendation of our advisor, the Independent Directors Committee of our board of directors is considering various strategic alternatives to enhance value for our stockholders. In connection with this process, our Independent Directors Committee, with the assistance of its independent financial advisor, has negotiated and caused us to execute an Omnibus Agreement with, among other parties, Cornerstone Leveraged Realty Advisors, LLC, our Advisor, and Servant Healthcare Investments, LLC, our Sub-Advisor. Among other actions, the Omnibus Agreement amends the Advisory Agreement between us and our Advisor, and amends and assigns to us the Sub-Advisory Agreement originally entered into by and between our Advisor and the Sub-Advisor. The Omnibus Agreement requires our Advisor to continue to provide the services that it is obligated to perform pursuant to the Advisory Agreement, reduces the amounts of certain fees payable to our Advisor and Sub-Advisor, and restricts total operating expenses that may be incurred on our behalf by the Advisor and Sub-Advisor. As previously reported, our Advisor has been losing money with respect to the services it provides to us. If our Advisor and Sub-Advisor cannot meet their obligations as they arise, or if they are unable to provide adequate service to us as required under the terms of the Omnibus Agreement, we may have to find another Advisor or Sub-Advisor. If we are required to find a new Advisor or Sub-Advisor we may have difficulty doing so, and any successor advisor may not be as well suited to manage us and our portfolio. As we have no employees and are entirely dependent on our Advisor and Sub-Advisor to manage our operations, these potential changes could result in a significant disruption of our business.
In addition, our Independent Directors Committee is continuing to explore various strategic alternatives and capital raising opportunities. This focus could adversely affect our operations in a number of ways, including, among other things, by:
•	disrupting our operations and diverting management resources;

•	failing to successfully produce the expected benefits;

•	being time consuming and expensive;

•	resulting in the loss of business opportunities; and

•	subjecting us to litigation.
The occurrence of any or all of these events could adversely affect the results of our operations and lead to lower overall returns to our stockholders.

We have paid, and may in the future pay, distributions from sources other than cash provided from operations.
Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended June 30, 2011, our cash outflow from operations was approximately $0.4 million. During that period we paid distributions to investors of approximately $8.6 million, of which approximately $3.4 million was reinvested pursuant to our distribution reinvestment plan and approximately $5.1 million was paid to investors in cash from our offering proceeds.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)	On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million was declared effective under the Securities Act of 1933. The offering has not terminated yet. As of June 30, 2011, we had sold 12.7 million shares of common stock in our ongoing public offering and raised gross offering proceeds of $127.0 million. From this amount, we incurred $12.3 million in selling commissions and dealer manager fees payable to our dealer manager and $4.2 million in acquisition fees payable to the Advisor. We had acquired 15 properties including one development project as of June 30, 2011.

(c)	During the six months ended June 30, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

	Total Number	Average
	of Shares	Price Paid
Period	Redeemed	per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29
April	45,139	$9.48
May	19,126	$9.14
June	59,213	$9.99
	167,268

Item 6. Exhibits
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Articles of Amendment of the Registrant, dated as of December 29, 2009 (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-139704), filed on March 21, 2007).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007).

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Principal Financial Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August 2011.

CORNERSTONE HEALTHCARE PLUS REIT, INC.
By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)