Form 10-Q
period 2011-09-30
CORNERSTONE HEALTHCARE PLUS REIT, INC.
filed 2011-11-14
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of November 9, 2011, there were 12,939,066 shares of common stock of Cornerstone Healthcare Plus REIT, Inc. outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

Cornerstone Healthcare Plus REIT, Inc.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$30,921,000	$29,819,000
Investments in real estate:
Land	21,269,000	18,949,000
Buildings and improvements, net	114,918,000	87,933,000
Furniture, fixtures and equipment, net	2,477,000	2,410,000
Development costs and construction in progress	3,208,000	13,669,000
Intangible lease assets, net	6,163,000	5,907,000

	148,035,000	128,868,000
Deferred financing costs, net	1,264,000	1,382,000
Tenant and other receivables	1,715,000	1,462,000
Receivable from related parties, net (Note 12)	—	—
Deferred costs and other assets	1,481,000	554,000
Restricted cash	3,814,000	2,942,000
Goodwill	5,965,000	5,329,000

Total assets	$193,195,000	$170,356,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$97,459,000	$80,792,000
Accounts payable and accrued liabilities	8,777,000	4,886,000
Payable to related parties	—	65,000
Prepaid rent and security deposits	1,890,000	1,127,000
Distributions payable	817,000	722,000

Total liabilities	108,943,000	87,592,000
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized; no shares were issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,972,135 and 11,592,883 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	130,000	116,000
Additional paid-in capital	97,908,000	91,588,000
Accumulated deficit	(16,406,000)	(11,722,000)

Total stockholders’ equity	81,632,000	79,982,000
Noncontrolling interests	2,620,000	2,782,000

Total equity	84,252,000	82,764,000

Total liabilities and equity	$193,195,000	$170,356,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental revenue	$8,458,000	$4,061,000	$24,389,000	$9,871,000
Resident services and fee income	1,945,000	770,000	5,667,000	1,841,000
Tenant reimbursements and other income	433,000	124,000	1,064,000	356,000

	10,836,000	4,955,000	31,120,000	12,068,000
Expenses:
Property operating and maintenance	6,821,000	3,133,000	18,973,000	7,635,000
General and administrative expenses	1,240,000	640,000	3,201,000	1,680,000
Asset management fees and expenses	390,000	319,000	1,197,000	679,000
Real estate acquisition costs and earn-out costs	22,000	653,000	1,663,000	1,992,000
Depreciation and amortization	2,100,000	1,183,000	6,090,000	2,753,000

	10,573,000	5,928,000	31,124,000	14,739,000

Income (loss) from operations	263,000	(973,000)	(4,000)	(2,671,000)
Other income (expense):
Interest income	4,000	4,000	10,000	16,000
Interest expense	(1,640,000)	(679,000)	(4,719,000)	(1,562,000)

Net loss	(1,373,000)	(1,648,000)	(4,713,000)	(4,217,000)
Net income (loss) attributable to noncontrolling interests	20,000	(40,000)	(29,000)	(118,000)

Net loss attributable to common stockholders	$(1,393,000)	$(1,608,000)	$(4,684,000)	$(4,099,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.11)	$(0.18)	$(0.37)	$(0.63)

Weighted-average number of common shares	12,985,804	8,782,378	12,629,155	6,523,893
Distribution declared, per common share	$0.06	$0.19	$0.44	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2010	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$2,782,000	$82,764,000
Issuance of common stock	1,575,250	16,000	15,628,000	—	15,644,000	—	15,644,000
Redeemed shares	(195,998)	(2,000)	(1,889,000)	—	(1,891,000)	—	(1,891,000)
Offering costs	—	—	(1,890,000)	—	(1,890,000)	—	(1,890,000)
Distributions	—	—	(5,529,000)	—	(5,529,000)	(133,000)	(5,662,000)
Change in ownership of noncontrolling interest (See Note 1)	—	—	—	—	—	—	—
Net loss	—	—	—	(4,684,000)	(4,684,000)	(29,000)	(4,713,000)

Balance — September 30, 2011	12,972,135	$130,000	$97,908,000	$(16,406,000)	$81,632,000	$2,620,000	$84,252,000

	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	4,887,728	49,000	48,731,000	—	48,780,000	—	48,780,000
Redeemed shares	(95,087)	—	(928,000)	—	(928,000)	—	(928,000)
Noncontrolling interest contribution	—	—	—	—	—	2,766,000	2,766,000
Offering costs	—	—	(5,757,000)	—	(5,757,000)	—	(5,757,000)
Distributions	—	—	(4,083,000)	—	(4,083,000)	(11,000)	(4,094,000)
Net loss	—	—	—	(4,099,000)	(4,099,000)	(118,000)	(4,217,000)

Balance — September 30, 2010	9,786,392	$99,000	$77,514,000	$(9,502,000)	$68,111,000	$2,637,000	$70,748,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,713,000)	$(4,217,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Amortization of deferred financing costs	414,000	51,000
Depreciation and amortization	6,090,000	2,753,000
Straight-line rent amortization	(695,000)	(247,000)
Real estate earn out costs	745,000	—
Change in operating assets and liabilities:
Tenant and other receivables	440,000	23,000
Deferred costs and deposits	(1,030,000)	106,000
Restricted cash	(774,000)	(834,000)
Prepaid rent and tenant security deposits	763,000	83,000
Payable to related parties	(38,000)	(216,000)
Accounts payable and accrued liabilities	2,403,000	2,385,000

Net cash provided by (used in) operating activities	3,605,000	(113,000)
Cash flows from investing activities:
Real estate acquisitions	(19,751,000)	(35,489,000)
Additions to real estate	(342,000)	(116,000)
Restricted cash	(98,000)	(754,000)
Development of real estate	(4,024,000)	(7,287,000)
Acquisition deposits	100,000	(50,000)

Net cash used in investing activities	(24,115,000)	(43,696,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,160,000	46,915,000
Redeemed shares	(1,891,000)	(928,000)
Repayment of note payable	(584,000)	(282,000)
Proceeds from notes payable	17,251,000	13,182,000
Payment of real estate earn out costs	(1,000,000)	—
Offering costs	(1,917,000)	(6,887,000)
Deferred financing costs	(324,000)	(432,000)
Noncontrolling interest contribution	—	886,000
Distributions paid to stockholders	(3,950,000)	(1,939,000)
Distributions paid to noncontrolling interests	(133,000)	(11,000)

Net cash provided by financing activities	21,612,000	50,504,000

Net increase in cash and cash equivalents	1,102,000	6,695,000
Cash and cash equivalents — beginning of period	29,819,000	14,900,000

Cash and cash equivalents — end of period	$30,921,000	$21,595,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,226,000	$1,309,000
Cash paid for income taxes	$509,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$817,000	$586,000
Distribution reinvested	$1,484,000	$1,865,000
Loan assumed at property acquisition	$—	$12,902,000
Assets contributed by noncontrolling interest	$—	$1,880,000
Accrued offering costs	$—	$232,000
Change in ownership of noncontrolling interest (See Note 1)	$—	$—
Accrued real estate development costs	$1,404,000	$—
Accrued promote monetization liability	$2,018,000	$—
Deferred financing amortization capitalized to real estate development	$27,000	$97,000
Accrued liabilities assumed at acquisition	$—	$737,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORNERSTONE HEALTHCARE PLUS REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Effective July 29, 2011, the Company and the Advisor, together with Cornerstone Ventures, Inc., an affiliate of the Company’s advisor (“CVI”), CIP Leveraged Fund Advisors, LLC, the sole member of the Company’s advisor (“CLFA”), Servant Healthcare Investments, LLC, the Company’s sub-advisor (the “Sub-Advisor”), and Terry Roussel (together with CVI, CLFA and the Advisor, the “Cornerstone Parties”), entered into an Omnibus Agreement (the “Omnibus Agreement”) which, among other actions: (1) amended the advisory agreement, initially executed on September 12, 2007, by and between the Advisor and the Company (as amended, “the Advisory Agreement”); (2) provided for the transfer of certain interests in the Company from the Cornerstone Parties to the Company; (3) terminated the alliance agreement, dated as of May 19, 2008, by and between CVI and the Sub-Advisor; (4) modified and assigned to the Company the Sub-Advisory Agreement, dated as of May 19, 2008, by and between the Advisor, CLFA and the Sub-Advisor; and (5) canceled and forgave certain amounts due from the Advisor to the Company, all as further described herein.

Cornerstone Healthcare Plus Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At September 30, 2011, we owned 100% of the interest in the Operating Partnership and the CGI Healthcare Operating Partnership, L.P., a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Effective July 29, 2011, pursuant to the Omnibus Agreement, Mr. Roussel has no ownership interest in the Company or its affiliates.

On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of 12.4 million shares, including shares sold under the distribution reinvestment plan. As of September 30, 2011, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee has suspended its analysis of strategic alternatives for the Company and has concluded that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee has identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value. In particular, the Company will focus on portfolio performance, identifying investment and financing opportunities, implementing operational efficiencies and the potential for growth in the future.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, as filed with the SEC.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

Financial assets and liabilities recorded at fair value on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices in active markets for identical instruments.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified as a Level 3 instrument.

We generally determine or calculate the fair value of financial instruments using present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

The fair value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of September 30, 2011 and December 31, 2010, the fair value of notes payable was $98.4 million and $81.7 million, compared to the carrying values of $97.5 million and $80.8 million, respectively.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. This standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step I of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, the two-step impairment test would be required. Otherwise, no further testing is required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are planning to adopt this ASU as of December 31, 2011, and do not expect the adoption to have a significant impact on our condensed consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company’s adoption of ASU 2011-02 on July 1, 2011 did not have a significant impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We plan to adopt ASU 2011-04 on January 1, 2012. We are currently evaluating the impact ASU 2011-04 will have on our financial statements.

4. Investment in Real Estate

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet		Purchase Price	Sept. 30, 2011 Debt	Sept. 30, 2011 Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647		$20,500,000	$9,822,000	92%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172		$4,500,000	$2,708,000	100%
GreenTree Acquisition (1)	Columbus, IN	12/30/09	50,249		$5,150,000	$2,833,000	94%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525		$13,000,000	$7,189,000	100%
Rome LTACH Project (2)	Rome, GA	01/12/10	52,944		—	$10,922,000	100%
Oakleaf Village Portfolio:
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	63,917		$14,512,000	$9,504,000	89%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	56,437		$12,488,000	$8,190,000	74%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,828		$14,800,000	$7,464,000	100%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643		$8,500,000	$5,700,000	91%
Littleton Specialty Rehabilitation Facility (5)	Littleton, CO	12/16/10	26,808	(4)	—	$356,000	—
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184		$17,500,000	$13,477,000	96%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109		$9,094,000	$5,060,000	95%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146		$4,500,000	$2,500,000	100%
Forestview Manor	Meredith, NH	01/14/11	34,270		$10,750,000	$5,934,000	89%
Woodland Terrace	Allentown, PA	04/14/11	50,400		$9,000,000	$5,800,000	90%

(1)

Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property was to be calculated and paid to the seller as earn-out payments based upon the net operating income of the property, as defined, during each of the three years following our acquisition of the property. The earn-out liability associated with this acquisition was estimated to have a fair value of approximately $1.0 million and $0.4 million as of September 30, 2011 and December 31, 2010, respectively.

(2)

Rome LTACH, a development project, was completed in February 2011 and its first tenant moved in on February 1, 2011. As of September 30, 2011 the property had $15.8 million in net real estate assets. We may be obligated to monetize a portion of our partner’s interest in the appreciation of value in this joint venture. Refer to Note 5 for more information on the project’s promote monetization feature.

(3)

Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property was to be calculated and paid to the seller as earn-out payments based upon the net operating income, as defined, of the property during each of the three years following our acquisition of the property. The earn-out value of $1.0 million was paid during the second quarter of 2011.

(4)	Represents estimated gross square footage upon completion of development.
(5)

Littleton Specialty Rehabilitation Facility is currently under development. As of September 30, 2011, a total of $1.6 million had been invested in this project by the Company. We may be obligated to monetize a portion of our partner’s interest in the appreciation of value in this joint venture. Refer to Note 5 for more information on the project’s promote monetization feature.

As of September 30, 2011 and December 31, 2010, goodwill had a balance of $6.0 million and $5.3 million, respectively, all related to our senior living operations segment. During the quarter ended March 31, 2011, we recorded goodwill of $0.3 million for the acquisition of Forestview Manor. During the quarter ended June 30, 2011, we recorded goodwill of $0.4 million for the acquisition of Woodland Terrace. We recorded no goodwill in the quarter ended September 30, 2011. In addition to our annual impairment tests, on a quarterly basis, the Company evaluates for potential impairment indicators on the individual investments or reporting units and performs an interim test when indicators exist. As of September 30, 2011, the Company has recorded no accumulated impairment related to goodwill.

As of September 30, 2011, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Development costs and construction in progress	Intangible lease assets
Cost	$21,269,000	$119,201,000	$3,318,000	$3,208,000	$12,441,000
Accumulated depreciation and amortization	—	(4,283,000)	(841,000)	—	(6,278,000)

Net	$21,269,000	$114,918,000	$2,477,000	$3,208,000	$6,163,000

As of December 31, 2010, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Development costs and construction in progress	Intangible lease assets
Cost	$18,949,000	$89,719,000	$2,780,000	$13,669,000	$9,187,000
Accumulated depreciation and amortization	—	(1,786,000)	(370,000)	—	(3,280,000)

Net	$18,949,000	$87,933,000	$2,410,000	$13,669,000	$5,907,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended September 30, 2011 and 2010 was $1.0 million and $0.5 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the nine months ended September 30, 2011 and 2010 was $2.9 million and $1.1 million, respectively.

Amortization associated with the intangible assets for the three months ended September 30, 2011 and 2010 was $1.0 million and $0.7 million, respectively. Amortization associated with the intangible assets for the nine months ended September 30, 2011 and 2010 was $3.1 million and $1.6 million, respectively.

As of September 30, 2011, the Company has not recorded any long-lived asset impairment as a result of its impairment analysis.

Estimated amortization associated with intangible assets for October 1, 2011 through December 31, 2011 and subsequent years is as follows:

Intangible assets
October 2011 — December 2011	$613,000
2012	$1,328,000
2013	$415,000
2014	$354,000
2015	$354,000
2016	$354,000
2017 and thereafter	$2,745,000

The estimated useful lives for intangible assets range from one to twenty years. As of September 30, 2011, the weighted-average amortization period for intangible assets was 11 years.

5. Investments in Joint Ventures

Oakleaf Joint Venture

On April 30, 2010, we invested $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). The Oakleaf Joint Venture, which is consolidated in the Company’s condensed consolidated financial statements, owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of September 30, 2011, total net assets related to Oakleaf Joint Venture were $8.7 million, which includes $24.4 million of net real estate assets and total liabilities of $18.3 million. Liabilities include $17.7 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.

Rome LTACH Project

On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed $2.7 million of capital to acquire a 75.0% limited partnership interest in Rome LTH Partners, LP. Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our sponsor, contributed $0.5 million of capital to acquire a 15.0% limited partnership interest in Rome LTH Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of $0.3 million to acquire an aggregate 9.5% limited partnership interest in the Rome LTH Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Rome LTH Partners LP. As of both September 30, 2011 and December 31, 2010, we owned a 75.0% limited partnership interest in Rome LTH Partners, LP. This joint venture is consolidated in the Company’s condensed consolidated financial statements.

Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. At September 30, 2011, the construction of the medical facility was completed. During the first quarter of 2011, we determined that payments under these obligations are probable; accordingly, we recorded $2.2 million with respect to the monetization feature which had been included in accounts payable and accrued liabilities on our condensed consolidated balance sheet as of September 30, 2011. Of the $2.2 million, we capitalized certain construction period costs of $1.8 million and $0.2 million, which are included in intangible lease assets and building and improvements, respectively, on our condensed consolidated balance sheet. We expensed post construction period costs of $0.2 million, which are included in real estate acquisition costs and earn-out costs in our condensed consolidated statement of operations. As of September 30, 2011, total assets related to this project were $16.5 million, which includes $15.8 million of net real estate assets. Total liabilities were $13.3 million as of September 30, 2011, which includes $10.9 million of secured mortgage debt.

As of December 31, 2010, we had not recorded a liability with respect to the redemption feature of this joint venture. As of September 30, 2011, we estimated the fair value of the redemption feature at $2.2 million on a recurring basis. There has been no change to the fair value for the three months ended September 30, 2011. The fair value of the liability was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on estimates of fair value of the property as if the partners’ promote interest was redeemed at each reporting period end and calculated based on the expected promote interest pay-out, which includes estimates for preferred returns, debt repayment and a return of partners’ capital. The fair value of the property includes estimates for expected future cash flows and requires us to estimate, among other things, risk-adjusted rate of return and capitalization rates and the number of years the property would be held for investment from a market participant perspective. Level 3 inputs utilized in the valuation as of September 30, 2011 included a capitalization rate of 8.7% and a risk-adjusted rate of return of 10%. A change in any one or more of these factors could materially impact the fair value of the liability. When available, current market information, such as bids on the property, is used to corroborate the fair value of the property.

Littleton Specialty Rehabilitation Facility

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute $1.6 million of capital to acquire a 90% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of September 30, 2011 and December 31, 2010, we owned a 90.0% limited partnership interest in Littleton Med Partners, LP. This joint venture is consolidated in the Company’s financial statements.

Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equities. As of September 30, 2011, the specialty rehabilitation facility in Littleton, CO is still under construction and, therefore, the monetization obligation is not probable or reasonably estimable. Accordingly, we have not recognized any obligation as of September 30, 2011 in our condensed consolidated financial statements.

6. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that includes provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. It also provides for unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. As of September 30, 2011, we had no cash accounts in excess of Federal Deposit Insurance Corporation insured limits.

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

Our senior living operations segment accounted for 82.4% and 86.1% of total revenues for the three months ended September 30, 2011 and 2010, respectively. Our senior living operations segment accounted for 83.2% and 86.2% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. The following table provides information about our senior living operations segment concentration for the three and nine month periods ended September 30, 2011:

	Three Months Ended		Nine Months Ended
Operators	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Good Neighbor Care	32.8%	27.0%	29.7%	24.8%
Woodbine Senior Living	20.1%	16.6%	20.7%	17.2%
Royal Senior Care	20.0%	16.5%	20.2%	16.8%
12 Oaks Senior Living	17.0%	14.0%	18.8%	15.7%
Provision Living	5.4%	4.4%	5.6%	4.6%
Legend Senior Living	4.7%	3.9%	5.0%	4.1%

	100.0%	82.4%	100.0%	83.2%

Our triple-net leased segment accounted for 15.2% and 13.9% of total revenues for the three months ended September 30, 2011 and 2010, respectively. Our triple-net leased segment accounted for 14.3% and 13.8% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. The following table provides information about our triple-net leased segment for the three and nine month periods ended September 30, 2011:

	Three Months Ended		Nine Months Ended
Tenant	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Global Rehab Hospitals	33.4%	5.1%	31.7%	4.5%
Babcock PM Management	29.9%	4.5%	33.2%	4.7%
The Specialty Hospital	29.3%	4.5%	30.2%	4.3%
Floyd Healthcare Management	7.4%	1.1%	4.9%	0.8%

	100.0%	15.2%	100.0%	14.3%

Our medical office building segment accounted for 2.4% and 0% of total revenues for the three months ended September 30, 2011 and 2010, respectively. Our medical office building segment accounted for 2.5% and 0% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, we owned 15 properties, geographically located in ten states. The following table provides information about our geographic risks by operating segment for the three and nine month periods ended September 30, 2011:

	Three Months Ended		Nine Months Ended
State	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Senior living operations
South Carolina	19.9%	16.5%	20.2%	16.8%
Pennsylvania	17.5%	14.4%	15.1%	12.6%
Texas	17.0%	14.0%	18.8%	15.7%
Ohio	13.6%	11.2%	13.7%	11.4%
New Hampshire	10.7%	8.8%	10.7%	8.9%
Tennessee	11.2%	9.2%	10.9%	9.1%
Indiana	5.4%	4.4%	5.6%	4.6%
Florida	4.7%	3.9%	5.0%	4.1%
Triple-net leased properties
Texas	63.3%	9.6%	64.9%	9.3%
Georgia	36.7%	5.6%	35.1%	5.0%
Colorado (1)	—	—	—	—
Medical office building
Texas	100.0%	2.4%	100.0%	2.5%

(1)	Under construction as of September 30, 2011

7. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of September 30, 2011, we had acquired ten assisted-living facilities and formed ten wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

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

For the nine months ended September 30, 2011, the consolidated income tax benefit was $0.1 million. For the nine months ended September 30, 2010, the consolidated income tax expense was $0.1 million. Income taxes are included in general and administrative expenses in our condensed consolidated financial statements. Our net operating loss carryforwards were utilized in 2010 with respect to the TRS entities. Net deferred tax assets related to the TRS entities totaled $0.6 million and $0.0 million at September 30, 2011 and December 31, 2010, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2011.

8. Payable to Related Parties

Payable to related parties at December 31, 2010 was $0.1 million, which consisted of offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees to our Advisor and Pacific Cornerstone Capital, Inc. (“PCC”).

9. Segment Reporting

As of September 30, 2011, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

On December 22, 2010, we completed the purchase of Hedgcoxe Health Plaza, a multi-tenant medical office building in Plano, TX. With the addition of Hedgcoxe Health Plaza, we determined that segregating our MOB operations into its own reporting segment better reflects how our business segments are managed and each segment’s performance is evaluated. Prior to the Hedgcoxe Health Plaza acquisition, we operated in two reportable segments: senior living operations and triple-net leased properties. As a result of this realignment, segment information for the three and nine months ended September 30, 2010 was recast to reflect the realigned segment structure.

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

The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$6,915,000	$1,342,000	$201,000	$8,458,000	$3,442,000	$619,000	$—	$4,061,000
Resident services and fee income	1,945,000	—	—	1,945,000	770,000	—	—	770,000
Tenant reimbursements and other income	73,000	305,000	55,000	433,000	53,000	71,000	—	124,000

	$8,933,000	$1,647,000	$256,000	$10,836,000	$4,265,000	$690,000	$—	$4,955,000
Property operating and maintenance expenses	6,365,000	329,000	127,000	6,821,000	3,062,000	71,000	—	3,133,000

Net operating income	$2,568,000	$1,318,000	$129,000	$4,015,000	$1,203,000	$619,000	$—	$1,822,000

General and administrative expenses				1,240,000				640,000
Asset management fees and expenses				390,000				319,000
Real estate acquisition costs and earn-out costs				22,000				653,000
Depreciation and amortization				2,100,000				1,183,000
Interest income				(4,000)				(4,000)
Interest expense				1,640,000				679,000

Net loss				$(1,373,000)				$(1,648,000)
Net income (loss) attributable to the noncontrolling interests				20,000				(40,000)

Net loss attributable to common stockholders				$(1,393,000)				$(1,608,000)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$19,983,000	$3,803,000	$603,000	$24,389,000	$8,359,000	$1,512,000	$—	$9,871,000
Resident services and fee income	5,667,000	—	—	5,667,000	1,841,000	—	—	1,841,000
Tenant reimbursements and other income	248,000	650,000	166,000	1,064,000	204,000	152,000	—	356,000

	$25,898,000	$4,453,000	$769,000	$31,120,000	$10,404,000	$1,664,000	$—	$12,068,000
Property operating and maintenance expenses	18,023,000	690,000	260,000	18,973,000	7,483,000	152,000	—	7,635,000

Net operating income	$7,875,000	$3,763,000	$509,000	$12,147,000	$2,921,000	$1,512,000	$—	$4,433,000

General and administrative expenses				3,201,000				1,680,000
Asset management fees and expenses				1,197,000				679,000
Real estate acquisition costs and earn-out costs				1,663,000				1,992,000
Depreciation and amortization				6,090,000				2,753,000
Interest income				(10,000)				(16,000)
Interest expense				4,719,000				1,562,000

Net loss				$(4,713,000)				$(4,217,000)
Net loss attributable to the noncontrolling interests				(29,000)				(118,000)

Net loss attributable to common stockholders				$(4,684,000)				$(4,099,000)

The following table reconciles the segment activity to consolidated financial position as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Assets
Investment in real estate:
Senior living operations	$93,842,000	$78,722,000
Triple-net leased properties	45,636,000	41,433,000
Medical office building	8,557,000	8,713,000

Total reportable segments	$148,035,000	$128,868,000
Reconciliation to consolidated assets:
Cash and cash equivalents	30,921,000	29,819,000
Deferred financing costs, net	1,264,000	1,382,000
Tenant and other receivables, net	1,715,000	1,462,000
Deferred costs and other assets	1,481,000	554,000
Restricted cash	3,814,000	2,942,000
Goodwill	5,965,000	5,329,000

Total assets	$193,195,000	$170,356,000

10. Notes Payable

Notes payable were $97.5 million and $80.8 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.5% per annum and a weighted-average effective interest rate of 5.92% per annum. As of September 30, 2011, we had $32.8 million of fixed rate debt, or approximately 34% of notes payable, at a weighted-average interest rate of 6.01% per annum and $64.6 million of variable rate debt, or approximately 66% of notes payable, at a weighted-average interest rate of 5.88% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 6.50% per annum and a weighted-average effective interest rate of 6.09% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. We were in compliance with all such covenants and requirements as of September 30, 2011.

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of September 30, 2011(1)	Outstanding Principal Balance as of December 31, 2010(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,477,000	$13,586,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,822,000	$9,904,000	December 16, 2019
Greentree (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,833,000	—	July 31, 2012
Forestview Manor (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,934,000	—	July 31, 2012
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,464,000	$7,530,000	December 22, 2016
Hedgcoxe Health Plaza (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$5,060,000	July 31, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,189,000	$7,336,000	January 5, 2015
Oakleaf Village Portfolio	(2)	(2)	$17,694,000	$17,849,000	April 30, 2015
Oakleaf Village at Lexington	—	—	—	—	—
Oakleaf Village at Greenville	—	—	—	—	—
River’s Edge of Yardley (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	$2,500,000	July 31, 2012
Rome LTACH Project	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$10,922,000	$8,588,000	December 18, 2012
Littleton Specialty Rehabilitation Facility	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$356,000	$1,000	December 22, 2015
The Oaks Bradenton	(3)	(3)	$2,708,000	$2,738,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	$5,700,000	September 1, 2013
Woodland Terrace at the Oaks	Month 1-22 interest only. Month 23 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.75% with a floor of 5.75%	$5,800,000	$—	May 1, 2014

			$97,459,000	$80,792,000

(1)	As of September 30, 2011 and December 31, 2010, all notes payable are secured by the underlying real estate.
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

(4)

In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. The initial term of the credit facility was 24 months, maturing on November 18, 2012, and could be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility was a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The amount outstanding under the credit facility was $16.3 million and $7.6 million at September

30, 2011 and December 31, 2010, respectively. The facility included a financial covenant requiring us to raise at least $20.0 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20.0 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, the Company successfully negotiated the terms of a modification to the credit facility. KeyBank agreed to remove the covenant and revise the maturity date to July 31, 2012, which can be extended to October 30, 2012 subject to satisfaction of certain conditions, including payment of an extension fee. The credit facility was further modified to limit the outstanding balance to the current balance outstanding, impose additional monthly reporting covenants and require the establishment of tax and insurance impound accounts. The credit facility is secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the credit facility. The interest rate for this credit facility is one-month LIBOR plus a margin of 400 basis points, with a floor of LIBOR plus 200 basis points. The original credit facility required payment of a fee of up to 25 basis points related to unused credit available to us under the credit facility. As a result of the modification, this fee is no longer applicable. We are entitled to prepay the obligations at any time without penalty. Financing fees associated with this modification were insignificant and were incurred primarily during the three months ended September 30, 2011.

The principal payments due on our notes payable for October 1, 2011 to December 31, 2011 and each of the subsequent years are as follows and include the payments as modified for the KeyBank credit facility:

Principal
Year	Amount
October 1, 2011 to December 31, 2011	$202,000
2012	$28,106,000
2013	$6,640,000
2014	$9,225,000
2015	$24,212,000
2016 and thereafter	$29,074,000

Interest Expense and Deferred Financing Cost

The following table sets forth our gross interest expense and capitalized interest expense and deferred financing cost amortization for the three and nine months ended September 30, 2011 and 2010. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total interest costs incurred	$1,648,000	$721,000	$4,767,000	$1,669,000
Capitalized interest expense and deferred financing cost amortization	(8,000)	(42,000)	(47,000)	(107,000)

Interest Expense	$1,640,000	$679,000	$4,720,000	$1,562,000

As of September 30, 2011 and December 31, 2010, our net deferred financing costs were $1.3 million and $1.4 million, respectively. All deferred financing costs are capitalized and amortized over the life of the loan agreements.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2011, including distributions reinvested, we had issued 13.3 million shares of common stock for a total of $132.3 million of gross proceeds in our initial and follow-on public offerings. As of September 30, 2010, including distributions reinvested, we had issued 9.8 million shares of common stock for total gross proceeds of $98.7 million in our initial public offering.

Distributions

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of September 30, 2011 and December 31, 2010, 551,000 and 394,000 shares, respectively, had been issued under the distribution reinvestment plan.

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

The following are the distributions declared during the nine months ended September 30, 2011 and 2010:

	Distribution Declared(1)
Period	Cash	Reinvested	Total
First quarter 2010	$525,000	$506,000	$1,031,000
Second quarter 2010	$696,000	$665,000	$1,361,000
Third quarter 2010	$857,000	$834,000	$1,691,000
First quarter 2011	$1,152,000	$1,124,000	$2,276,000
Second quarter 2011	$2,436,000	$—	$2,436,000
Third quarter 2011	$817,000	$—	$817,000

(1)	Distributions declared for 2010 represented a return of capital for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offerings are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the prior annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including September 30, 2011. The distribution will be paid quarterly commencing with the third quarter distribution payable in October 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

From our inception in October 2006 through September 30, 2011, we declared aggregate distributions of $13.8 million, our cumulative net loss attributable to common stockholders during the same period was $16.4 million and our cumulative cash flow used in operations during the same period was $3.8 million.

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

During the three and nine months ended September 30, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29

First quarter 2011	43,790	$9.35

April	45,139	$9.48
May	19,126	$9.14
June	59,213	$9.99

Second quarter 2011	123,478	$9.67

July	19,000	$9.99
August	—	$—
September	9,729	$9.97

Third quarter 2011	28,729	$9.99

During the three and nine months ended September 30, 2010, we repurchased 71,378 and 95,087 shares pursuant to our stock repurchase program.

During the nine months ended September 30, 2011, we received requests to have an aggregate of 283,165 shares repurchased pursuant to our stock repurchase program. Of these requests, 88,361 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described below. During the nine months ended September 30, 2010, all but 4,052 shares were repurchased. Such shares were not repurchased due to limitations contained in the terms of our stock repurchase program.

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

As of September 30, 2011, the Advisor and its affiliates had incurred organizational and offering costs totaling $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. As of December 31, 2010, the Advisor and its affiliates had incurred organizational and offering costs totaling $4.6 million, including $0.1 million of organizational costs that have been expensed and $4.5 million of offering costs which reduce net proceeds of our offerings. Upon the execution of the Omnibus Agreement, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to the Advisor pursuant to the advisory agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our condensed consolidated balance sheet.

Acquisition Fees and Expenses. The Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees will be paid upon receipt of offering proceeds, and the balance will be paid at the time we acquire a property. However, if the Advisory Agreement is terminated or not renewed, the Advisor must return acquisition fees not yet allocated to one of our investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended September 30, 2011 and 2010, the Advisor earned $0.0 million and $0.5 million in acquisition fees, respectively. For the nine months ended September 30, 2011 and 2010, the Advisor earned $0.5 million and $1.4 million in acquisition fees, respectively.

As of September 30, 2011, the amount of acquisition fees advanced to the Advisor but not yet allocated to an investment was $0.9 million. This amount has been expensed and included in real estate acquisition costs and earn-out costs in our condensed consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.

Management Fees. Prior to the execution of the Omnibus Agreement, the Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis in book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP (Average Invested Assets). These fees are in addition to management fees that we pay to third-party property managers. Upon the execution of the Omnibus Agreement, the asset management fee payable to the Advisor was reduced to a maximum annual rate of 0.5% of Average Invested Assets and a separate asset management fee payable to the Sub-Advisor at a maximum annual rate of 0.25% of Average Invested Assets was added.

Our Advisor earned $0.2 million and $0.3 million of management fees for the three months ended September 30, 2011 and 2010, respectively. Our Advisor earned $1.2 million and $0.7 million of management fees for the nine months ended September 30, 2011 and 2010, respectively. Pursuant to the Omnibus Agreement, our Sub-Advisor earned $0.2 million of management fees for the three months ended September 30, 2011. Management fees are expensed as incurred.

In the event that operating expenses, as described below, exceed the 2%/25% Guidelines, the asset management fees will be reduced on a pro-rata basis with a minimum 0.35% annual asset management fee rate.

Operating Expenses. The Advisory Agreement provides for reimbursement of the Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended September 30, 2011 and 2010, $0.2 million and $0.3 million of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, $0.9 million and $0.8 million of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations. Under the Advisory Agreement, the Advisor must restrict its total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the Independent Directors Committee of the Board of Directors of the Company (the “Committee”) determines that a higher level of expenses (an “Excess Amount”) is justified, based on unusual and non-recurring factors. The total operating expenses include operating expenses incurred by both the Advisor and the Sub-Advisor. The Advisor must estimate and submit all of its reasonable direct internal expenses on a semi-monthly basis for the prior approval of the Committee and/or its financial advisor. The Committee will not approve any operating expenses (other than those determined to be justified based on unusual and non-recurring factors) if, in its reasonable discretion, the Committee determines that such operating expenses, considered together with operating expenses previously approved for the relevant period, as well as estimated operating expenses for the remainder of the relevant period, would exceed the 2%/25% Guidelines. The Advisor must submit any operating expenses which it deems unusual and non-recurring to the Committee, after review by the Committee’s financial advisor, for the Committee’s determination of whether such expenses are justified prior to any payment thereof.

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

Disposition Fee. Prior to the execution of the Omnibus Agreement, the Advisory Agreement provided that if the Advisor or its affiliate provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we would pay the Advisor or such affiliate at closing a disposition fee up to 3% of the sales price of such property or properties. Upon the execution of the Omnibus Agreement, the disposition fee payable to the Advisor was reduced to 0.25% of the sales price of properties sold and a separate disposition fee to the Sub Advisor of 1% of the sales price of properties sold was added. The Sub Advisor will receive monthly advances of its disposition fee at a rate of 1/12th of .25% of the Company’s Average Invested Assets, for up to, but not exceeding, six monthly installments. Such advances will be credited against the final disposition fee payable to the Sub-Advisor upon the sale of the Company’s properties. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We ordinarily pay the disposition fees for a property at the time the property is sold.

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

Dealer Manager Agreements

PCC was the dealer manager for our initial and follow-on public offerings. Prior to the suspension of our follow-on offering on April 29, 2011, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings. PCC was also entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in our primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings. For the three months ended September 30, 2011 and 2010, our dealer manager earned sales commission and a dealer manager fee of $0.0 million and $1.6 million, respectively. For the nine months ended September 30, 2011 and 2010, our dealer manager earned sales commission and a dealer manager fee of $1.4 million and $4.6 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

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

	Forestview Manor	Sunrise of Allentown
Land	$1,320,000	$1,000,000
Buildings & improvements	6,803,000	6,395,000
Site improvements	1,040,000	350,000
Furniture & fixtures	350,000	220,000
Other intangible assets	—	90,000
In-place lease value	960,000	500,000
Tenant relationship	—	—
Loan assumed at Property acquisition	—	—
Assets contributed by noncontrolling interest	—	—
Goodwill	277,000	445,000

Real estate acquisitions	$10,750,000	$9,000,000

Acquisition expenses	$160,000	$142,000

Additionally, we completed the purchases of the Oakleaf Village Portfolio on April 30, 2010, the Global Rehab Inpatient Rehab Facility on August 19, 2010, and the Terrace at Mountain Creek property on September 3, 2010. The following table shows the allocation of the purchase price to the assets acquired and liabilities assumed for each of the 2010 acquisitions as of their respective acquisition dates.

	Oakleaf Village	Global Rehab Inpatient Rehab Facility	Terrace at Mountain Creek		Total
Land	$3,118,000	$2,004,000	$1,880,000		$7,002,000
Buildings & improvements	20,039,000	10,088,000	5,901,000		36,028,000
Site improvements	499,000	280,000	169,000		948,000
Furniture & fixtures	515,000	—	160,000		675,000
Intangible assets	1,811,000	2,378,000	840,000		5,029,000
Other assets	—	—	98,000		98,000
Tenant relationship	—	—	—		—
Note payable	(12,902,000)	—	—		(12,902,000)
Security deposits and other liabilities	—	—	(1,077,000	) (1)	(1,077,000)
Assets contributed by noncontrolling interest	(1,880,000)	—	—		(1,880,000)
Goodwill	1,018,000	—	550,000		1,568,000

Real estate acquisitions	$12,218,000	$14,750,000	$8,521,000		$35,489,000

Acquisition Expenses	$364,000	$98,000	$194,000		$656,000

(1)	The acquisition of Terrace at Mountain Creek included a $1.0 million earn-out provision. The earn-out value was calculated based on the excess of trailing six-month operating income, capped at 10%, over the purchase price. The earn-out of $1 million was paid during the second quarter of 2011.

The following unaudited pro forma information for the three and nine months ended September 30, 2011 and 2010 has been prepared to reflect the incremental effect of the properties acquired during these periods as if all such transactions took place on January 1, 2010. For the three and nine months ended September 30, 2011, acquisition-related costs of $0.0 million and $0.3 million, respectively, were excluded from pro forma net loss. Pro forma net loss for the three months ended September 30, 2010 was adjusted to exclude $0.3 million of acquisition-related costs incurred for the Global Rehab and Terrace at Mountain Creek acquisitions. Pro forma net loss for the nine months ended September 30, 2010, was adjusted to include $0.3 million of acquisition-related costs incurred in 2011 for the Forestview Manor and Sunrise of Allentown acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$10,836,000	$7,598,000	$32,097,000	$23,252,000
Net loss attributable to common stockholders	$(1,373,000)	$(1,266,000)	$(4,893,000)	$(2,985,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.11)	$(0.14)	$(0.39)	$(0.46)

The Company recorded revenues of $6.1 million and $13.6 million for the three and nine months ended September 30, 2011, respectively, and net loss of $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, for the 2011 and 2010 acquisitions.

The Company recorded revenues of $1.5 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, and net loss of $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, for the 2010 acquisitions.

15. Subsequent Events

Other than the announcement of the suspension of our Independent Directors Committee’s analysis of strategic alternatives (as discussed at Note 2), no significant events have occurred subsequent to our balance sheet date that require further disclosure or adjustment to our balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward —looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward -looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.

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

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. Our intent is to invest the net proceeds from our offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States. As of September 30, 2011, we raised $127.0 million of gross proceeds from the sale of 12.7 million shares of our common stock in our initial and follow-on public offerings.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee evaluation of various strategic alternatives to enhance our stockholders’ value. While one of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering, the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced. The Independent Directors Committee, along with the Company’s management team, has pursued, investigated and presented several strategic alternatives to the Company’s Board of Directors. On October 18, 2011,we announced that the Independent Directors Committee has concluded that the Company is well positioned as an investment program with a continued focus on healthcare real estate, and has identified strategies in its evaluation process that it believes will enhance this position. Accordingly, the Board of Directors has concluded to suspend the evaluation of other strategies while implementing operating changes designed to increase portfolio cash flow and increase shareholder value.

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

Highlights for the Three Months Ended September 30, 2011

•	On August 1, 2011, we executed a Second Amendment and Waiver to the KeyBank credit facility. See Note 10 to the condensed consolidated financial statements.

•

On July 29, 2011, we executed an Omnibus Agreement, which implemented, among other things, a number of advisory relationship changes. See Note 1 and 12 to the condensed consolidated financial statements.

Status of Our Offering

Prior to the suspension of our follow-on offering on April 29, 2011, we had raised approximately $127.0 million through the issuance of approximately 12.7 million shares of our common stock under our initial and follow-on offerings, excluding approximately 551,000 shares that were issued pursuant to our distribution reinvestment plan, reduced by approximately 309,000 shares repurchased pursuant to our stock repurchase program.

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

Results of Operations

As of September 30, 2011, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and as of September 30, 2011, we owned 15 properties. These properties include ten assisted-living facilities which comprise our senior living operations segment, one medical office building, which comprises our MOB segment, and four operating healthcare facilities including one development healthcare facility, which comprise our triple-net leased segment. As of September 30, 2010, we owned six assisted livings properties, two triple-net leased healthcare real estate properties and one development project. Accordingly, the results of our operations for the three and nine months ended September 30, 2011 and 2010 are not directly comparable.

Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$2,568,000	$1,203,000	$1,365,000	113
Triple-net leased properties	1,318,000	619,000	699,000	113
Medical office building	129,000	—	129,000	N/A

Total portfolio net operating income	$4,015,000	$1,822,000	$2,193,000	120

Reconciliation to net loss:
Net operating income, as defined (1)	$4,015,000	$1,822,000	$2,193,000	120
Unallocated (expenses) income:
General and administrative expenses	(1,240,000)	(640,000)	600,000	94
Asset management fees and expenses	(390,000)	(319,000)	71,000	22
Real estate acquisitions costs and earn-out costs	(22,000)	(653,000)	(631,000)	(97)
Depreciation and amortization	(2,100,000)	(1,183,000)	917,000	78
Interest income	4,000	4,000	—	—
Interest expense	(1,640,000)	(679,000)	960,000	141

Net loss	(1,373,000)	(1,648,000)	(275,000)	(17)
Net loss (income) attributable to noncontrolling interests	(20,000)	40,000	(60,000)	(150)

Net loss attributable to common stockholders	$(1,393,000)	$(1,608,000)	$(215,000)	(13)

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue, resident services and fee income, and tenant reimbursement and other income. Total revenue for the three months ended September 30, 2011 increased to $8.9 million from $4.3 million for the three months ended September 30, 2010. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended September 30, 2011 increased to $2.6 million from $1.2 million for the three months ended September 30, 2010. The increase in total revenue and net operating income is primarily due to acquisitions completed during the fourth quarter of 2010 and first half of 2011 and improved performance at existing properties.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,915,000	$3,442,000	$3,473,000	101
Resident services and fee income	1,945,000	770,000	1,175,000	153
Tenant reimbursement and other income	73,000	53,000	20,000	38
Less:
Property operating and maintenance expenses	(6,365,000)	(3,062,000)	3,303,000	108

Total portfolio net operating income	$2,568,000	$1,203,000	$1,365,000	113

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Total revenue for the three months ended September 30, 2011 increased to $1.6 million from $0.7 million for the three months ended September 30, 2010. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.3 million for the three months ended September 30, 2011 compared to $0.6 million for the three months ended September 30, 2010. Total revenue and net operating income increased due to the completed construction on the Rome LTACH project and its 100% occupancy as of September 30, 2011.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,342,000	$619,000	$723,000	117
Tenant reimbursement and other income	305,000	71,000	234,000	330
Less:
Property operating and maintenance expenses	(329,000)	(71,000)	258,000	363

Total portfolio net operating income	$1,318,000	$619,000	$699,000	113

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Total revenue for the three months ended September 30, 2011 increased to $0.3 million from $0.0 million for the three months ended September 30, 2010. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $0.1 million for the three months ended September 30, 2011 compared to $0.0 million for the three months ended September 30, 2010. Total revenue and net operating income increased due to the acquisition completed in December 2010, which makes up this segment.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$201,000	$—	$201,000	N/A
Tenant reimbursement and other income	55,000	—	55,000	N/A
Less:
Property operating and maintenance expenses	(127,000)	—	127,000	N/A

Total portfolio net operating income	$129,000	$—	$129,000	N/A

Unallocated (expenses) income

General and administrative expenses increased to $1.2 million for the three months ended September 30, 2011 from $0.6 million for the three months ended September 30, 2010. The increase was principally due to higher legal, consulting and board of director fees associated with the Company’s evaluation of strategic alternatives and higher income tax expense during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

As a result of the acquisitions during the fourth quarter of 2010 and first half of 2011, asset management fees and expenses for the three months ended September 30, 2011 increased to $0.4 million from $0.3 million for the three months ended September 30, 2010 and depreciation and amortization for the same periods increased to $2.1 million from $1.2 million.

For the three months ended September 30, 2011 and 2010, real estate acquisition costs and earn-out costs, consisting of fees paid to the Advisor, acquisition costs paid directly to third-parties, and an earn-out provision related to GreenTree Acquisition, LLC, were $22,000 and $0.7 million, respectively. The decrease in acquisition costs is the result of the lack of real estate transactions and public offerings of our common stock during the third quarter of 2011. A portion of the acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition. There was an insignificant change in the earn-out provision related to Greentree Acquisition, LLC.

Interest income was comparable for the three months ended September 30, 2011 and 2010.

Interest expense for the three months ended September 30, 2011 increased to $1.6 million from $0.7 million for the three months ended September 30, 2010 due to increased real estate acquisition financing during the fourth quarter of 2010 and first half of 2011.

Net income attributable to noncontrolling interests for the three months ended September 30, 2011 as compared to net loss attributable to noncontrolling interests for the three months ended September 30, 2010 was primarily due to the completion of the Rome LTACH project during the first quarter of 2011 and the high occupancy rate of that joint venture.

Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$7,875,000	$2,921,000	$4,954,000	170
Triple-net leased properties	3,763,000	1,512,000	2,251,000	149
Medical office building	509,000	—	509,000	N/A

Total portfolio net operating income	$12,147,000	$4,433,000	$7,714,000	174

Reconciliation to net loss:
Net operating income, as defined (1)	$12,147,000	$4,433,000	$7,714,000	174
Unallocated (expenses) income:
General and administrative expenses	(3,201,000)	(1,680,000)	1,521,000	91
Asset management fees and expenses	(1,197,000)	(679,000)	518,000	76
Real estate acquisitions costs and earn-out costs	(1,663,000)	(1,992,000)	(329,000)	(17)
Depreciation and amortization	(6,090,000)	(2,753,000)	3,337,000	121
Interest income	10,000	16,000	(6,000)	(38)
Interest expense	(4,719,000)	(1,562,000)	3,157,000	202

Net loss	(4,713,000)	(4,217,000)	496,000	12
Net loss attributable to noncontrolling interests	29,000	118,000	(89,000)	(75)

Net loss attributable to common stockholders	$(4,684,000)	$(4,099,000)	$585,000	14

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue, resident services and fee income, and tenant reimbursement and other income. Total revenue for the nine months ended September 30, 2011 increased to $25.9 million from $10.4 million for the nine months ended September 30, 2010. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the nine months ended September 30, 2011 increased to $7.9 million from $2.9 million for the nine months ended September 30, 2010. The increase in total revenue and net operating income is primarily due to acquisitions completed during the fourth quarter of 2010 and first half of 2011 and improved performance at existing properties.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues:
Rental revenue	$19,983,000	$8,359,000	$11,624,000	139
Resident services and fee income	5,667,000	1,841,000	3,826,000	208
Tenant reimbursement and other income	248,000	204,000	44,000	22
Less:
Property operating and maintenance expenses	(18,023,000)	(7,483,000)	10,540,000	141

Total portfolio net operating income	$7,875,000	$2,921,000	$4,954,000	170

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Total revenue for the nine months ended September 30, 2011 increased to $4.5 million from $1.7 million for the nine months ended September 30, 2010. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $3.8 million for the nine months ended September 30, 2011 compared to $1.5 million for the nine months ended September 30, 2010. Total revenue and net operating income increased due to the completion of construction on the Rome LTACH project and its 100% occupancy as of September 30, 2011.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues:
Rental revenue	$3,803,000	$1,512,000	$2,291,000	152
Tenant reimbursement and other income	650,000	152,000	498,000	328
Less:
Property operating and maintenance expenses	(690,000)	(152,000)	538,000	354

Total portfolio net operating income	$3,763,000	$1,512,000	$2,251,000	149

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Total revenue for the nine months ended September 30, 2011 increased to $0.8 million from $0.0 million for the nine months ended September 30, 2010. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $0.5 million for the nine months ended September 30, 2011 compared to $0.0 million for the nine months ended September 30, 2010. Total revenue and net operating income increased due to the acquisition completed in December 2010, which makes up this segment.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues:
Rental revenue	$603,000	$—	$603,000	N/A
Tenant reimbursement and other income	166,000	—	166,000	N/A
Less:
Property operating and maintenance expenses	(260,000)	—	260,000	N/A

Total portfolio net operating income	$509,000	$—	$509,000	N/A

Unallocated (expenses) income

General and administrative expenses increased to $3.2 million for the nine months ended September 30, 2011 from $1.7 million for the nine months ended September 30, 2010. The increase was principally due to higher legal, consulting and board of director fees associated with the Company’s evaluation of strategic alternatives. The increase was partially offset by the recognition of a deferred income tax benefit during the nine months ended September 30, 2011 related to the tax liability for the year ended December 31, 2010.

As a result of the acquisitions during the fourth quarter of 2010 and first half of 2011, asset management fees and expenses for the nine months ended September 30, 2011 increased to $1.2 million from $0.7 million for the nine months ended September 30, 2010 and depreciation and amortization for the same periods increased to $6.1 million from $2.8 million.

For the nine months ended September 30, 2011 and 2010, real estate acquisition costs and earn-out costs, consisting of fees paid to the Advisor, acquisition costs paid directly to third-parties, an earn-out provision related to GreenTree Acquisition, LLC, and the promote provision related to Rome LTACH, were $1.7 million and $2.0 million, respectively. The decrease in acquisition costs was due to lower third party expenses related to transactions closed or in process during the first half of 2011 and lower acquisition fees related to lower equity raised in the first half of 2011. A portion of the acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition. The decrease was offset by increases in the estimated amounts to be paid in connection with the GreenTree Acquisition, LLC acquisition earn out and the Rome LTACH promote provision.

Interest income was comparable for the nine months ended September 30, 2011 and 2010.

Interest expense for the nine months ended September 30, 2011 increased to $4.7 million from $1.6 million for the nine months ended September 30, 2010 due to increased real estate acquisition financing during the fourth quarter of 2010 and first half of 2011.

Net loss attributable to noncontrolling interests was lower for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to the completion of the Rome LTACH project during the first quarter of 2011 and the high occupancy rate of that joint venture.

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

We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings in the next twelve months. Two loans, the KeyBank credit facility and the construction loan on the Rome LTACH project, mature in the second half of 2012. The Rome LTACH loan provides for two one-year maturity extensions. We are pursuing opportunities to refinance these loans and other variable rate borrowing at lower borrowing rates to take advantage of historically favorable interest rates and to meet the payment obligations due in the second half of 2012. Although the response to our initial refinancing efforts has been positive, there can be no assurance that the Company will be able to refinance its obligations at favorable rates or at all. We expect to fund stockholder distributions from the excess of cash on hand and from the excess of cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all. On June 30, 2011 and September 30, 2011, our directors declared distributions for the third and fourth quarters of 2011 at a reduced annualized rate of 2.5%.

As of September 30, 2011, we had approximately $30.9 million in cash and cash equivalents on hand. Available cash may be temporarily invested in short-term, liquid investments that yield lower returns than investments in real estate.

On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). The Facility included a financial covenant requiring us to raise at least $20.0 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20.0 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, the Company successfully negotiated the terms of a modification to the credit facility. The terms of the agreement were amended to convert the Facility from a revolving loan commitment to a term loan and reduced the maximum amount of the commitment from $25.0 million to the current outstanding amount of $16.3 million. The amendment also changed the maturity date of the Facility from November 18, 2012 to July 31, 2012 (subject to one ninety-day extension option). The amendment increased the minimum amount of cash and cash equivalents that the Company must maintain from $5.0 million to $8.0 million, but eliminated a covenant that required the Company to raise equity capital of at least $20.0 million during each calendar six-month period. The interest rate for this Facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. We are entitled to prepay the obligations at any time without penalty.

Distributions

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds and proceeds from loans, including those secured by our assets. Through June 30, 2011, we made cash distributions to our stockholders at an annualized rate of 7.5%, based on a $10.00 per-share purchase price. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00). The distribution rate was effective July 1, 2011. This distribution rate is expected to more closely align distributions to funds available from operations.

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

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2010	$525,000	$506,000	$1,031,000	$48,000
Second quarter 2010	$696,000	$665,000	$1,361,000	$(597,000)
Third quarter 2010	$857,000	$834,000	$1,691,000	$436,000
First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
Second quarter 2011	$2,436,000	$—	$2,436,000	$605,000
Third quarter 2011	$817,000	$—	$817,000	$1,417,000

From our inception in October 2006 through September 30, 2011, we declared aggregate distributions of $13.8 million, our cumulative net loss attributable to common stockholders during the same period was $16.4 million, and our cumulative cash flow used in operations during the same period was $3.8 million.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2011, specifically our obligations under long-term debt agreements and purchase obligations:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$97,459,000	$936,000	$43,005,000	$24,784,000	$28,734,000
Interest expense related to long-term debt (2)	$31,147,000	$5,587,000	$7,533,000	$4,140,000	$13,887,000
Performance based earn outs (3)	$963,000	$500,000	$463,000	$—	$—

(1)	Represents principal amount owed on all outstanding debt as of September 30, 2011.
(2)

Represents interest expense related to various loan agreements in connection with all acquisitions as of September 30, 2011. The information in the table above reflects our projected interest rate obligations for these loan agreements based on the contract interest rates, interest payment dates, and scheduled maturity dates.

(3)

Represents the earn-out agreement related to Greentree Acquisition, LLC. Contractually, the seller may exercise its right to receive an earn-out payment a maximum of three times before December 2012. In the third quarter of 2011, the seller provided the company with written notice of seller’s election to receive the current amount earned. The seller may exercise the earn-out one more time prior to its expiration.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of September 30, 2011, we had approximately $64.6 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.6 million per year. Our interest rate risk management objectives include monitoring and managing the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2011, we have not entered into any interest rate derivatives.

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

As previously reported, our Advisor has been losing money with respect to the services it provides to us. If our Advisor and Sub-Advisor cannot meet their obligations as they arise, or if they are unable to provide adequate service to us as required under the terms of their agreements with us, we may have to find another Advisor or Sub-Advisor. If we are required to find a new Advisor or Sub-Advisor we may have difficulty doing so, and any successor advisor may not be as well suited to manage us and our portfolio. As we have no employees and are entirely dependent on our Advisor and Sub-Advisor to manage our operations, these potential changes could result in a significant disruption of our business.

We have paid, and may in the future pay, distributions from sources other than cash provided from operations.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we intend to pay a substantial portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended September 30, 2011, our cash inflow from operations was approximately $0.6 million. During that period we paid distributions to investors of approximately $7.3 million, of which approximately $2.4 million was reinvested pursuant to our distribution reinvestment plan and approximately $4.9 million was paid to investors in cash from our offering proceeds.

Because our distribution reinvestment plan is currently suspended, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.

Historically, we have used a portion of the proceeds from our distribution reinvestment plan to offset the cash required to fund distributions to our stockholders, which has left more cash flow from operations available for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and the repayment of debt. Because our distribution reinvestment plan was suspended on May 10, 2011, and currently remains suspended, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions. As a consequence, we may not have sufficient cash available to maintain our current level of distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)

On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million, was declared effective under the Securities Act of 1933 (the “IPO”). We stopped making offers under our IPO on February 3, 2011 after raising gross offering proceeds of approximately $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, our Registration Statement on Form S-11 (File No. 333-168013), covering a public offering of up to 55,000,000 shares of our common stock for an aggregate offering amount of $550.0 million, was declared effective under the Securities Act of 1933 (the “Follow-on Offering”). The Follow-on Offering has not terminated yet. As of September 30, 2011, we had sold an aggregate of 12.7 million shares of common stock in our IPO and the Follow-on Offering and raised aggregate gross proceeds of $127.0 million. From this amount, we incurred $12.3 million in selling commissions and dealer manager fees payable to our dealer manager and $4.2 million in acquisition fees payable to the Advisor. As of September 30, 2011, we had also incurred organizational and offering costs related to the IPO and the Follow-on offering totaling $5.1 million. We had acquired 15 properties including one development project as of September 30, 2011.

(c)	During the nine months ended September 30, 2011, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29
April	45,139	$9.48
May	19,126	$9.14
June	59,213	$9.99
July	19,000	$9.99
August	—	$—
September	9,729	$9.97

	195,997

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

3.2	Articles of Amendment of the Registrant, dated as of December 29, 2009 (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-139704), filed on March 21, 2007).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007).

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Omnibus Agreement dated as of July 29, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011.

10.2	Second Amendment and Waiver dated as of August 1, 2011 to Credit Agreement dated as of November 19, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2011.

10.3	Sub-Advisory Agreement dated as of May 19, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2011.

10.4	Indemnification Agreement dated October 21, 2011 by and between the Company and Sharon C. Kaiser.

10.5	Indemnification Agreement dated October 21, 2011 by and between the Company and William A. Bloomer.

10.6	Indemnification Agreement dated October 21, 2011 by and between the Company and Romeo R. Cefalo.

10.7	Indemnification Agreement dated October 21, 2011 by and between the Company and Barry A. Chase .

10.8	Indemnification Agreement dated October 21, 2011 by and between the Company and Steven M. Pearson.

10.9	Indemnification Agreement dated October 21, 2011 by and between the Company and Ronald Shuck.

10.10	Indemnification Agreement dated October 21, 2011 by and between the Company and James M. Skorheim.

31	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Principal Financial Officer and Chief Financial Officer Pursuant to 18 U.S.C. Sec.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2011.

CORNERSTONE HEALTHCARE PLUS REIT, INC.

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)