Form 10-K
period 2011-12-31
Sentio Healthcare Properties Inc
filed 2012-03-23
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-53969

SENTIO HEALTHCARE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-5721212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

189 South Orange Avenue, Suite 1700, Orlando, Florida 32801

(Address of Principal Executive Offices)

407 999 7679

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2011 (the last business day of the registrant’s second fiscal quarter), there were 13,000,825 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was suspended on April 29, 2011, was $10.00.

As of March 12, 2012, there were 12,883,604 common stock of Sentio Healthcare Properties, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2012, into Part III of this Form 10-K to the extent stated herein.

SENTIO HEALTHCARE PROPERTIES, INC.

(A Maryland Corporation)

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of the risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1A of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, there can be no assurance that our expectations will be realized.

ITEM 1.	BUSINESS

Our Company

Sentio Healthcare Properties, Inc., (formerly Cornerstone Healthcare Plus REIT, Inc.) a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes.

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Sentio Healthcare Properties OP, L.P (formerly known as Cornerstone Healthcare Plus Operating Partnership, L.P.), a Delaware limited partnership, formed on October 17, 2006. We are the sole general partner of the operating partnership and have control over its affairs.

Our external advisor, Sentio Investments, LLC, (formerly SpringLake Healthcare Capital, LLC) a Florida limited liability company (our “Advisor”), was formed on December 20, 2011 for the purpose of acting as our Advisor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the advisory agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. Currently, we have no direct employees and all management and administrative personnel responsible for conducting our business are employed by our Advisor and its affiliates.

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

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan. As of December 31, 2011, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had suspended its analysis of strategic alternatives for the Company and concluded that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value. In particular, the Company will focus on portfolio performance, identifying investment and financing opportunities, implementing operational efficiencies and the potential for growth in the future. As of December 31, 2011, sales pursuant to our follow-on offering remained suspended.

Investment Objectives

Our investment objectives are to:

•	preserve stockholder capital by acquiring and operating real estate;

•	realize growth in the value of your investment by:

•	purchasing stabilized, income-producing properties with the potential for capital appreciation and

•	profiting from the purchase, development or repositioning of other properties;

•

provide stockholders with current income from the operations of the properties we acquire, including the income from properties we develop or reposition (redevelop or employ other asset-management strategies to enhance existing cash flow) once they are stabilized (no longer in the lease-up stage following development or redevelopment and substantially leased); and

•	provide long-term liquidity to our stockholders within seven years of the termination of our primary public offering after accomplishing the above objectives by:

•	liquidating our assets,

•	listing our shares on a national securities exchange,

•	another liquidity event such as a merger with another company or

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

We currently own three completed properties and one development property through joint ventures and we may acquire additional properties through joint venture investments in the future. This is one of the ways we anticipate diversifying the portfolio of properties we own in terms of geographic region, property type and tenant industry group. Joint ventures will also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In determining whether to recommend a particular joint venture investment, our Advisor will evaluate the structure of the joint venture, the real property that the joint venture owns or will acquire using the same criteria for the selection of our other real estate investments.

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

Our objective is to acquire a long-term stabilized portfolio of real estate properties from the proceeds of our offering that consists of at least 50% core plus properties. The attributes associated with Core Plus Properties are outlined in Acquisition Policies. We may acquire value-added and opportunistic properties. We may utilize our offering proceeds to acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions.

We intend for our investments in real estate assets to be concentrated in the healthcare sector. To date, our investments have been exclusively in the healthcare sector.

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

Our Advisor believes that investment opportunities in healthcare properties are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge, experience in specific geographic areas, industry expertise and established relationships with operators of these property types.

Although we intend to focus on acquiring and developing a portfolio of healthcare properties, we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of net proceeds from this offering that we must allocate to investment in any specific type of property. We do not expect to engage in the underwriting of securities of other issuers.

Acquisition Policies

Core Plus Properties

We expect to use a significant portion of the net proceeds from our offering to invest in “core plus” investment grade properties that are:

•	owned and operated with a low to moderate level of permanent mortgage financing;

•	of a high-quality and currently producing income;

•

leased to a diversified tenant base, though we are not restricted from investing in properties occupied by a single tenant if the property meets other key investment criteria or to a single tenant/operator for certain healthcare properties;

•	leased on terms that generally allow for annual rental increases, and

•	operated by companies that specialize in the specific healthcare service being delivered at a specific community,

Value-Added and Opportunistic Properties

Value-Added Properties

We may acquire “value-added” properties, which include properties that are currently under construction and/or have existing building structures in need of redevelopment, re-leasing or repositioning. We may acquire properties with low occupancy rates or vacant properties when we believe our leasing or development efforts could add significant value. We may seek to acquire a portion of our value-added properties through joint ventures with large institutional partners, but we are not obligated to do so. Our value-added properties will employ moderate to high levels of indebtedness, which will be determined on a property-by-property basis. Our long-term investment objective for investment in value-added properties is to develop and transform these properties into the same type of core plus property investments with lower levels of permanent mortgage indebtedness as described above.

Opportunistic Properties

We also may acquire opportunistic properties. We define “opportunistic” properties primarily as unimproved land that we will develop. We will construct or develop the property through the use of third-parties or through developers affiliated with our Advisor. If an affiliated developer is used, we may coinvest with institutional investors. However, we have no agreements with institutional investors to acquire any opportunistic properties at this time. We will invest in opportunistic properties with a view of developing a core plus property. Similar to our value-added properties, we expect to incur a moderate to high level of indebtedness when acquiring opportunistic properties, but with the long-term goal of developing the property into a core plus property with a lower level of permanent mortgage indebtedness. The development of properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. We may help ensure performance by the builders of properties that are under construction at the price contracted by obtaining either a performance bond or completion bond. As an alternative to a performance bond or completion bond, we may rely upon the substantial net worth of the contractor or developer or a personal guarantee provided by a high net worth affiliate of the person entering into the construction or development contract. Our opportunistic property acquisitions will generally be located in growth areas within our target markets.

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

Leases and Tenant Improvements

For our investments in multi-tenant medical office buildings we expect that a portion of any tenant improvements to be funded by us for newly acquired properties will be funded from the net proceeds of the offering or through borrowings. Additionally, when a tenant or resident at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use debt financing in order to fulfill our obligations under lease agreements with new tenants.

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

Joint Ventures and Other Arrangements

We currently own three completed properties and one development property through joint ventures and we may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. See “Conflicts of Interest.” Among other reasons, we anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, the advisor will evaluate the structure of the joint venture, the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere in this prospectus. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. Our joint ventures may take the form of equity joint ventures with one or more large institutional partners. They may also include ventures with developers who contribute land, development services and expertise rather than equity. Currently, we have no commitments or agreements to acquire any additional properties or enter into any additional joint ventures and we have not established the specific terms we will require in the joint venture agreements we may enter. We will establish the terms with respect to any particular joint venture agreement on a case-by-case basis.

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

Borrowing Policies

Debt Financing

When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. We may exceed these debt levels on an individual property basis. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

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

Competition

We compete with a considerable number of other real estate companies seeking to acquire, develop and reposition commercial real estate many of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality properties in the relevant sector and market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

One of our properties is a skilled nursing facility where the property operator receives most of its revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, changes in federal, state or local reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a property operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us.

Acquisition Activity

At December 31, 2011, we owned 15 properties. All of these properties are consolidated into our accompanying consolidated financial statements and included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our public offerings and debt incurred upon the acquisition of such properties.

As of December 31, 2011, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building. Financial Information by segment is presented in Note 12 to our accompanying consolidated financial statements, which begin on page F-1 of this Form 10-K.

Employees

We have no employees and our executive officers are all employees of our Advisor’s affiliates. Substantially all of our work is performed by employees of our Advisor. We are dependent on our Advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties; the oversight and management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our Advisor was unable to provide these services, we will be required to obtain such services from other sources.

Available Information

Information about us is available on our website (http://www.sentiohealthcareproperties.com). We make available, free of charge, on our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 189 South Orange Avenue, Suite 1700, Orlando, Florida 32801; telephone (407) 999-7679. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below can adversely affect our business, operating results, prospects and financial condition. These risks and uncertainties could cause our actual results to differ materially from those presented in our forward looking statement.

General

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of the investments we make.

Despite improved access to capital for some companies, the capital and credit markets continue to be affected significant volatility and disruption during the past several years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

New lending is expected to remain subdued in the near term. We intend to rely on debt financing to finance our properties. As a result of the credit market turmoil, we may not be able to obtain debt financing at attractive terms. As such, we may be forced to use a greater proportion of equity to finance our acquisitions, reducing the number of acquisitions we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals

Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in real estate that we own or may acquire. These could have the following negative effects on us:

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

We have a limited operating history. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors. As a consequence, our past performance and the past performance of other real estate investment programs sponsored by affiliates of our advisor may not be indicative of the performance we will achieve. We were formed on October 16, 2006 in order to invest primarily in healthcare, industrial and net-leased retail real estate. We have acquired thirteen properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses.

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

Our stock repurchase program, which is currently suspended other than for redemption requests made in connection with the death of a stockholder, includes numerous restrictions that limit our stockholders’ ability to sell their shares. Furthermore, our board of directors could choose to amend the terms of our stock repurchase program without stockholder approval. Our board is also free to terminate the program at any time upon 30 days written notice to our stockholders. In addition, the stock repurchase program includes numerous restrictions that would limit our stockholders ability to sell stock. .

We are dependent upon our Advisor, Sentio Investments, LLC, and its affiliates to conduct our operations. Any adverse changes in the financial health of our Advisor or its affiliates, or our relationship with any of them could hinder our operating performance and the return on your investment. Furthermore, if our Advisor became unable to continue in that role, we may have difficulty finding a qualified successor, and any successor advisor may not be as well suited to manage us and our portfolio.

We are dependent on our Advisor, Sentio Investments, LLC, and its affiliates, to manage our operations and our portfolio of real estate assets. Our Advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. If our Advisor cannot meet its obligations as they arise, or if it is are unable to provide adequate service to us as required under the terms of its agreement with us, we may have to find another Advisor. If we are required to find a new Advisor we may have difficulty doing so, and any successor advisor may not be as well suited to manage us and our portfolio. As we have no employees and are entirely dependent on our Advisor to manage our operations, these potential changes could result in a significant disruption of our business

The inability of our Advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of John Mark Ramsey, the President and Chief Executive Officer of our Advisor. Neither we nor our Advisor have an employment agreement with Mr. Ramsey or with any of the other executive officers. If Mr. Ramsey was to cease his affiliation with our Advisor, our Advisor may be unable to find a suitable replacement, and our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor’s, property managers’ and leasing agents’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, property managers or leasing agents, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

If we are unable to find or experience delays in finding suitable investments, we may experience a disruption of distributions and a lower rate of return to investors.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, and upon the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. Additionally, disruptions and dislocations in the credit markets in recent years have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own real estate properties and make real estate investments. Until we make real estate investments, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest the proceeds from this offering in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders’ investment could be reduced.

Sales of common stock pursuant to our follow-on public offering are currently suspended and we can provide no assurance of when or if sales under our follow-on offering will resume. If we do not raise substantial funds in our public offerings or through alternative capital raising efforts, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

Sales of common stock pursuant to our follow-on public offering are currently suspended and may not resume. Prior to the current suspension, sales of our common stock were made on a “best efforts” basis and no individual, firm or corporation had agreed to purchase any of our stock. It is likely that the amount of proceeds we raise in the follow-on offering will be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering amount, and we are unable to raise significant new capital through alternative means, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

We currently expect to make distributions to our stockholders quarterly, if not more frequently. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty how long it may take to generate sufficient available cash flow to make distributions or that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time, and we may need to cease distributions to stockholders.

We have paid, and may in the future pay, distributions from sources other than cash provided from operations.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we intend to pay a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. For the four quarters ended December 31, 2011, our cash inflow from operations was approximately $5.2 million. During that period we paid distributions to investors of approximately $4.4 million, of which approximately $1.1 million was reinvested pursuant to our distribution reinvestment plan and approximately $5.5 million was paid to investors in cash from our offering proceeds.

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

To the extent proceeds from our offerings have been used to pay fees to our current or prior advisors, or to fund distributions, our investors have realized dilution and future investors, if any, may also realize a lower rate of return than investors who invested earlier in one of our offerings.

Our advisor and its affiliates provide services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, and the disposition of our assets. We pay them substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to you. In addition, we have used offering proceeds to fund distributions, and investors who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incurred debt to fund distributions earlier in our public offerings, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

The use of offering proceeds to pay fees to our advisor and its affiliates or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2011, our net tangible book value per share was $8.95. Ignoring discounts for certain categories of purchase, shares in our primary offering were most recently sold at $10.00 per share.

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

We may change our targeted investments without stockholder consent.

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

Our Advisor has not made an equity investment in us. Therefore, our Advisor has little exposure to losses in the value of our stock. Without this exposure, our investors may be at a greater risk of loss because our Advisor and its affiliates do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

If we do not successfully implement our long-term liquidity strategy, our stockholders may have to hold their investment for an indefinite period.

Although we presently intend to complete a transaction providing liquidity to stockholders by February 3, 2018, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation beyond 2018 from the termination of our offering stage. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

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

Risks Related to Conflicts of Interest

Our Advisor and its affiliates, including our officers, one of whom is also a director, may face conflicts of interest caused by compensation arrangements with us and other sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and its affiliates will receive substantial fees from us that are partially tied to the performance of our stockholders’ investment. These fees could influence our Advisor’s advice to us, as well as the judgment of the affiliates of our Advisor who serve as our officers, one of whom is also a director. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which would likely entitle the Advisor to increased acquisition and asset-management fees;

•	sales of properties and other investments (including, subject to the approval of our conflicts committee, sales to affiliates), which entitle the Advisor to disposition fees;

•

acquisitions of properties and other investments, which entitle the Advisor to acquisition and asset-management fees, and, in the case of acquisitions of investments from other Advisor-sponsored programs, might entitle affiliates of the Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset-management fees payable to the Advisor;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate professionals at our advisor and its affiliates that may result in such individuals receiving more compensation from us than they currently receive from our advisor;

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

We rely on our Advisor to identify suitable investment opportunities. Our agreement with our Advisor does not restrict our Advisor from sponsoring or providing advisory services to other programs. Therefore, we may be buying properties at the same time as other entities that are affiliated with or sponsored by our Advisor. Other programs sponsored by our Advisor or its affiliates may also rely on our Advisor for investment opportunities. Many investment opportunities would be suitable for us as well as other programs. Our Advisor could direct attractive investment opportunities or tenants to other entities. Such events could result in our investing in properties that provide less attractive returns, thus reducing the level of distributions which we may be able to pay to stockholders and the value of their investments in us.

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

Our Advisor and its affiliates receive commissions, fees and other compensation based upon our property acquisitions, the property we own and the sale of our properties and therefore our Advisor and its affiliates may make recommendations to us that we buy, hold or sell property in order to increase their compensation. Our Advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions.

Our Advisor and its affiliates receive commissions, fees and other compensation based upon our investments. Therefore, our Advisor may recommend that we purchase properties that generate fees for our Advisor, but are not necessarily the most suitable investment for our portfolio. In some instances our Advisor and its affiliates may benefit by us retaining ownership of our assets, while our stockholders may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our Advisor to disposition fees and possible success-based sales fees. In addition, our Advisor’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets which generate fees to them. Therefore, the interest of our Advisor and its affiliates in receiving fees may conflict with our interests.

If the competing demands for the time of our Advisor, its affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations, which could reduce our profitability and result in lower distributions to our stockholders.

We do not have any employees. We rely on the employees of our Advisor and its affiliates for the day-to-day operation of our business. The amount of time that our Advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. Our Advisor and its affiliates, including our officers, may have interests in other programs and may engage in other business activities. As a result, they may face conflicts of interest in allocating their time between us and other programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our Advisor will devote adequate time to our business. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of their investments in us may suffer.

Our officers, one of whom is also a director, face conflicts of interest related to the positions they hold with our Advisor and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our officers, one of whom is also a director, are also officers of our Advisor. As a result, they owe fiduciary duties to these various entities and their stockholders and members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions our stockholders and to maintain or increase the value of our assets.

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

A concentration of our investments in the healthcare sector may leave our profitability vulnerable to a downturn or slowdown in the sector.

We expect to concentrate our investments in the healthcare sector. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the healthcare sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the healthcare sector could be more pronounced than if we had more fully diversified our investments.

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

Most of our healthcare facilities will be directly affected by risks associated with the healthcare industry. Many of our lessees [?] will derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

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

Reduced occupancy levels could reduce our revenues from rents and our distributions to our stockholders and cause the value of our stockholders’ investment in us to decline

The success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. In the event of tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. In the event of tenant default or bankruptcy, or lease termination or expiration, we may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment in us to decline.

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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business. [this disclosure seems disproportionately and unnecessarily long. Damon, can you trim it?]

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

Depending on the nature of our portfolio, we believe that we and our Operating Partnership may be able to satisfy both tests above. With respect to the 40% test, we expect that most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

We expect that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

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

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our taxable income, excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid (or deemed paid) by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to redeem our shares generally are not taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. Distributions made in excess of our net income will generally constitute a return of capital to stockholders.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business.

We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2011, our portfolio consists of 15 healthcare facilities. The following table provides summary information regarding our facilities.

Property Name	Location	Property Type	Percentage Equity Ownership	Date Acquired	Gross Square Feet		Purchase Price		Debt	Approximate Occupancy

Senior Living Operations
Caruth Haven Court	Highland Park, Texas	Assisted-Living Facility	100%	01/22/09	74,647		$20,500,000		$9,793,000	97.0%
The Oaks Bradenton	Bradenton, Florida	Assisted-Living Facility	100%	05/01/09	18,172		4,500,000		2,697,000	100.0%
GreenTree at Westwood	Columbus, Indiana	Assisted-Living Facility	100%	12/30/09	50,249		5,150,000		2,832,000 —	98.0%
Oakleaf Village Portfolio			80%	04/30/10			27,000,000		17,644,000
Oakleaf Village at Lexington	Lexington, South Carolina	Assisted-Living Facility			67,000					87.0%
Oakleaf Village at Greenville	Greenville, South Carolina	Assisted-Living Facility			65,000					78.0%
Terrace at Mountain Creek	Chattanooga, Tennessee	Assisted-Living Facility	100%	09/03/10	109,643		8,500,000		5,700,000	91.0%
Carriage Court of Hilliard	Hilliard, Ohio	Assisted-Living Facility	100%	12/22/10	69,184		17,500,000		13,440,000	96.0%
River’s Edge of Yardley	Yardley, Pennsylvania	Dementia and Memory Care Facility	100%	12/22/10	26,146		4,500,000		2,500,000	100.0%
Forestview Manor	Meredith, NH	Assisted-Living Facility	100%	01/14/10	34,270		10,750,000		5,935,000	93.0%
Lehigh Pointe Senior Living	Allentown, PA	Assisted-Living Facility	100%	04/14/11	50,400		9,000,000		5,800,000	67.0%

Triple Net Leased
Mesa Vista Inn Health Center	San Antonio, Texas	Skilled Nursing Facility	100%	12/31/09	55,525		13,000,000		7,136,000	100.0%
Global Rehab Inpatient Facility	Dallas, Texas	Inpatient Rehabilitation Facility	100%	08/19/10	40,000		14,800,000		7,441,000	100.0%
Rome LTACH Project (1)	Rome, Georgia	Long-Term Acute Care Hospital	75%	01/12/10	53,000	(2)	—		10,922,000	100.0%
Littleton Specialty Rehabilitation Facility	Littleton, Colorado	Inpatient Rehabilitation Facility	90%	12/16/10	26,808	(2)	—	(3)	3,159,000	100.0%

Medical Office Building
Hedgcoxe Health Plaza	Plano, Texas	Medical Office Building	100%	12/22/10	32,109		9,094,000		5,060,000	100.0%

Total					772.153		$144,294,000		$100,059,000

(1)	Development joint venture. The projected development cost was $16.3 million and we received the Certificate of Occupancy in January 2011.
(2)	Represents estimated gross square footage upon completion of development.
(3)	Development joint venture. The projected development cost is $7.3 million and is expected to be completed in the second quarter of 2012.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may become subject to legal proceeding, claims, or disputes. As of the date hereof, we are not a party to any pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

On December 22, 2011, we announced an estimated per-share value of our common stock equal to $9.02 per share, calculated as of September 30, 2011. This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) Rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.

Our overall objective was to determine an estimated per-share value that is supported by a methodology and assumptions that are appropriate given our current circumstances and that employ procedures and calculations that can be reliably repeated in future periods. In furtherance of this objective, we engaged Integra Realty Resources, Inc., a third-party commercial real estate valuation firm (“Integra”), to appraise all of our real estate assets. The engagement of Integra was approved by our Board of Directors at a time when our Board of Directors was comprised entirely of independent directors not affiliated with our Advisor, our former advisor or our former sub-advisor. Integra’s analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. Integra appraised each of our real estate assets individually. Additionally, Integra valued each of our real estate assets as part of a portfolio and ascribed a portfolio premium of 5% to each asset reflecting premiums observed in the marketplace at or around the date of the appraisal. The Board of Directors, our former advisor, and our former sub-advisor reviewed the appraisals and concluded that the net asset value should be reported using the appraised value of each asset excluding the portfolio premium.

The Board of Directors also engaged Robert A. Stanger & Co., Inc., a real estate investment banking firm (“Stanger”), who worked with Integra, our former advisor, our former sub-advisor and our Board of Directors to gather information regarding all of our assets and liabilities. On December 16, 2011, Stanger delivered a final report to our Board of Directors, our advisor and our sub-advisor. Our advisor and sub-advisor each reviewed the report and recommended an estimated per-share value, excluding any portfolio premium included in the Integra appraisal reports. Our Board of Directors considered all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $9.02 per share, which is consistent with the recommendations of our former advisor and former sub-advisor and the estimate included in Stanger’s report.

Our estimated per-share value was calculated by aggregating the appraised value of our real estate and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, adjusting the valuations for interests in joint ventures on selected assets, and dividing the total by the number of our common shares outstanding as of September 30, 2011. Our estimated aggregate share value is the same as our net asset value. As described above, it does not reflect any portfolio premium.

Calculation:

As of September 30, 2011, our estimated per-share value was calculated as follows:

Real estate assets	$15.32	(1)
Debt	(7.70)	(2)
Other	1.40	(3)

Estimated net asset value per-share value	$9.02
Estimated enterprise value premium	None assumed
Total estimated per-share value	$9.02

(1) Our real estate assets were appraised using valuation methods that we believe are typically used by investors for properties similar to ours, including capitalization of the net property operating income, comparison with sales of similar properties and a cost approach. Primary emphasis was placed on the direct capitalization analysis, with the other approaches used to confirm the reasonableness of the value conclusion. Using this methodology, the appraised value of our real estate assets reflects an overall increase from original purchase price, exclusive of acquisition costs, plus post-acquisition capital investments, of 19.1%. We believe that the assumptions employed in the property appraisals are reasonable and within the ranges used for properties similar to ours and held by investors with similar expectations to our investors. However, a change in the assumptions would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, a change in the assumed weighted-average capitalization rate by 0.25% would yield a change in our net asset value by approximately $0.38 per share.

Based upon the net property operating income for our properties as estimated by Integra, the aggregate appraised value of the portfolio, excluding any portfolio premium is $197,000,000. We note that the appraisal also considered the remaining cost to complete the one of our assets, Littleton Specialty Rehabilitation Facility.

(2)	The fair value of our debt instruments was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.
(3)	The fair value of our non-real estate assets and liabilities is estimated to materially reflect book value given their typically short-term (less than 1 year) settlement periods. Such adjustment also includes the effect of ownership of certain of our properties by joint venture partners.

We look to bolster this performance with our recently-adopted a business strategy that involves (i) refinancing certain outstanding debt at more favorable interest rates and (ii) deploying capital into additional acquisitions.

We plan to update our estimated per-share value on an annual basis.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete (see the footnotes to the table above). Different parties with different assumptions and estimates could derive a different estimated per-share value. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

•	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;

•

we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

•	the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties within our portfolio.

Stock Repurchase Program

In 2007, our board of directors adopted a stock repurchase program that enabled our stockholders to sell their stock to us in limited circumstances, as described below. Effective May 29, 2011, our board of directors suspended this program for all repurchases except repurchases due to death of stock holders. Our directors may elect not to reinstate the repurchase program or to reinstate it under different repurchase terms than those previously in effect.

During the twelve months ended December 31, 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share
January	1,194	$9.88
February	17,379	$9.42
March	25,217	$9.29
April	45,139	$9.48
May	19,126	$9.14
June	59,213	$9.99
July	19,000	$9.99
August	—	$—
September	9,729	$9.97
October	22,554	$9.97
November	32,930	$9.99
December	—	$—
	251,482

(1)	Prior to the suspension of our stock repurchase program on May 29, 2011, our stockholders who had held their stock for at least one year were able, under certain circumstances, to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

During the year ended December 31, 2011, we redeemed an aggregate of 251,482 shares of common stock for approximately $2,444,000 ($9.72 per share). During the year ended December 31, 2011, we received requests to repurchase a total of 369,250 shares pursuant to the program. Stock redemption requests related to 86,182 shares were not fulfilled because such shares were not eligible for redemption under the terms of the program. We have funded share redemptions with proceeds from our public offerings.

One of the limitations of our stock repurchase program is that during any calendar year we may redeem only the number of shares that we can purchase with the amount of the net proceeds from the issuance of shares under the distribution reinvestment plan during the prior calendar year. During the year ended December 31, 2010, we issued shares under our distribution reinvestment plan for gross offering proceeds of approximately $2.2 million, and, therefore, our redemptions in 2011 were limited to the shares that we could purchase with this amount, prior to suspension of the repurchase program on May 29, 2011.

Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to amend, reinstate or terminate our stock repurchase program.

Stockholders

As of March 12, 2012, we had approximately 12.9 million shares of common stock outstanding held by 3,681 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Until proceeds from our public offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we may pay all or a substantial portion of our distributions from the proceeds of our offerings and or from borrowings in anticipation of future cash flow. Our board generally declares distributions on a quarterly basis, which are paid on a monthly basis. Monthly distributions are paid based on daily record dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of December 31, 2011 and December 31, 2010, 551,000 and 394,000 shares, respectively, had been issued under the distribution reinvestment plan.

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

During the years ended December 31, 2011 and 2010, we paid distributions, including any distributions reinvested, aggregating approximately $5.3 million and $5.7 million, respectively to our stockholders. From October 16, 2006 (date of inception) to December 31, 2011, distribution declared was approximately $6.3 million. Since inception, we had experienced a cumulative negative cash flow from operations of approximately $2.2 million.

The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2010 through December 31, 2011, aggregated by quarter as follows:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2010	$525,000	$506,000	$1,031,000	$48,000
Second quarter 2010	696,000	665,000	1,361,000	(597,000)
Third quarter 2010	857,000	834,000	1,691,000	436,000
Fourth quarter 2010	1,017,000	1,011,000	2,028,000	(2,981,000)

	$3,095,000	$3,016,000	$6,111,000	$(3,094,000)

First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
Second quarter 2011	2,436,000	—	2,436,000	605,000
Third quarter 2011	817,000	—	817,000	1,417,000
Fourth quarter 2011	814,000	—	814,000	1,555,000

	$5,219,000	$1,124,000	$6,343000	$5,160,000

Since our inception in 2006, we have paid aggregate distributions of $9.0 million. Of this amount, $5.2 million has been reinvested through our dividend reinvestment plan and $9.0 million has been paid in cash to stockholders. For the corresponding period our aggregate cash flow used in operating activities was $2.2 million. Accordingly, from our inception to date, our total distributions have exceeded our cash flows from operations. Currently, we make cash distributions to our stockholders from capital at an annualized rate of 2.5%, based on a $10.00 per share purchase price. A portion of these distributions are being paid in anticipation of future cash flow from our investments. Until proceeds from our offering are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

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

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Balance Sheet Data:
Total assets	$192,188,000	$170,356,000	$58,340,000	$7,972,000	$158,000
Investments in real estate, net	$149,215,000	$128,868,000	$40,888,000	$—	$—
Notes payable	$100,059,000	$80,792,000	$20,260,000	$—	$—
Stockholders’ equity (deficit)	$81,892,000	$82,764,000	$34,198,000	$5,369,000	$(5,000)

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Operating Data:
Revenues	$41,996,000	$17,822,000	$6,661,000	$—	$—
Property operating and maintenance	$25,629,000	$11,133,000	$5,172,000	$—	$—
General and administrative expense	$3,674,000	$2,396,000	$1,100,000	$875,000	$209,000
Net loss	$(5,494,000)	$(6,471,000)	$(4,149,000)	$(1,227,000)	$(206,000)
Noncontrolling interest	$(162,000)	$(152,000)	$15,000	$(121,000)	$(73,000)
Net loss attributable to common stockholders	$(5,332,000)	$(6,319,000)	$(4,164,000)	$(1,106,000)	$(133,000)
Net loss per common share attributable to common stockholders, basic and diluted (1)	$(0.42)	$(0.89)	$(2.08)	$(12.90)	$(1,330.00)
Dividends declared	$6,342,000	$6,111,000	$1,963,000	$185,000	$—
Dividends per common share (2)	$0.50	$0.75	$0.75	$0.29	$—
Weighted average number of shares outstanding (1)
Basic and diluted	12,704,733	7,090,146	1,999,747	85,743	100
Other Data:
Cash flows provided by (used in) operating activities	$5,160,000	$(3,094,000)	$(2,923,000)	$(1,270,000)	$(116,000)
Cash flows used in investing activities	$(29,336,000)	$(66,844,000)	$(34,348,000)	$(385,000)	$—
Cash flows provided by financing activities	$22,615,000	$84,857,000	$44,722,000	$9,019,000	$—

(1)	Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.

(2)	Dividend per common share for 2008 is calculated based on days outstanding during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also “Special Note about Forward Looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest the net proceeds from our offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States. As of December 31, 2011, we had raised $127 million of gross proceeds from the sale of approximately 12.7 million shares of our common stock in our public offerings, and we had acquired fifteen real estate properties.

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

Highlights for the Twelve Months Ended December 31, 2011

•

Following an intensive analysis of strategic alternatives for the Company, conducted by the Independent Directors Committee of our Board of Directors in consultation with its independent financial advisor, our Independent Directors Committee and our Board of Directors determined that it was in the best interests of our Company and its stockholders to transition advisory services previously rendered to us by Cornerstone Leveraged Realty Advisors, LLC, an affiliate of Cornerstone Ventures, Inc., our original sponsor, and to engage, commencing on January 1, 2012, as our replacement advisor Sentio Investments, LLC (f/k/a Springlake Healthcare Capital, LLC), a newly formed company controlled by John Mark Ramsey, the Chief Executive Officer and an owner of our prior sub-advisor, Servant Healthcare Investments, LLC.

•	We acquired interests in two properties during 2011 as follows:

•

On January 14, 2011, through a wholly-owned subsidiary, we purchased the assets of an assisted-living property, Forestview Manor, from 153 Parade Road, LLC, for $10.8 million. The acquisition was funded by our revolving credit facility from Key Bank National Association and with proceeds from our initial public offering.

•

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

•	We obtained acquisition financing of $11.7 million at an average variable interest rate of approximately 5.75% as of December 31, 2011.

Results of Operations

As of December 31, 2011, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-

net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which require tenants to reimburse expenses related to us.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and at December 31, 2011, we owned fifteen properties. These properties included ten_ assisted living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, and one skilled nursing facility, two inpatient rehabilitation facilities and one development project, which comprise our triple-net leased segment.

As of December 31, 2011, we owned 10 assisted living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, one skilled nursing and two inpatient rehabilitation facilities and one development project which comprise our triple-net leased segment. As of December 30, 2010, we owned eight assisted living facilities which comprise our senior housing segment, one medical office building, which comprised our MOB segment, one skilled nursing facility, and one inpatient rehabilitation facility and two development projects, which comprised our triple-net leased segment.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$10,549,000	$4,361,000	$6,188,000	142%
Triple-net leased properties	5,064,000	2,302,000	2,762,000	120%
Medical office building	752,000	26,000	726,000	2,792%

Total portfolio net operating income	$16,365,000	$6,689,000	$9,676,000	145%

Reconciliation to net loss: Net operating income, as defined (1)	$16,365,000	$6,689,000	$9,676,000	145%
Unallocated (expenses) income:
General and administrative expenses	(3,674,000)	(2,396,000)	1,278,000	53%
Asset management fees and expenses	(1,617,000)	(1,030,000)	587,000	57%
Real estate acquisitions costs	(2,488,000)	(3,273,000)	785,000	-24%
Depreciation and amortization	(7,720,000)	(4,072,000)	3,648,000	90%
Interest income	11,000	17,000	6,000	-35%
Other expense	—	(33,000)	(33,000)	-100%
Interest expense	(6,372,000)	(2,373,000)	3,999,000	169%

Net loss	$(5,495,000)	$(6,471,000)	$976,000	15%

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2011 increased to $10.5 million from $4.4 million for the year ended December 31, 2010. The increase is primarily due to acquisitions completed during 2011 and 2010 and higher occupancy for properties owned in 2010.

	Years Ended December 31,
	2011	2010	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$26,710,000	$12,150,000	$14,560,000	120%
Resident services and fee income	7,894,000	2,738,000	5,156,000	188%
Tenant reimbursement and other income	313,000	305,000	8,000	3%
Less:
Property operating and maintenance expenses	24,368,000	10,832,000	13,536,000	125%

Total portfolio net operating income	$10,549,000	$4,361,000	$6,188,000	142%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $5.1 million for the year ended December 31, 2011 compared to $2.3 million for the year ended December 31, 2010 primarily due to the acquisitions completed in 2010 and the completion of one development property in the first quarter of 2011.

	Years Ended December 31,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$5,128,000	$2,321,000	$2,807,000	121%
Tenant reimbursement and other income	856,000	279,000	577,000	207%
Less:
Property operating and maintenance expenses	920,000	298,000	622,000	209%

Total portfolio net operating income	$5,064,000	$2,302,000	$2,762,000	120%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $0.8 million for the year ended December 31, 2011 compared to $26,000 for the year ended December 31, 2010, due to a full year of operations in 2011. The office building was acquired in December 2010.

	Years Ended December 31,
	2011	2010	$ Change
Medical Office Buildings – Net Operating Income
Total revenues
Rental revenue	$804,000	$23,000	$781,000
Tenant reimbursement and other income	290,000	6,000	284,000
Less:
Property operating and maintenance expenses	342,000	3,000	339,000

Total portfolio net operating income	$752,000	$26,000	$726,000

(a)	Due to this property being acquired in December 2010, the presentation of percentage changes from 2010 to 2011 are not considered meaningful for 2011.

Unallocated (expenses) income

General and administrative expenses increased to $3.7 million for the year ended December 31, 2011 from $2.4 million for the year ended December 31, 2010. The increase is primarily due to nonrecurring expenses incurred as a part of the Company’s evaluation of strategic alternatives. These expenses include consulting, legal, accounting and income tax expenses as well as board of directors and committee meeting fees and director and officer insurance costs.

As a result of real estate investments in 2011 asset management fees and expenses for the years ended December 31, 2011 and 2010 increased to $1.6 million from $1.0 million and depreciation and amortization for the same periods increased to $7.7 million from $4.1 million. Average real estate investments increased to $160.0 million in 2011 from $85.5 million in 2010.

For the years ended December 31, 2011 and 2010 real estate acquisition costs, consisting of fees paid to our prior advisor and third-party expenses, were $2.5 million and $3.3 million, respectively. The 2011 decrease in acquisition fees is due to lower offering proceeds and few acquisitions closed in 2011, since the Company’s offering activities were suspended in April 2011, partially offset by higher earn out and joint venture promote costs. A portion of acquisition fees due to our Advisor are paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition.

Interest expense for the year ended December 31, 2010 increased to $2.4 million from $1.1 million for the year ended December 31, 2009 due to increased real estate acquisition financing in 2010.

Interest and other income were comparable for years ended December 31, 2011 and 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years Ended December 31,
	2010	2009	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$4,361,000	$1,489,000	$2,872,000	193%
Triple-net leased properties	2,302,000	—	2,302,000	N/A
Medical office building	26,000	—	26,000	N/A

Total portfolio net operating income	$6,689,000	$1,489,000	$5,200,000	349%

Reconciliation to net loss: Net operating income, as defined (1)	$6,689,000	$1,489,000	$5,200,000	349%
Unallocated (expenses) income:
General and administrative expenses	(2,396,000)	(1,100,000)	1,296,000	118%
Asset management fees and expenses	(1,030,000)	(317,000)	713,000	225%
Real estate acquisitions costs	(3,273,000)	(1,814,000)	1,459,000	80%
Depreciation and amortization	(4,072,000)	(1,367,000)	2,705,000	198%
Interest income	17,000	13,000	4,000	31%
Other expense	(33,000)	—	(33,000)	N/A
Interest expense	(2,373,000)	(1,053,000)	1,320,000	125%

Net loss	$(6,471,000)	$(4,149,000)	$2,322,000	56%

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses.

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

Liquidity and Capital Resources

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death of a stockholder) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. The Independent Directors Committee subsequently evaluated possible changes to our advisory relationships. An agreement (the Omnibus Agreement) dated July 29, 2011, implemented a number of advisory relationship changes. Furthermore, on December 22, 2011, following an intensive analysis conducted by the Independent Directors Committee of our Board of Directors in consultation with its independent financial advisor, our Independent Directors Committee and our Board of Directors determined that it was in the best interests of the company and our stockholders to transition advisory services from our then-advisor, Cornerstone Leveraged Realty Advisors, LLC, an affiliate of Cornerstone Ventures, Inc., our original sponsor, and to engage, commencing on January 1, 2012, as our replacement advisor Sentio Investments, LLC (f/k/a Springlake Healthcare Capital, LLC), a newly formed company controlled by John Mark Ramsey, the Chief Executive Officer and an owner of our prior sub-advisor, Servant Healthcare Investments, LLC. The success of these changes in accomplishing the Independent Directors’ objectives is uncertain. In addition to uncertainties associated with our advisor relationships, financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. We expect that our primary uses of capital over the next twelve months will be for the payment of tenant improvements, earn out and promote liabilities, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions. We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings in the next twelve months. Two loans, the KeyBank credit facility and the construction loan on the Rome LTACH project, mature in the second half of 2012. The Rome LTACH loan provides for two one-year maturity extensions. We are pursuing opportunities to refinance these loans and other variable rate borrowing at lower borrowing rates to take advantage of historically favorable interest rates and to meet the payment obligations due in the second half of 2012. Although the response to our initial refinancing efforts has been positive, there can be no assurance that the Company will be able to refinance its obligations at favorable rates or at all. We expect to fund stockholder distributions from the excess of cash on hand and from the excess of cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all. On December 31, 2011 , our directors declared distributions for the first quarter of 2012 at an annualized rate of 2.5%. As of December 31, 2011, we had approximately $28.3 million in cash and cash equivalents on hand. Available cash may be temporarily invested in short-term, liquid investments that yield lower returns than investments in real estate.

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

Distributions paid to stockholders for the twelve months ended December 31, 2011 were $6.4 million. Of this amount, $1.6 million was reinvested through our distribution reinvestment plan and $4.8 million was paid in cash to stockholders. For the twelve months ended December 31, 2011, a substantial portion of distributions to stockholders were paid from proceeds of our offering in anticipation of future cash flow. Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.

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

REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the REIT. Therefore, we have formed a TRS to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with qualified unaffiliated management companies. The TRS and the REIT have made the applicable election for the TRS to qualify as a TRS. Under the management contracts, the unaffiliated management companies will have direct control of the daily operations of these assisted-living properties.

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

Debt Service Requirements

A number of the properties in which we have made equity investments are currently subject to senior mortgage loans and other indebtedness as described in the following table:

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of December 31, 2011(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,440,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,793,000	December 16, 2019
Greentree (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,832,000	July 31, 2012
Forestview Manor (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,935,000	July 31, 2012
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,441,000	December 22, 2016
Hedgcoxe Health Plaza (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	July 31, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,136,000	January 5, 2015
Oakleaf Village Portfolio	(2)	(2)	$17,644,000	April 30, 2015
Oakleaf Village at Lexington	—	—	—	—
Oakleaf Village at Greenville	—	—	—	—
River’s Edge of Yardley (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	July 31, 2012
Rome LTACH Project	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$10,922,000	December 18, 2012
Littleton Specialty Rehabilitation Facility	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$3,159,000	December 22, 2015
The Oaks Bradenton	(3)	(3)	$2,697,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	September 1, 2013
Woodland Terrace at the Oaks	Month 1-22 interest only. Month 23 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.75% with a floor of 5.75%	$5,800,000	May 1, 2014

			$100,059,000

(1)	As of December 31, 2011 all notes payable are secured by the underlying real estate.
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

(4)

In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. The initial term of the credit facility was 24 months, maturing on November 18, 2012, and could be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility was a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The amount outstanding under the credit facility was $16.3 million and $7.6 million at December 31, 2011 and December 31, 2010, respectively.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$100,059,000	$28,466,000	$15,503,000	$34,390,000	$21,700,000
Interest expense related to long term debt (2)	29,771,000	5,576,000	6,938,000	3,831,000	13,426,000
Total	$129,830,000	$34,042,000	$22,441,000	$38,221,000	$35,126,000

(1)	Represents principal amount owed on all outstanding debt as of December 31, 2011.
(2)	Represents interest expense related to various loan agreements in connection with all acquisitions as of December 31, 2011. The information in the table above reflects our projected interest rate obligations for these loan agreements based on the contract interest rates, interest payment dates, and scheduled maturity dates.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of accrued earn out and promote liabilities and notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

The fair value of accrued earn out payments and promote liabilities is estimated using projected operating results and capitalization rates and discount rates that are derived from market data that other inputs from comparable properties and transactions. The fair market value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2011 and December 31, 2010, the fair value of notes payable was $101.1 million and $81.7 million, compared to the carrying values of $100.0 million and $80.8 million, respectively.

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with ASC 360-10, “Property, Plant & Equipment” when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

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

During 2011 and 2010, we did not record any impairment charges related to our investments in real estate.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to annually test goodwill for impairment under a two-step impairment test, or, as discussed below, under a qualitative assessment which became optional in 2011. In the first step of the two-step test, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

In September 2011, ASU 2011-08 was issued and provides companies the option to perform a qualitative assessment of a reporting unit before being required to perform Step 1 of the two-step goodwill test as prescribed by FASB Topic 350 “Intangibles-Goodwill and Other” (“Topic 350”). ASU 2011-08 has amended Topic 350 to state “An entity may first assess qualitative factors… to determine whether it is necessary to perform the two-step goodwill impairment test ….” The qualitative assessment requires management to perform the assessment using a “more likely than not” concept. According to ASC 350-20-35-3C, in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances shall be assessed

We performed a qualitative assessment as of December 31, 2011. In this assessment we considered certain macroeconomic factors including changes in the general economic conditions, interest rates, capital markets, market-dependent multiples or metrics and regulatory developments. Additionally, reporting unit specific factors evaluated included negative or declining cash flows, decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, declines in occupancy rates, changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, litigation, changes in the carrying amount of net assets, more-likely-than-not expectation of selling or disposing all, or a portion of a reporting unit and testing for recoverability of a significant asset group within a reporting unit.

When required, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

The annual goodwill impairment analysis, which we performed as of the fourth quarter of 2011, did not result in an impairment charge.

Revenue Recognition

Revenue is recorded in accordance with ASC 840-10, “Leases”, and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended” (“SAB 104”). Revenue is recognized when four basic criteria are met: persuasive evidence of an arrangement exists, services have been delivered, the amount of revenue is fixed or determinable, and collection is reasonably assured. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Because our leases may provide for free rent, lease incentives, or other rental increases at specified intervals, we straight-line the recognition of revenue, which results in the recording of a receivable for rent not yet due under the lease terms. Our revenues are comprised largely of rental income and other income collected from tenants.

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, “Consolidation”, addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our condensed consolidated financial statements. Please refer to Note 10. Investments in Joint Venture of the accompanying consolidated financial statements.

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

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2011, we had acquired ten assisted-living facilities and formed ten wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating the variable portion of our debt financing. As of December 31, 2011, we had approximately $67.4 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR rates. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.7 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

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

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 29, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 29, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 29, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 29, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 29, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

To the Board of Directors and Stockholders

Sentio Healthcare Properties, Inc.

We have audited the accompanying consolidated balance sheets of Sentio Healthcare Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 22, 2012

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$28,258,000	$29,819,000
Investments in real estate
Land	21,270,000	18,949,000
Buildings and improvements, net	114,584,000	87,933,000
Furniture, fixtures and equipment, net	2,562,000	2,410,000
Development costs and construction in progress	5,218,000	13,669,000
Intangible lease assets, net	5,581,000	5,907,000

	149,215,000	128,868,000
Deferred financing costs, net	1,121,000	1,382,000
Tenant and other receivable, net	1,808,000	1,462,000
Deferred costs and other assets	1,948,000	554,000
Restricted cash	3,873,000	2,942,000
Goodwill	5,965,000	5,329,000

Total assets	$192,188,000	$170,356,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,059,000	$80,792,000
Accounts payable and accrued liabilities	7,683,000	4,886,000
Payable to related parties	—	65,000
Prepaid rent and security deposits	1,740,000	1,127,000
Distributions payable	814,000	722,000

Total liabilities	110,296,000	87,592,000
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares were issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value; 580,000,000 shares authorized; 12,916,612 shares and 11,592,883 shares issued and outstanding at December 31, 2011 and 2010, respectively	129,000	116,000
Additional paid-in capital	96,542,000	91,588,000
Accumulated deficit	(17,054,000)	(11,722,000)

Total stockholders’ equity	79,617,000	79,982,000
Noncontrolling interests	2,275,000	2,782,000

Total equity	81,892,000	82,764,000

Total liabilities and equity	$192,188,000	$170,356,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	Year ended December 31
	2011	2010	2009
Revenues:
Rental revenues	$32,643,000	$14,494,000	$4,964,000
Resident services and fee income	7,894,000	2,738,000	1,697,000
Tenant reimbursements and other income	1,459,000	590,000	—

	41,996,000	17,822,000	6,661,000
Expenses:
Property operating and maintenance expenses	25,629,000	11,133,000	5,172,000
General and administrative expenses	3,674,000	2,396,000	1,100,000
Asset management fees and expenses	1,617,000	1,030,000	317,000
Real estate acquisition costs	2,488,000	3,273,000	1,814,000
Depreciation and amortization	7,721,000	4,072,000	1,367,000

	41,129,000	21,904,000	9,770,000

Income (Loss) from operations	867,000	(4,082,000)	(3,109,000)
Other income (expense):
Interest income	11,000	17,000	13,000
Other expense	—	(33,000)	—
Interest expense	(6,372,000)	(2,373,000)	(1,053,000)

Net loss	(5,494,000)	(6,471,000)	(4,149,000)
Net (loss) income attributable to the noncontrolling interests	(162,000)	(152,000)	15,000

Net loss attributable to common stockholders	$(5,332,000)	$(6,319,000)	$(4,164,000)

Basic and diluted net loss per common share attributable to common stockholders	$(.42)	$(0.89)	$(2.08)

Basic and diluted weighted average number of common shares	12,704,733	7,090,146	1,999,747

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2008	1,058,252	$11,000	$6,597,000	$(1,239,000)	$5,369,000	$—	$5,369,000

Issuance of common stock	3,953,744	39,000	39,451,000	—	39,490,000	—	39,490,000
Redeemed shares	(18,245)	—	(182,000)	—	(182,000)	—	(182,000)
Offering costs	—	—	(4,352,000)	—	(4,352,000)	—	(4,352,000)
Distributions	—	—	(1,963,000)	—	(1,963,000)	(15,000)	(1,978,000)
Net loss	—	—	—	(4,164,000)	(4,164,000)	15,000	(4,149,000)

Balance — December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000

Issuance of common stock	6,694,219	67,000	66,530,000	—	66,597,000	—	66,597,000
Redeemed shares	(95,087)	(1,000)	(927,000)	—	(928,000)	—	(928,000)
Noncontrolling interest contribution	—	—	—	—		2,949,000	2,949,000
Offering costs	—	—	(7,455,000)	—	(7,455,000)		(7,455,000)
Distributions	—	—	(6,111,000)	—	(6,111,000)	(15,000)	(6,126,000)

Net loss	—	—	—	(6,319,000)	(6,319,000)	(152,000)	(6,471,000)

Balance — December 31, 2010	11,592,883	$116,000	91,588,000	$(11,722,000)	$79,982,000	$2,782,000	$82,764,000

Issuance of common stock	1,575,268	17,000	15,660,000	—	15,677,000	—	15,677,000
Redeemed shares	(251,483)	(4,000)	(2,442,000)	—	(2,446,000)	—	(2,446,000)
Offering costs	—	—	(1,920,000)	—	(1,920,000)	—	(1,920,000)
Distributions	—	—	(6,344,000)		(6,344,000)	(345,000)	(6,689,000)

Net loss	—	—	—	(5,332,000)	(5,332,000)	(162,000)	(5,494,000)

Balance — December 31, 2011	12,916,612	$129,000	96,542,000	$(17,054,000)	$79,617,000	$2,275,000	$81,892,000

The accompanying notes are an integral part of these consolidated financial statements.

56

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(5,494,000)	$(6,471,000)	$(4,149,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	550,000	104,000	111,000
Depreciation and amortization	7,721,000	4,072,000	1,367,000
Straight-line rent amortization	(934,000)	(387,000)	—
Real estate contingent consideration	1,450,000	—	—
Provision for bad debt	1,706,000	35,000	11,000
Tax (benefit) expense	(1,110,000)
Changes in operating assets and liabilities:
Tenant and other receivables	508,000	(246,000)	(492,000)
Deferred costs and deposits	—	(270,000)	(127,000)
Restricted cash	(391,000)	(823,000)	—
Prepaid expenses and other assets	(387,000)	—	(14,000)
Prepaid rent and tenant security deposits	613,000	167,000	78,000
Payable to related parties	(38,000)	(301,000)	239,000
Receivable from related parties	(1,630,000)	—	—
Accounts payable and accrued expenses	2,596,000	1,026,000	53,000

Net cash provided by (used) in operating activities	5,160,000	(3,094,000)	(2,923,000)

Cash flows from investing activities:
Real estate acquisitions	(19,751,000)	(53,895,000)	(34,278,000)
Additions to real estate	(728,000)	(121,000)	(91,000)
Construction in progress	(8,430,000)	(11,872,000)
Restricted cash	(527,000)	(856,000)	(364,000)
Escrow deposits	100,000	—	—
Acquisition deposits	—	(100,000)	385,000

Net cash used in investing activities	(29,336,000)	(66,844,000)	(34,348,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,160,000	63,792,000	38,621,000
Redeemed shares	(2,446,000)	(928,000)	(182,000)
Proceeds from note payable to related party	—	—	14,000,000
Repayment of note payable to related party	—	—	(14,000,000)
Proceeds from notes payable	20,054,000	34,477,000	12,760,000
Repayment of note payable	(800,000)	(433,000)	—
Payment of contingent consideration	(1,000,000)
Noncontrolling interest contribution	—	1,069,000	—
Offering costs	(1,947,000)	(8,827,000)	(5,283,000)
Deferred financing costs	(326,000)	(1,390,000)	(339,000)
Distributions paid	(4,735,000)	(2,888,000)	(840,000)
Distributions paid to noncontrolling interest	(345,000)	(15,000)	(15,000)

Net cash provided by financing activities	22,615,000	84,857,000	44,722,000
Net (decrease) increase in cash and cash equivalents	(1,561,000)	14,919,000	7,451,000
Cash and cash equivalents—beginning of period	29,819,000	14,900,000	7,449,000

Cash and cash equivalents—end of period	$28,258,000	$29,819,000	$14,900,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,677,000	$1,938,000	$941,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$814,000	$722,000	$305,000
Distributions reinvested	$1,124,000	$2,805,000	$879,000
Offering costs payable to related parties	$—	—	$82,000
Accrued construction in progress	588,000
Promote Accrual	2,018,000
Amortization of deferred financing into fixed assets CIP	—	—	2,000
Note payable assumed at property acquisition	—	26,488,000	$7,500,000
Deferred financing amortization capitalized to real estate development	36,000	233,000	—

The accompanying notes are an integral part of these consolidated figures

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

1. Organization

Sentio Healthcare Properties, Inc. (formerly known as Cornerstone Healthcare Plus REIT, Inc.), a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. We are recently formed and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. Effective January 1, 2012, subject to certain restrictions and limitations, our business is managed by Sentio Investments, LLP, a Florida limited liability company that was formed on December 20, 2011 (the “Successor Advisor”). Prior to January 1, 2012, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Advisor”), was our advisor

Effective July 29, 2011, the Company and the Advisor, together with Cornerstone Ventures, Inc., an affiliate of the Company’s advisor (“CVI”), CIP Leveraged Fund Advisors, LLC, the sole member of the Company’s advisor (“CLFA”), Servant Healthcare Investments, LLC, the Company’s sub-advisor (the “Sub-Advisor”), and Terry Roussel (together with CVI, CLFA and the Advisor, the “Cornerstone Parties”), entered into an Omnibus Agreement (the “Omnibus Agreement”) which, among other actions: (1) amended the advisory agreement, initially executed on September 12, 2007, by and between the Advisor and the Company (as amended, “the Advisory Agreement”); (2) provided for the transfer of certain interests in the Company from the Cornerstone Parties to the Company; (3) terminated the alliance agreement, dated as of May 19, 2008, by and between CVI and the Sub-Advisor; (4) modified and assigned to the Company the Sub-Advisory Agreement, dated as of May 19, 2008, by and between the Advisor, CLFA and the Sub-Advisor; and (5) canceled and forgave certain amounts due from the Advisor to the Company, all as further described herein.

Furthermore, on December 22, 2011, following an intensive analysis conducted by the Independent Directors Committee of our Board of Directors in consultation with its independent financial advisor, our Independent Directors Committee and our Board of Directors determined that it was in the best interests of the company and our stockholders to transition advisory services from our then-advisor, Cornerstone Leveraged Realty Advisors, LLC, an affiliate of Cornerstone Ventures, Inc., our original sponsor, and to engage, commencing on January 1, 2012, as our replacement advisor Sentio Investments, LLC (f/k/a Springlake Healthcare Capital, LLC), a newly formed company controlled by John Mark Ramsey, the Chief Executive Officer and an owner of our prior sub-advisor, Servant Healthcare Investments, LLC.

Sentio Healthcare Properties OP, LP (formerly Cornerstone Healthcare Plus Operating Partnership, L.P)., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At December 31, 2011, we owned 100% of the interest in the Operating Partnership and the HC Operating Partnership, LP (formerly CGI Healthcare Operating Partnership, L.P.), a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

For federal income tax purposes, we have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2008. REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of CGI Healthcare Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies direct control of the daily operations of these assisted-living properties.

2. Public Offering and Strategic Alternatives

Our charter authorizes the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share.

On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of 12.4 million shares, including shares sold under the distribution reinvestment plan..

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan. As of December 31, 2011, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had suspended its analysis of strategic alternatives for the Company and concluded that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value. In particular, the Company will focus on portfolio performance, identifying investment and financing opportunities, implementing operational efficiencies and the potential for growth in the future. As of December 31, 2011, sales pursuant to our follow-on offering remained suspended.

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

Real Estate Purchase Price Allocation

We allocate the purchase price of our properties in accordance with ASC 805-10, “Business Combinations”. Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

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

During 2011, 2010 and 2009, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to annually test goodwill for impairment under a two-step impairment test, or, as discussed below, under a qualitative assessment which became optional in 2011. In the first step of the two-step test, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

In September 2011, ASU 2011-08 was issued and provides companies the option to perform a qualitative assessment of a reporting unit before being required to perform Step 1 of the two-step goodwill test as prescribed by FASB Topic 350 “Intangibles-Goodwill and Other” (“Topic 350”). ASU 2011-08 has amended Topic 350 to state “An entity may first assess qualitative factors… to determine whether it is necessary to perform the two-step goodwill impairment test ….” The qualitative assessment requires management to perform the assessment using a “more likely than not” concept. According to ASC 350-20-35-3C, in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances shall be assessed.

We performed a qualitative assessment as of December 31, 2011. In this assessment we considered certain macroeconomic factors including changes in the general economic conditions, interest rates, capital markets, market-dependent multiples or metrics and regulatory developments. Additionally, reporting unit specific factors evaluated included negative or declining cash flows, decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, declines in occupancy rates, changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, litigation, changes in the carrying amount of net assets, more-likely-than-not expectation of selling or disposing all, or a portion of a reporting unit and testing for recoverability of a significant asset group within a reporting unit.

Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Impairment testing entails estimating future net cash flows relating to the asset, based on management’s estimate of market conditions including market capitalization rate, future rental revenue, future operating expenses and future occupancy percentages. Determining the fair value of goodwill involves management judgment and is ultimately based on management’s assessment of the value of the assets and, to the extent available, third party assessments. We perform our annual impairment test as of December 31 of each year. We completed the required annual impairment test through the qualitative assessment described above and determined that and none of our reporting units are at risk and no impairment was recognized based on the results of the annual goodwill impairment test.

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

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2011 and December 31, 2010 provisions for bad debts amounted to approximately $1,706,000 and $35,000 respectively, of which $1,630,000 relates to the allowance on a related party receivable, and $76,000 relates to tenant receivables. The allowance for tenant receivables are included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

Deferred Costs and Other Assets

Deferred costs and other assets consist primarily of deferred tax assets and prepaid insurance.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis, which approximates the effective interest rate method, over the contractual terms of the respective financings.

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

Future Minimum Lease Payments

All resident leases in our senior operations living segment are on a month to month basis and are excluded from the following schedule. Future minimum lease payments to be received from leases under the triple-net leased segment and medical office building segments as of December 31, 2011 are as follows:

Years ending December 31,
2012	$1,571,000
2013	$1,610,000
2014	$1,656,000
2015	$1,691,000
2016	$1,733,000
2017 and thereafter	$26,906,000

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of accrued promote liabilities and notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

The fair value of accrued promote liabilities is estimated using projected operating results and capitalization rates and discount rates that are derived from market data and other inputs from comparable properties and transactions. Accordingly, we consider promote liabilities to be level 3. The following is a reconciliation of activity for level 3 liabilities:

Balance December 31, 2010	$—
Total gains and losses included in earnings for changes in net assets	2,933,000

Balance December 31, 2011	$2,933,000

The fair market value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities. As of December 31, 2011 and December 31, 2010, the fair value of notes payable was $101.1 million and $81.7 million, compared to the carrying values of $100.0 million and $80.8 million, respectively.

Basic and Diluted Net Loss per Common Share Attributable to Common Stockholders

Basic and diluted net loss per common share attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. For the years ended December 31, 2011, 2010 and 2009, there were no potential dilutive common shares.

Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss attributable to common stockholders	$(5,332,000)	$(6,319,000)	$(4,164,000)
Net loss per common share attributable to common stockholders — basic and diluted	$(.42)	$(0.89)	$(2.08)
Weighted average number of shares outstanding — basic and diluted	12,704,733	7,090,146	1,999,747

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendment provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We are currently evaluating the impact ASU 2011-04 will have on our financial statements.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company’s adoption of ASU 2011-02 on July 1, 2011 did not have a significant impact on its consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The amendment gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step goodwill impairment test. The current two-step test requires companies to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount (step 1). If the reporting unit’s fair value is less than its carrying amount, step 2 of the goodwill impairment test must be performed to measure the amount of the goodwill impairment, if any. ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Our adoption of ASU 2011-08 on December 31, 2011 did not have a significant impact on its consolidated financial position or results of operations.

4. Investments in Real Estate

The following table provides summary information regarding our property portfolio as of December 31, 2011:

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	Debt	Occupancy %
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,793,000	97
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	$4,500,000	$2,697,000	100
GreenTree Acquisition (1)	Columbus, IN	12/30/09	50,249	$5,150,000	$2,832,000	98
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	$13,000,000	$7,136,000	100
Rome LTACH Project (2)	Rome, GA	01/12/10	52,944	—	$10,922,000	100
Oakleaf Village Portfolio:
Oakleaf Village at —Lexington	Lexington, SC	04/30/10	67,000	$14,512,000	$9,477,000	87
Oakleaf Village at —Greenville	Greer, SC	04/30/10	65,000	$12,488,000	$ 8,167,000	78
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,828	$14,800,000	$7,441,000	100

Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643	$8,500,000	$5,700,000	91
Littleton Specialty Rehabilitation Facility (5)	Littleton, CO	12/16/10	26,808(4)	—	$3,159,000	—
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184	$17,500,000	$13,440,000	96
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109	$9,094,000	$5,060,000	100
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146	$4,500,000	$2,500,000	100
Forestview Manor	Meredith, NH	01/14/11	34,270	$10,750,000	$5,935,000	93
Woodland Terrace	Allentown, PA	04/14/11	50,400	$9,000,000	$5,800,000	67

(1)

Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property was to be calculated and paid to the seller as earn-out payments based upon the net operating income of the property, as defined, during each of the three years following our acquisition of the property. The earn-out liability associated with this acquisition was estimated to have a fair value of approximately $1.0 million and $0.4 million as of December 31, 2011 and December 31, 2010, respectively. The earn-out payment of approximately $1.0 million was made in January of 2012.

(2)

Rome LTACH, a development project, was completed in February 2011 and its first tenant moved in on February 1, 2011. As of December 31, 2011 the real estate assets costs for the property were $15.6 million. We may be obligated to monetize a portion of our partner’s interest in the appreciation of value in this joint venture. Refer to Note 10 for more information on the project’s promote monetization feature.

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
(5)

Littleton Specialty Rehabilitation Facility is currently under development. As of December 31, 2011, a total of $1.6 million had been invested in this project by the Company. We may be obligated to monetize a portion of our partner’s interest in the appreciation of value in this joint venture. Refer to Note 5 for more information on the project’s promote monetization feature.

As of December 31, 2011, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Development costs and construction in progress	Intangible lease assets
Cost	$21,270,000	$119,739,000	$3,578,000	$5,218,000	$12,444,000
Accumulated depreciation and amortization	—	(5,155,000)	(1,016,000)	—	(6,863,000)

Net	$21,270,000	$114,584,000	$2,562,000	$5,218,000	$5,581,000

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

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the years ended December 31, 2011, 2010, and 2009 was approximately $4.0 million, $1.7, and $0.5 million, respectively. Amortization associated with the intangible assets for the years ended December 31, 2011, 2010 and 2009 was $3.7 million, $2.4 million, and $0.9 million, respectively.

As of December 31, 2011, the Company has not recorded any long-lived asset impairment charges as a result of its impairment analyses.

The estimated useful lives for intangible assets range from one to twenty years. As of December 31, 2011, the weighted-average amortization period for intangible assets was approximately 12 years.

Estimated amortization for each of the five following years ended December 31 is as follows:

Intangible assets
2012	$1,349,000
2013	$416,000
2014	$356,000
2015	$356,000
2016	$355,000
2017 and thereafter	$2,749,000

5. Allowance for Doubtful Accounts

As of December 31, 2011, 2010 and 2009, we had recorded $76,000, $35,000 and $0 allowance for doubtful accounts, respectively.

6. Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that includes provisions that made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. It also provides for unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. As of December 31, 2011, we had no cash accounts in excess of Federal Deposit Insurance Corporation insured limits.

Concentrations of credit risks arise when a number of operators, tenants or obligors related to our investments are engaged in similar business activities, located in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. We regularly monitor various segments of our portfolio to assess potential concentration of risks. Management believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as presented below.

Our senior living operation segment accounted for approximately 83.1%, 85.3% and 100% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information about our senior living operation segment for the year ended December 31, 2011:

	December 31, 2011
Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Good Neighbor Care	30.4%	25.3%
Woodbine Senior Living	20.5%	17.0%
Royal Senior Care	20.1%	16.7%
12 Oaks Senior Living	18.5%	15.4%
Provision Living	5.5%	4.6%
Legend Senior Living	5.0%	4.1%

	100.0%	83.1%

Our triple-net leased segment accounted for approximately 14.2%, 14.6% and 0% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information about our triple-net leased segment for the year ended December 31, 2011:

	December 31, 2011
Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Global Rehab Hospitals	31.4%	4.5%
Babcock PM Management	32.6%	4.6%
The Specialty Hospital	30.9%	4.4%
Floyd Healthcare Management	5.0%	0.7%

	100.0%	14.2%

Our medical office building segment accounted for approximately 3%, 0.1% and 0% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, we owned 15 properties geographically located in ten states. The following table provides information about our geographic risks by operating segment for the year ended December 31, 2011:

	December 31, 2011
State	Percentage of Segment Revenues	Percentage of Total Revenues
Senior living operations
South Carolina	20%	17%
Pennsylvania	16%	13%
Texas	19%	15%
Ohio	14%	11%
New Hampshire	11%	9%
Tennessee	11%	9%
Indiana	6%	5%
Florida	5%	4%

Triple-net leased properties
Texas	64%	9%
Georgia	36%	5%
Colorado (1)	—	—
Medical office building
Texas	100%	3%

(1)	Under construction as of December 31, 2011

7. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2011, we had acquired ten assisted-living facilities and formed ten wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

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

For the years ended December 31, 2011 and 2010, our TRS reported net taxable income of approximately $1.0 million and $0.5 million, respectively. The TRS recognized a $0.6 million benefit and expensed $0.3 million of Federal and State income taxes in 2011 and 2010, respectively which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled $1.1 million and $0.0 million at December 31, 2011 and 2010, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2011 as we have determined the future taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

8. Payable to Related Parties

We had no payable or receivables with related parties as of December 31, 2011. The payable to related parties at December 31, 2010 of $0.1 million related to offering costs, acquisition fees, expense reimbursement payable, sales commissions and dealer manager fees paid by Cornerstone Leveraged Realty Advisors, LLC (“CLRA”) and Pacific Cornerstone Capital, Inc. (“PCC”).

9. Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2011, 2010, and 2009, including distributions reinvested, we had issued 13.3 million, 11.3 million, and 4.9 million shares of common stock for a total of $132.3 million, $112.9 million, and $49.1 million of gross proceeds, respectively, in our initial and follow-on public offerings.

Distributions

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of December 31, 2011 and December 31, 2010, 551,000 and 394,000 shares, respectively, had been issued under the distribution reinvestment plan.

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

The following are the distributions declared during the years ended December 31, 2011 and 2010:

	Distribution Declared(1)
Period	Cash	Reinvested	Total
First quarter 2010	$525,000	$506,000	$1,031,000
Second quarter 2010	$696,000	$665,000	$1,361,000
Third quarter 2010	$857,000	$834,000	$1,691,000
Fourth quarter 2010	$1,017,000	$1,011,000	$2,028,000
First quarter 2011	$1,152,000	$1,124,000	$2,276,000
Second quarter 2011	$2,436,000	$—	$2,436,000
Third quarter 2011	$817,000	$—	$817,000
Fourth quarter 2011	$814,000	$—	$814,000

(1)	Distributions declared for 2011 represented a return of capital and taxable ordinary income and 2010 represented a return of capital for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offerings are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors. Our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the prior annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including December 31, 2011. Distributions are paid quarterly commencing with the third quarter distribution paid in October 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

From our inception in October 2006 through December 31, 2011, we declared aggregate distributions of $14.6 million, our cumulative net loss attributable to common stockholders during the same period was $17.1 million and our cumulative cash flow used in operations during the same period was $2.2 million.

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

During the years ended December 31, 2011 and 2010, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2011	1,194	$9.88
February 2011	17,379	$9.42
March 2011	25,217	$9.29
April 2011	45,139	$9.48
May 2011	19,126	$9.14
June 2011	59,213	$9.99
July 2011	19,000	$9.99
August 2011	—	$—
September 2011	9,729	$9.97
October 2011	22,554	$9.97
November 2011	32,930	$9.99
December 2011	—	$—

	251,482

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	7,425	$9.55	$808,000
February 2010	2,784	$9.93	$780,000
March 2010	—	$—	$780,000
April 2010	—	$—	$780,000
May 2010	10,000	$9.00	$690,000
June 2010	3,500	$8.99	$659,000
July 2010	58,504	$9.99	$74,000
August 2010	4,196	$9.74	$33,000
September 2010	8,678	$9.56	$—
October 2010	—	$—	$—
November 2010	—	$—	$—
December 2010	—	$—	$—

	95,087

During the years ended December 31, 2011 and 2010, we repurchased 251,482 and 95,087 shares pursuant to our stock repurchase program.

During the year ended December 31, 2011, we received requests to have an aggregate of 369,250 shares repurchased pursuant to our stock repurchase program. Of these requests, 86,182 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described below. During the year ended December 31, 2010, all but 3,692 shares were repurchased. Such shares were not repurchased due to limitations contained in the terms of our stock repurchase program.

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

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we do not intend to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2011 and 2010, we have not granted any awards under the Plan.

Tax Treatment of Distributions

For tax purposes, our distributions are comprised of taxable ordinary dividend and return of capital. The return of capital for the distributions per share to common stockholders reportable for the years ended December 31, 2011, 2010, and 2009 were as follows:

Per Common Shares	2011		2010		2009
Taxable Ordinary Dividend	$0.04	8.87%	—	—	—	—
Return of capital	$0.46	91.13%	$0.75	100.00%	$0.75	100%

10. Investments in Joint Ventures

Oakleaf Joint Venture

On April 30, 2010, we invested $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). The Oakleaf Joint Venture, which is consolidated in the Company’s condensed consolidated financial statements, owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of December 31, 2011, total net assets related to Oakleaf Joint Venture were $17.7 million, which includes $23.1 million of net real estate assets and total liabilities of $18.1 million. Liabilities include $17.7 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.

Rome LTACH Project

On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed $2.7 million of capital to acquire a 75.0% limited partnership interest in Rome LTH Partners, LP. Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of CLRA contributed $0.5 million of capital to acquire a 15.0% limited partnership interest in Rome LTH Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of $0.3 million to acquire an aggregate 9.5% limited partnership interest in the Rome LTH Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Rome LTH Partners LP. As of both December 31, 2011 and December 31, 2010, we owned a 75.0% limited partnership interest in Rome LTH Partners, LP. This joint venture is consolidated in the Company’s condensed consolidated financial statements.

Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. At December 31, 2011, the construction of the medical facility had been completed. During the first quarter of 2011, we determined that payments under these obligations were probable; accordingly, we recorded $2.2 million with respect to the monetization feature which is included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. Of the $2.2 million, we capitalized certain construction period costs of $1.8 million and $0.2 million, which are included in intangible lease assets and building and improvements, respectively, on our condensed consolidated balance sheet. We expensed post construction period costs of $0.2 million, which are included in real estate acquisition costs and earn-out costs in our condensed consolidated statement of operations. As of December 31, 2011, total assets related to this project were $16.5 million, which includes $15.6 million of net real estate assets. Total liabilities were $14.1 million at December 31, 2011, which includes $10.9 million of secured mortgage debt.

The liability associated with the redemption feature of this joint venture is adjusted to estimated fair value as of each reporting period. As of December 31, 2011, we estimated the fair value of the redemption feature at $2.2 million. The fair value of the liability was derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on estimates of fair value of the property as if the partners’ promote interest was redeemed at each reporting period end and calculated based on the expected promote interest pay-out, which includes estimates for preferred returns, debt repayment and a return of partners’ capital. The fair value of the property includes estimates for expected future cash flows and requires us to estimate, among other things, risk-adjusted rate of return and capitalization rates and the number of years the property would be held for investment from a market participant perspective. Level 3 inputs utilized in the valuation as of December 31, 2011 included a capitalization rate of 8.7% and a risk-adjusted rate of return of 10%. A change in any one or more of these factors could materially impact the fair value of the liability. When available, current market information, such as bids on the property, is used to corroborate the fair value of the property.

Littleton Specialty Rehabilitation Facility

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute $1.6 million of capital to acquire a 90% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of December 31, 2011 and December 31, 2010, we owned a 90.0% limited partnership interest in Littleton Med Partners, LP. This joint venture is consolidated in the Company’s financial statements.

Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equities. As of December 31, 2011, the specialty rehabilitation facility in Littleton, CO is still under construction, and we believe that the probability of payments under these obligations is reasonably possible, accordingly, we have not recognized these obligations in our December 31, 2011 consolidated financial statements. As of the date of this report, the amount of contingent liability with respect to the monetization feature is estimated to range from $27,000 and $900,000.

11. Related Party Transactions

The Company has no employees. During 2011, CLRA was primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. As discussed in Note 1, on July 29, 2011, the Company executed the Omnibus Agreement, which provided for a number of significant changes to the Company’s Advisory Agreement with CLRA (the “2011 Advisory Agreement”). Effective January 1, 2012, Sentio Investments, LLC became the successor advisor under a new advisory agreements (the “2012 Advisory Agreement”).

Advisory Agreement

Advisory Agreement Overview. Under the terms of the 2011 Advisory Agreement, CLRA was required to use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The Advisory Agreement called for CLRA to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties. The fees and expense reimbursements payable to CLRA under the 2011 Advisory Agreement are described below.

Organizational and Offering Costs. Organizational and offering costs paid by CLRA on our behalf were reimbursed to CLRA from the proceeds of our offerings. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse CLRA for all marketing related costs and expenses such as salaries and direct expenses of employees of CLRA and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that CLRA and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but CLRA was required to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, CLRA was obligated to pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) were in excess of 13.5% of gross offering proceeds.

As of December 31, 2011, CLRA and its affiliates had incurred organizational and offering costs totaling $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. As of December 31, 2010, CLRA and its affiliates had incurred organizational and offering costs totaling $4.6 million, including $0.1 million of organizational costs that have been expensed and $4.5 million of offering costs which reduce net proceeds of our offerings. Upon the execution of the Omnibus Agreement, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to CLRA pursuant to the 2011 Advisory Agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our condensed consolidated balance sheet.

Acquisition Fees and Expenses. The 2011 Advisory Agreement required us to pay CLRA acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees will be paid upon receipt of offering proceeds, and the balance will be paid at the time we acquire a property. However, if the 2011 Advisory Agreement was terminated or not renewed, CLRA was required to return acquisition fees not yet allocated to one of our investments. In addition, we were required to reimburse CLRA for direct costs CLRA incurred and amounts CLRA paid to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the years ended December 31, 2011, 2010 and 2009, CLRA earned $0.0 million, $2.3 million and $1.1 million in acquisition fees, respectively.

As of December 31, 2011, the amount of acquisition fees advanced to CLRA but not yet allocated to an investment was $0.9 million. This amount has been expensed and included in real estate acquisition costs and earn-out costs in our condensed consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.

Management Fees. Prior to the execution of the Omnibus Agreement, the 2011 Advisory Agreement required us to pay CLRA a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis in book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP (Average Invested Assets). These fees were in addition to management fees that we paid to third-party property managers. Upon the execution of the Omnibus Agreement, the asset management fee payable to CLRA was reduced to a maximum annual rate of 0.5% of Average Invested Assets and a separate asset management fee payable to the our then Sub-Advisor at a maximum annual rate of 0.25% of Average Invested Assets was added. CLRA earned $0.9 million, $0.7 million, and $0.2 million of management fees for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we reimbursed CLRA for approximately $0.3 million, $0.4 million and $0.1 million of direct and indirect costs incurred by our Advisor in providing asset management services for the years ended December 31, 2011, 2010, and 2009.

Pursuant to the Omnibus Agreement, our then Sub-Advisor earned $0.5 million of management fees for the year ended December 31, 2011. Management fees are expensed as incurred.

Operating Expenses. The 2011 Advisory Agreement provided for reimbursement of CLRA’s direct and indirect costs of providing administrative and management services to us. For the years ended December 31, 2011, 2010, and 2009 $1.4 million, $1.2 million, and $0.5 million of such costs, respectively, were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations. Under the 2011 Advisory Agreement, CLRA was obligated to restrict its total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the Independent Directors Committee of the Board of Directors of the Company (the “Committee”) determined that a higher level of expenses (an “Excess Amount”) was justified, based on unusual and non-recurring factors. In the event that operating expenses exceeded the 2%/25% Guidelines, the asset management fees were subject to reductions on a pro-rata basis with a minimum 0.35% annual asset management fee rate. The total operating expenses include operating expenses incurred by both CLRA and our then

Sub-Advisor. CLRA was required to estimate and submit all of its reasonable direct internal expenses on a semi-monthly basis for the prior approval of the Committee and/or its financial advisor. The Committee would not approve any operating expenses (other than those determined to be justified based on unusual and non-recurring factors) if, in its reasonable discretion, the Committee determined that such operating expenses, considered together with operating expenses previously approved for the relevant period, as well as estimated operating expenses for the remainder of the relevant period, would exceed the 2%/25% Guidelines. CLRA was required to submit any operating expenses which it deemed unusual and non-recurring to the Committee, after review by the Committee’s financial advisor, for the Committee’s determination of whether such expenses were justified prior to any payment thereof.

For the four quarters ended December 31, 2011, our management fees and expenses and operating expenses totaled $5.9 million. This amount exceeded the greater of 2% of our average invested assets and 25% of our net loss by $2.8 million. Our Independent Directors Committee determined that $1.7 million of the Excess Amount was justified as unusual and non-recurring due to CLRA’s recent exploration of strategic alternatives for the Company. The remaining Excess Amount was forgiven by us through the Omnibus agreement executed on July 29, 2011.

Disposition Fee. Prior to the execution of the Omnibus Agreement, the 2011 Advisory Agreement provided that if CLRA or its affiliate provided a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors) in connection with the sale of one or more properties, we would pay CLRA or such affiliate at closing a disposition fee up to 3% of the sales price of such property or properties. Upon the execution of the Omnibus Agreement, the disposition fee payable to CLRA was reduced to 0.25% of the sales price of properties sold and a separate disposition fee to the then Sub Advisor of 1% of the sales price of properties sold was added. The then Sub Advisor would receive monthly advances of its disposition fee at a rate of 1/12th of 0.25% of the Company’s Average Invested Assets, for up to, but not exceeding, six monthly installments. Such advances would be credited against the final disposition fee payable to the Sub-Advisor upon the sale of the Company’s properties. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. We ordinarily pay the disposition fees for a property at the time the property is sold. No properties were sold in 2011, 2010, or 2009.

Subordinated Participation Provisions. Prior to the execution of the Omnibus Agreement, CLRA was entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor. However, Pursuant to the Omnibus Agreement, no fees, other than the disposition fee described above, including any incentive fees or subordinated participations in cash flows, will be due to CLRA upon the sale of the Company’s properties or the termination of the 2011 Advisory Agreement.

Dealer Manager Agreements

PCC was the dealer manager for our initial and follow-on public offerings. Prior to the suspension of our follow-on offering on April 29, 2011, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in our primary offerings. PCC was also entitled to receive a dealer manager fee of up to 3% of gross proceeds from sales in our primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in our primary offerings. . For the years ended December 31, 2011, 2010 and 2009, our dealer manager earned sales commissions and dealer manager fees of $1.1 million, $6.2 million, and $3.8 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

12. Segment Reporting

As of December 31, 2011, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$26,710,000	$5,128,000	$805,000	$32,643,000
Resident services and fee income	7,894,000	—	—	7,894,000
Tenant reimbursements and other income	313,000	856,000	290,000	1,459,000

	$34,917,000	$5,984,000	$1,095,000	$41,996,000
Property operating and maintenance expenses	24,368,000	920,000	341,000	25,629,000

Net operating income	10,549,000	5,064,000	754,000	16,367,000

General and administrative expenses				3,674,000
Asset management fees and expenses				1,617,000
Real estate acquisition costs				2,488,000
Depreciation and amortization				7,721,000
Interest income				(11,000)
Other expense				—
Interest expense				6,372,000

Net loss				(5,495,000)
Net loss attributable to the noncontrolling interests				(162,000)

Net loss attributable to common stockholders				$(5,332,000)

	For the Year Ended December 31, 2010
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$12,150,000	$2,321,000	$23,000	$14,494,000
Resident services and fee income	2,738,000	—	—	2,738,000
Tenant reimbursements and other income	305,000	279,000	6,000	590,000

	$15,193,000	$2,600,000	$29,000	$17,822,000
Property operating and maintenance expenses	10,832,000	298,000	3,000	11,133,000

Net operating income	4,361,000	2,302,000	26,000	6,689,000

General and administrative expenses				2,396,000
Asset management fees and expenses				1,030,000
Real estate acquisition costs				3,273,000
Depreciation and amortization				4,072,000
Interest income				(17,000)
Other expense				33,000
Interest expense				2,373,000

Net loss				(6,471,000)
Net loss attributable to the noncontrolling interests				(152,000)

Net loss attributable to common stockholders				$(6,319,000)

	For the Year Ended December 31, 2009
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$4,964,000	$—	$—	$4,964,000
Resident services and fee income	1,697,000	—	—	1,697,000
Tenant reimbursements and other income	—	—	—	—

	$6,661,000	$—	$—	$6,661,000
Property operating and maintenance expenses	5,172,000	—	—	5,172,000

Net operating income	1,489,000	—	—	1,489,000
General and administrative expenses				1,100,000
Asset management fees and expenses				317,000
Real estate acquisition costs				1,814,000
Depreciation and amortization				1,367,000
Interest income				(13,000)
Interest expense				1,053,000

Net loss				(4,149,000)
Net loss attributable to the noncontrolling interests				15,000

Net loss attributable to common stockholders				$(4,164,000)

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010	December 31, 2009
Assets
Investment in real estate:
Senior living operations	$92,975,000	$78,722,000	$27,888,000
Triple-net leased properties	47,754,000	41,433,000	13,000,000
Medical office building	8,486,000	8,713,000	—

Total reportable segments	$149,215,000	$128,868,000	40,888,000
Reconciliation to consolidated assets:
Cash and cash equivalents	28,258,000	29,819,000	14,900,000
Deferred financing costs, net	1,121,000	1,382,000	228,000
Tenant and other receivables, net	1,808,000	1,462,000	481,000
Deferred costs and other assets	1,948,000	554,000	338,000
Restricted cash	3,873,000	2,942,000	364,00
Goodwill	5,965,000	5,329,000	1,141,000

Total assets	$192,188,000	$170,356,000	$58,340,000

For the years ended December 31, 2011 and 2010, due to acquisitions in our senior living operations segment, we recorded approximately $0.6 million and $4.2 million, respectively, of goodwill. As of December 31, 2011 and 2010, goodwill had a balance of approximately $6.0 million and $5.3 million, respectively, all related to senior living operations segment.

13. Notes Payable

Notes payable were $100.0 million and $80.8 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.50% per annum and a weighted-average effective interest rate of 5.91% per annum. As of December 31, 2011, we had $32.7 million of fixed rate debt, or 33% of notes payable, at a weighted average interest rate of 6.01% per annum and $67.4 million of variable rate debt, or 67% of notes payable, at a weighted average interest rate of 5.86% per annum. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 6.50% per annum and a weighted average effective interest rate of 6.36% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. We were in compliance with all such covenants and requirements as of December 31, 2011.

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of December 31, 2011(1)	Outstanding Principal Balance as of December 31, 2010(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,440,000	$13,586,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,793,000	$9,904,000	December 16, 2019
Greentree (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,832,000	—	July 31, 2012
Forestview Manor (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,935,000	—	July 31, 2012
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR + 3.25%	$7,441,000	$7,530,000	December 22, 2016
Hedgcoxe Health Plaza (4)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$5,060,000	July 31, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,136,000	$7,336,000	January 5, 2015
Oakleaf Village Portfolio	(2)	(2)	$17,644,000	$17,849,000	April 30, 2015
Oakleaf Village at Lexington	—	—	—	—	—
Oakleaf Village at Greenville	—	—	—	—	—
River’s Edge of Yardley (6)	Interest Only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	$2,500,000	July 31, 2012
Rome LTACH Project	Month 1-24 Interest-only Month 25 on Principal and interest at a 25-year amortization rate	1Mo LIBOR + 3.00% with a 6.15% floor	$10,922,000	$8,588,000	December 18, 2012
Littleton Specialty Rehabilitation Facility	Month 1-18 Interest-only Month 19 on Principal and interest at a 20-year amortization rate	6.0% fixed	$3,159,000	$1,000	December 22, 2015
The Oaks Bradenton	(3)	(3)	$2,697,000	$2,738,000	May 1, 2014
Terrace at Mountain Creek	Month 1-24 interest only. Month 25 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.50% with a 5.5% floor	$5,700,000	$5,700,000	September 1, 2013
Woodland Terrace at the Oaks	Month 1-22 interest only. Month 23 to 36 Principal and interests at a 25-year amortization rate	3Mo LIBOR + 3.75% with a floor of 5.75%	$5,800,000	$—	May 1, 2014

			$100,059,000	$80,792,000

(1)	As of December 31, 2011 and December 31, 2010, all notes payable are secured by the underlying real estate.

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

(4)

In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. The initial term of the credit facility was 24 months, maturing on November 18, 2012, and could be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility was a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The amount outstanding under the credit facility was $16.3 million and $7.6 million at December 31, 2011 and December 31, 2010, respectively. The facility included a financial covenant requiring us to raise at least $20.0 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20.0 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, the Company successfully negotiated the terms of a modification to the credit facility. KeyBank agreed to remove the covenant and revise the maturity date to July 31, 2012, which can be extended to October 30, 2012 subject to satisfaction of certain conditions, including payment of an extension fee. The credit facility was further modified to limit the outstanding balance to the current balance outstanding, impose additional monthly reporting covenants and require the establishment of tax and insurance impound accounts. The credit facility is secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the credit facility. The interest rate for this credit facility is one-month LIBOR plus a margin of 400 basis points, with a floor of LIBOR plus 200 basis points. The original credit facility required payment of a fee of up to 25 basis points related to unused credit available to us under the credit facility. As a result of the modification, this fee is no longer applicable. We are entitled to prepay the obligations at any time without penalty. Financing fees associated with this modification were insignificant and were incurred primarily during the third quarter of 2011.

The principal payments due on our notes payable as of December 31, 2011 for each of the next five years are as follows:

Year	Principal Amount
2012	$28,466,000
2013	$6,640,000
2014	$8,865,000
2015	$27,015,000
2016 and thereafter	$29,072,000

Interest Expense and Deferred Financing Cost

The following table sets forth our gross interest expense and deferred financing cost amortization for the years ended December 31, 2011, 2010 and 2009. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	For the Years Ended December 31,
	2011	2010	2009
Total interest costs incurred	$6,428000	$2,606,000	$1,053,000
Capitalized interest expense and deferred financing cost amortization	(32,000)	(233,000)	—

Interest Expense	$6.396,000	$2,373,000	$1,053,000

As of December 31, 2011 and December 31, 2010, our net deferred financing costs were $1.1 million and $1.4 million, respectively. All deferred financing costs are capitalized and amortized over the life of the loan agreements.

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

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$10,876,000	$10,836,000	$10,699,000	$9,585,000
Expenses	10,004,000	10,573,000	10,780,000	9,771,000

Income (Loss) from operations	$871,000	$263,000	$(81,000)	$(186,000)
Net loss	$(782,000)	$(1,373,000)	$(1,682,000)	$(1,658,000)
Noncontrolling interest	(133,000)	20,000	16,000	(65,000)

Net loss attributable to common stockholders	$(649,000)	$(1,393,000)	$(1,698,000)	$(1,593,000)
Net loss per common share attributable to common stockholders — basic and diluted	$(.05)	$(0.11)	$(0.13)	$(0.13)
Weighted average shares	12,944,243	12,985,804	13,004,904	12,207,623

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$5,754,000	$4,955,000	$4,071,000	$3,042,000
Expenses	7,165,000	5,928,000	5,160,000	3,651,000

Loss from operations	$(1,411,000)	$(973,000)	$(1,089,000)	$(609,000)
Net loss	$(2,254,000)	$(1,648,000)	$(1,626,000)	$(943,000)
Noncontrolling interest	34,000	40,000	82,000	(4,000)

Net loss attributable to common stockholders	$(2,220,000)	$(1,608,000)	$(1,544,000)	$(947,000)
Net loss per common share attributable to common stockholders — basic and diluted	$(0.21)	$(0.18)	$(0.22)	$(0.17)
Weighted average shares	10,518,801	8,782,378	7,099,586	5,414,179

16. Business Combinations

We completed two property acquisitions during 2011. On January 14, 2011, through a wholly-owned subsidiary, we purchased the assets of an assisted-living property, Forestview Manor, from 153 Parade Road, LLC, for $10.8 million. The acquisition was funded by our revolving credit facility from Key Bank National Association and with proceeds from our initial public offering. On April 14, 2011, through a wholly-owned subsidiary, we purchased an assisted-living property, Sunrise of Allentown, from an affiliate of Sunrise Senior Living, Inc., for $9.0 million. The property has been rebranded as Woodland Terrace at the Oaks Senior Living. The acquisition of Woodland Terrace was funded with proceeds from our public offerings and a mortgage loan from an unaffiliated lender, post-closing.

The following summary provides the allocation of the acquired assets and liabilities of Forestview Manor and Sunrise of Allentown (the “2011 Acquisitions”) as of the respective dates of acquisitions. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements.

	Forestview Manor	Sunrise of Allentown
Land	$1,320,000	$1,000,000
Buildings & improvements	8,035,000	7,148,000
Site improvements	1,040,000	350,000
Furniture & fixtures	350,000	220,000
Other intangible assets	—	90,000
In-place lease value	960,000	500,000
Goodwill	277,000	445,000

Real estate acquisitions	$11,982,000	$9,753,000

Acquisition expenses	$160,000	$142,000

The Company recorded revenues and net losses for the year ended December 31, 2011 of approximately $5.7 million and $1.2million, respectively, related to the 2011 Acquisitions. The following unaudited pro forma information for the years ended December 31, 2011 and 2010 has been prepared to reflect the incremental effect of the 2011 Acquisitions as if such acquisitions had occurred on January 1, 2010.

	Year ended December 31, 2011	Year ended December 31, 2010
Revenues	$42,973,000	$29,311,000
Net loss	$(5,675,000)	$(7,030,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.45)	$(0.65)

For the year ended December 31, 2011, acquisition-related costs of $0.3 million were excluded from pro forma net loss.

We completed six property acquisitions during 2010. The following summary provides the allocation of the acquired assets and liabilities of Forestview and Oakleaf at Greenville and Oakleaf at Lexington, together as Oakleaf Village, Global Rehab Inpatient Facility, Terrace at Mountain Creek, Hedgcoxe Health Plaza, Carriage Court of Hilliard, and River’s Edge of Yardley (the “2010 Acquisitions”) as of the respective acquisition dates. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The detail of the purchase price of the six acquired properties:

	Oakleaf Village	Global Rehab Inpatient Facility	Terrace at Mountain Creek		River’s Edge of Yardley	Carriage Court of Hilliard	Hedgcoxe Health Plaza	Total
Land	$3,118,000	$2,004,000	$1,880,000		$860,000	$1,580,000	$1,580,000	$11,022,000
Buildings & improvements	20,039,000	10,088,000	5,901,000		2,690,000	11,690,000	5,809,000	56,217,000
Site improvements	499,000	280,000	169,000		320,000	490,000	330,000	2,088,000
Furniture & fixtures	515,000	—	160,000		190,000	840,000	—	1,705,000
Tenant Improvements	—	—	—		—	—	249,000	249,000
Intangible assets	1,811,000	2,378,000	840,000		370,000	260,000	754,000	6,413,000
Other assets	—	—	98,000		—	736,000	289,000	1,123,000
Note payable assumed	(12,902,000)	—	—		—	(13,586,000)	—	(26,488,000)
Security deposits and other liabilities	—	—	(1,077,000	(1)	—	(172,000)	(49,000)	(1,298,000)
Assets contributed by noncontrolling interest	(1,880,000)	—	—		—	—	—	(1,880,000)
Goodwill	1,018,000	—	550,000		70,000	2,549,000	—	4,187,000

Real estate acquisitions	$12,218,000	$14,750,000	$8,521,000		$4,500,000	$4,387,000	$8,962,000	$53,338,000
Acquisition expenses	$364,000	$98,000	$194,000		$109,000	$86,000	$62,000	$913,000

(1)	The facility was purchased, from an affiliate of Wilkinson Real Estate, a non-related party, for a purchase price of approximately $8.5 million. The acquisition includes a $1.0 million earn-out provision. Wilkinson Real Estate may exercise the earn-out provision at any point during the first three years after closing. The earn out amount value will be calculated based on the excess of trailing six month net operating income, capped at 10%, over the purchase price.

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

	Year ended	Year ended
	December 31, 2010	December 31, 2009
Revenues	$29,311,000	$27,252,000
Net loss	$(7,030,000)	$(5,829,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.65)	$(0.66)

Pro forma net loss for the year ended December 31, 2010 was adjusted to include $302 million of acquisition-related costs incurred for the 2011 acquisitions.

17. Subsequent Events

Other than the advisory agreement with Sentio Investments, LLC, discussed in footnote 1, that became effective January 1, 2012, and the payment of the Greentree earnout indicated in note 1 to the table in footnote 4, there were no reportable subsequent events.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$—	$11,000	$(11,000)	$—

Year Ended December 31, 2010:
Allowance for doubtful accounts	$—	$35,000	$—	$35,000

Year Ended December 31, 2011:
Allowance for doubtful accounts	$35,000	$1,671,000	$(1,630,000)	$76,000

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount Invested						Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrances	Land	Building & Improv.		Land	Building and Improv.	Total	Accumulated Depreciation	Date of Construct	Date Acquired
Caruth Haven Court Highland Park, TX	$9,793,000	$4,256,000	$13,986,000	$188,000	$4,256,000	$14,186,000	$18,442,000	$1,142,000	1999	01/22/09	39 years
The Oaks Bradenton Bradenton, FL	2,698,000	390,000	2,818,000	1,000	390,000	2,820,000	3,210,000	203,000	1996	05/01/09	39 years
GreenTree Columbus, IN	2,833,000	714,000	3,717,000	17,000	714,000	3,740,000	4,454,000	201,000	1998	12/30/09	39 years
Mesa Vista Inn Health Center San

Antonio, TX	7,137,000	2,010,000	10,430,000	—	2,010,000	10,431,000	12,441,000	549,000	2008	12/31/09	39 years
Rome LTACH Project	10,922,000	—	—	—	—	14,399,000	14,399,000	502,000		01/12/10	—
Oakleaf Village Portfolio
Oakleaf Village at Lexington	9,477,000	1,767,000	10,768,000	3,000	1,767,000	10,775,000	12,542,000	479,000	1999	04/30/10	39 years
Oakleaf Village at Greenville	8,167,000	1,351,000	9,770,000	4,000	1,351,000	9,778,000	11,129,000	437,000	2001	04/30/10	39 years
Global Rehab Inpatient Rehab Facility	7,441,000	2,004,000	10,368,000	—	2,004,000	10,368,000	12,372,000	381,000	2008	08/19/10	39 years
Terrace at Mountain Creek	5,700,000	1,950,000	6,295,000	—	1,880,000	6,206,000	8,086,,000	224,000	1995	09/03/10	39 years
Specialty Rehabilitation Facility Project	3,156,000	557,000	—	—	557,000	—	557,000	—	—	12/15/10	—
Hedgcoxe	5,060,000	1,580,000	6,388,000	—	1,580,000	6,454,000	8,034,000	213,000	2008	12/22/10	38 years
River’s Edge of Yardley	2,500,000	860,000	3,010,000	—	860,000	3,178,000	4,038,000	97,000	1996	12/22/10	25 years
Carriage Court of Hilliard	13,440,000	1,580,000	12,180,000	—	1,580,000	12,221,000	13,801,000	342,000	1998	12/22/10	31 years
Forestview Manor	5,935,000	1,320,000	8,035,000	—	1,320,000	8,035,000	9,355,000	239,000		1/14/11	39 years
Woodland Terrace	5,800,000	1,000,000	7,148,000	—	1,000,000	7,148,000	8,148,000	146,000		4/14/11	39 years

Totals	$100,059,000	$21,339,000	$104,914,000	$213,000	$21,269,000	$119,739,000	$141,008,000	$5,155,000

(a)	The changes in total real estate for the three years ended December 31, 2011 are as follows.

	$000,000,000,00	$000,000,000,00
	Cost	Accumulated Depreciation
Balance at December 31, 2009	$31,045,000	$405,000
2010 Acquisitions	58,553,000	555,000
2010 Additions	121,000	826,000

Balance at December 31, 2010	$89,719,000	$1,786,000
2011 Acquisitions	17,503,000	385,000
2011 Additions	12,517,000	2,983,000

Balance at December 31, 2011	$119,739 ,000	$5,155,000

(b)	For federal income tax purposes, the aggregate cost of our fifteen properties is approximately $121.7 million.

86

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ SHARON C. KAISER
SHARON C. KAISER
Chief Financial Officer, Treasurer and Secretary
Date: March 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2012.

Name	Title

/s/ John Mark Ramsey	President, Chief Executive Officer and Director
John Mark Ramsey	(Principal Executive Officer)

/s/ Sharon C. Kaiser	Chief Financial Officer Treasurer and Secretary
Sharon C. Kaiser	(Principal Financial and Accounting Officer)

/s/ Steven M. Pearson	Director
Steven M. Pearson

/s/ James M. Skorheim	Director
James M. Skorheim

/s/ Barry A. Chase	Director
Barry A. Chase

/s/ William Bloomer	Director
William Bloomer

/s/ Romeo Cefalo	Director
Romeo Cefalo

/s/ Ronald Shuck	Director
Ronald Shuck

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (filed herewith).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

3.3	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Form of Advisory Agreement (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-139704) filed on July 16, 2007 (“Pre-Effective Amendment No. 3”)).

10.2	Omnibus Agreement dated as of July 29, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 4, 2011).

10.3	Sub-Advisory Agreement dated as of May 19, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed August 4, 2011).

10.4	Advisory Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 22, 2011).

10.5	Form of Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-11 (333-168013) filed on July 7, 2010).

10.6	Form of Participating Broker Agreement, incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-11 (333-168013) filed on July 7, 2010).

10.7	Indemnification Agreement dated October 21, 2011 by and between the Company and Sharon C. Kaiser. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011).

10.8	Indemnification Agreement dated October 21, 2011 by and between the Company and William A. Bloomer. (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011).

10.9	Indemnification Agreement dated October 21, 2011 by and between the Company and Romeo R. Cefalo. (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011).

10.10

Indemnification Agreement dated October 21, 2011 by and between the Company and Barry A. Chase. (incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended

September 30, 2011).

10.11	Indemnification Agreement dated October 21, 2011 by and between the Company and Steven M. Pearson. (incorporated by reference to Exhibit 10.8 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011).

10.12

Indemnification Agreement dated October 21, 2011 by and between the Company and Ronald Shuck. (incorporated by reference to Exhibit 10.9 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended

September 30, 2011).

10.13	Indemnification Agreement dated October 21, 2011 by and between the Company and James M. Skorheim. (incorporated by reference to Exhibit 10.10 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011).

10.14	Form of Employee and Director Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 3).

10.15	Second Amendment and Waiver dated as of August 1, 2011 to Credit Agreement dated as of November 19, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 4, 2011).

14.1	Code of Business Conduct and Ethics (filed herewith).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections