Form 10-Q
period 2012-03-31
Sentio Healthcare Properties Inc
filed 2012-05-11
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53969

SENTIO HEALTHCARE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-5721212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

189 South Orange Avenue, Suite 1700, Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

407-999-7679

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 9, 2012, there were 12,874,401 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$27,063,000	$28,258,000
Investments in real estate:
Land	21,270,000	21,270,000
Buildings and improvements, net	113,805,000	114,584,000
Furniture, fixtures and equipment, net	2,432,000	2,562,000
Development costs and construction in progress	6,437,000	5,218,000
Intangible lease assets, net	5,054,000	5,581,000

	148,998,000	149,215,000
Deferred financing costs, net	1,109,000	1,121,000
Tenant and other receivables, net	2,073,000	1,808,000
Restricted cash	3,324,000	3,873,000
Deferred costs and other assets	1,988,000	1,948,000
Goodwill	5,965,000	5,965,000

Total assets	$190,520,000	$192,188,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,931,000	$100,059,000
Accounts payable and accrued liabilities	6,430,000	7,683,000
Prepaid rent and security deposits	1,775,000	1,740,000
Distributions payable	801,000	814,000

Total liabilities	109,937,000	110,296,000
Commitments and contingencies (Note 13)
Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized; no shares were issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,883,604 and 12,916,612 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	129,000	129,000
Additional paid-in capital	95,412,000	96,542,000
Accumulated deficit	(17,303,000)	(17,054,000)

Total stockholders’ equity	78,238,000	79,617,000
Noncontrolling interests	2,345,000	2,275,000

Total equity	80,583,000	81,892,000

Total liabilities and equity	$190,520,000	$192,188,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental revenues	$8,361,000	$7,560,000
Resident services and fee income	2,277,000	1,702,000
Tenant reimbursements and other income	465,000	323,000

	11,103,000	9,585,000
Expenses:
Property operating and maintenance expenses	6,604,000	5,688,000
General and administrative expenses	835,000	664,000
Asset management fees and expenses	481,000	431,000
Real estate acquisition costs and earn out costs	112,000	1,127,000
Depreciation and amortization	1,588,000	1,861,000

	9,620,000	9,771,000

Income/(loss) from operations	1,483,000	(186,000)
Other income (expense):
Interest income	4,000	4,000
Interest expense	(1,636,000)	(1,476,000)

Net loss	(149,000)	(1,658,000)
Less: Net income (loss) attributable to the noncontrolling interests	100,000	(65,000)

Net loss attributable to common stockholders	$(249,000)	$(1,593,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.13)

Weighted average number of common shares	12,891,895	12,207,623

Distribution declared, per common share	$0.06	$0.19

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$2,275,000	$81,892,000
Redeemed shares	(33,008)		(329,000)		(329,000)		(329,000)
Distributions	—	—	(801,000)	—	(801,000)	(30,000)	(831,000)
Net (loss) income				(249,000)	(249,000)	100,000	(149,000)

Balance — March 31, 2012	12,883,604	$129,000	$95,412,000	$(17,303,000)	$78,238,000	$2,345,000	$80,583,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2010	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$2,782,000	$82,764,000
Issuance of common stock	1,278,151	13,000	12,682,000	—	12,695,000	—	12,695,000
Redeemed shares	(43,790)	(1,000)	(409,000)	—	(410,000)	—	(410,000)
Offering costs	—	—	(1,539,000)	—	(1,539,000)	—	(1.539,000)
Distributions	—	—	(2,276,000)	—	(2,276,000)	(13,000)	(2,289,000)
Net (loss)	—	—	—	(1,593,000)	(1,593,000)	(65,000)	(1,658,000)

Balance — March 31, 2011	12,827,244	$128,000	$100,046,000	$(13,315,000)	$86,859,000	$2,704,000	$89,563,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(149,000)	$(1,658,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	136,000	154,000
Depreciation and amortization	1,588,000	1,861,000
Straight-line rent amortization	(225,000)	(200,000)
Real estate earn out costs	110,000	521,000
Bad debt expense	10,000	1,630,000
Change in deferred taxes	(191,000)	(572,000)
Change in operating assets and liabilities:
Tenant and other receivables	(49,000)	34,000
Prepaid expenses and other assets	150,000	(159,000)
Restricted cash	549,000	264,000
Prepaid rent and tenant security deposits	35,000	276,000
Payable to related parties	—	(38,000)
Receivable from related parties	—	(1,630,000)
Accounts payable and accrued liabilities	(420,000)	1,100,000

Net cash provided by operating activities	1,544,000	1,583,000

Cash flows from investing activities:
Real estate acquisitions	—	(10,750,000)
Additions to real estate	(153,000)	(179,000)
Restricted cash	—	(146,000)
Development of real estate	(1,173,000)	(779,000)
Acquisition deposits	—	(170,000)

Net cash used in investing activities	(1,326,000)	(12,024,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,609,000
Redeemed shares	(329,000)	(410,000)
Proceeds from notes payable	1,138,000	10,302,000
Repayments of notes payable	(266,000)	(209,000)
Offering costs	—	(1,565,000)
Deferred financing costs	(132,000)	(50,000)
Payment of real estate earn out costs	(980,000)	—
Distributions paid to stockholders	(814,000)	(1,105,000)
Distributions paid to noncontrolling interests	(30,000)	(13,000)

Net cash (used in)/provided by financing activities	(1,413,000)	18,559,000

Net (decrease)/increase in cash and cash equivalents	(1,195,000)	8,118,000
Cash and cash equivalents — beginning of period	28,258,000	29,819,000

Cash and cash equivalents — end of period	$27,063,000	$37,937,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,557,000	$1,260,000
Cash paid for income taxes	104,000	—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	801,000	807,000
Accrued construction in progress	634,000	—
Distribution reinvested	—	1,086,000
Capitalized interest	—	19,000
Accrued promote monetization liability	—	2,018,000
Deferred financing amortization capitalized to real estate	—	12,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(UNAUDITED)

1. Organization

Sentio Healthcare Properties, Inc. (formerly known as Cornerstone Healthcare Plus REIT, Inc.), a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. Effective January 1, 2012, subject to certain restrictions and limitations, our business is managed by Sentio Investments, LLC, a Florida limited liability company that was formed on December 20, 2011 (the Advisor”). Sentio Investments, LLC is a newly formed company controlled by John Mark Ramsey, our Chief Executive Officer and formerly an owner of our prior sub-advisor, Servant Healthcare Investments, LLC. Prior to January 1, 2012, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006, was our advisor (the “Prior Advisor”).

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

For federal income tax purposes, we have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2008. REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of HC Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies will have direct control of the daily operations of these assisted-living properties.

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

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan. As of March 31, 2012, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had suspended its analysis of strategic alternatives for the Company and concluded that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value. In particular, the Company will focus on portfolio performance, identifying investment and financing opportunities, implementing operational efficiencies and the potential for growth in the future. As of March 31, 2012, sales pursuant to our follow-on offering remained suspended.

3. Summary of Significant Accounting Policies

For more information regarding our critical accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

As of March 31, 2012, the Company had no components of other comprehensive income.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2011 Annual Report on Form 10-K, as filed with the SEC.

Fair Value of Financial Instruments and Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have an impact on the Company’s consolidated financial position or results of operations. The impact on the Company’s disclosures was not material.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, including accrued promote liabilities, distributions payable, and notes payable. With the exception of accrued promote liabilities and notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1. Tenant and other receivables, security deposits and accounts payable and accrued liabilities (except for the accrued promote liabilities) are classified as Level 2.

The fair market value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and are classified as Level 2. As of March 31, 2012 and December 31, 2011, the fair value of notes payable was $101.6 million and $101.1 million, compared to the carrying values of $100.9 million and $100.0 million, respectively.

The fair value of accrued promote liabilities is estimated using projected operating results and capitalization rates and discount rates that are derived from market data and other inputs from comparable properties and transactions (see Note 5). Accordingly, we consider promote liabilities to be Level 3. For the first quarter of 2012, the additional promote liability amount was a calculated value agreed upon with the partner to whom the payment was made in April 2012. The following is a reconciliation of activity for Level 3 liabilities:

Balance December 31, 2011	$2,933,000
Total (losses)/gains included in earnings for changes in net assets	(95,000)

Balance March 31, 2012	$3,028,000

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2012.

4. Investment in Real Estate

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet		Purchase Price	March 31, 2012 Debt	March 31, 2012 % Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647		$20,500,000	$9,764,000	95%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172		$4,500,000	$2,687,000	100%
GreenTree at Westwood (1)	Columbus, IN	12/30/09	50,249		$5,150,000	$2,832,000	100%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525		$13,000,000	$7,085,000	100%
Rome LTACH Project	Rome, GA	01/12/10	52,944		(2)	$10,861,000	100%
Oakleaf Village Portfolio
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	67,000		$14,512,000	$9,448,000	84%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	65,000		$12,488,000	$8,143,000	72%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,828		$14,800,000	$7,418,000	100%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643		$8,500,000	$5,700,000	90%
Littleton Specialty Rehabilitation Facility	Littleton, CO	12/16/10	26,808	(4)	(5)	$4,296,000	—
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184		$17,500,000	$13,402,000	96%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109		$9,094,000	$5,060,000	100%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146		$4,500,000	$2,500,000	99%
Forestview Manor	Meredith, NH	01/14/11	34,270		$10,750,000	$5,935,000	98%
Woodland Terrace	Allentown, PA	04/14/11	50,400		$9,000,000	$5,800,000	73%

(1)

The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of December 31, 2011 and an earn-out payment of approximately $1.0 million was made in January of 2012. For the three months ended March 31, 2012 and 2011, expense of $0 and approximately $0.3 million related to the increased earn-out liability associated with the earn-out payment have been included in the condensed consolidated statements of operations under real estate acquisition costs and earn-out costs.

(2)

Rome LTACH, a development project, was completed in February 2011 and its first tenant moved in on February 1, 2011. As of March 31, 2012 the real estate assets costs for the property were $16.2 million. We are obligated to monetize a portion of our partner’s interest in the appreciation of value in this joint venture. Refer to Note 5 for more information on the project’s promote monetization feature and the purchase of our partners’ interests in this project in April 2012.

(3)

The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of March 31, 2011. During the first quarter of 2011, we received an earn-out request from seller and we made an earn-out payment in the amount of $1.0 million during the second quarter of 2011.

(4)	Represents estimated gross square footage upon completion of development.
(5)	As of March 31, 2012, a total of approximately $1.6 million had been invested in this project.

As of March 31, 2012, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Development costs and construction in progress	Intangible lease assets
Cost	$21,270,000	$119,841,000	$3,629,000	$6,437,000	$12,444,000
Accumulated depreciation and amortization	—	(6,036,000)	(1,197,000)	—	(7,390,000)

Net	$21,270,000	$113,805,000	$2,432,000	$6,437,000	$5,054,000

As of December 31, 2011, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Development costs and construction in progress	Intangible lease assets
Cost	$21,270,000	$119,739,000	$3,578,000	$5,218,000	$12,444,000
Accumulated depreciation and amortization	—	(5,155,000)	(1,016,000)	—	(6,863,000)

Net	$21,270,000	$114,584,000	$2,562,000	$5,218,000	$5,581,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended March 31, 2012 and 2011 was approximately $1.0 million and $0.9 million, respectively. Amortization associated with the intangible assets for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.9 million, respectively. Estimated amortization for April 1, 2012 through December 31, 2012 and each of the subsequent years is as follows:

Intangible assets
April 2012 — December 2012	$823,000
2013	$416,000
2014	$356,000
2015	$356,000
2016	$355,000
2017	$354,000
2018 and thereafter	$2,395,000

The estimated useful lives for intangible assets range from approximately one to twenty years. As of March 31, 2012, the weighted-average amortization period for intangible assets was 12.4 years.

5. Investments in Consolidated Joint Ventures

Oakleaf Joint Venture

On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). The Oakleaf Joint Venture owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of March 31, 2012, total net assets related to Oakleaf Joint Venture were approximately $8.3 million, which includes approximately $24.0 million of real estate assets and total liabilities were approximately $18.1 million, which includes an approximately $17.6 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.

Rome LTACH Project

On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed approximately $2.7 million of capital to acquire a 75.0% limited partnership interest in Rome LTH Partners, LP (Rome LTH). Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our Prior Advisor, contributed approximately $0.5 million of capital to acquire a 15.0% limited partnership interest in Rome LTH. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.3 million to acquire an aggregate 9.5% limited partnership interest in Rome LTH. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Rome LTH. As of both March 31, 2012 and December 31, 2011, we owned a 75.0% limited partnership interest in Rome LTH.

The terms of the Rome LTH operating agreement included provisions obligating us to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. The obligation was exercisable by our partners at their sole discretion between years two and four of the joint ventures. In February 2011, the construction of the free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia was completed. In March 31, 2011, we determined that payments under the promote obligation were probable; accordingly, we recorded approximately $2.2 million with respect to the monetized feature. The amount to be paid upon monetization was based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity. Of the $2.2 million recorded in the first quarter of 2011, we capitalized approximately $2.0 million which amount is included in the intangible lease assets ($1.8 million) and building and improvements ($0.2 million), and expensed approximately $0.2 million which was included in real estate acquisition costs and earn out costs of our condensed consolidated statement of operations during the quarter ended March 31, 2011.

The liability associated with the promote feature is adjusted to estimated fair value as of each reporting period based on an agreed upon property value derived using an income approach primarily utilizing Level 3 inputs. This approach estimates fair value based on estimates of fair value of the property as if the partners’ promote interest was redeemed at each reporting period end and calculated based on the expected promote interest pay-out, which includes estimates for preferred returns, debt repayment and a return of partners’ capital. The fair value of the property includes estimates for expected future cash flows and requires us to estimate, among other things, risk-adjusted rate of return and capitalization rates and the number of years the property would be held for investment from a market participant perspective. Level 3 inputs utilized in the valuation as of March 31, 2012 and December 31, 2011 included a capitalization rate of 8.7% and a risk-adjusted rate of return of 10%. A change in any one or more of these factors could materially impact the fair value of the liability. As of March 31, 2012 and December 31, 2011, we estimated the fair value of the redemption feature at $2.5 million and $2.4 million, respectively, based on a property value derived based on the Level 3 inputs described above and agreed upon by the partners.

As of March 31, 2012, total assets related to this project were $16.4 million, which includes $15.5 million of net real estate assets. Total liabilities were $14.1 million at March 31, 2012, which includes $10.9 million of secured mortgage debt.

In December 2011, The Cirrus Group notified us of their intended exercise of the promote monetization provisions of the Rome LTH operating agreement. On April 6, 2012, we entered into an agreement and acquired the interests of Cornerstone Private Equity Fund Operating Partnership, LP in the Rome LTH for $1.1 million. On April 12, 2012, we entered into an agreement and purchased the interests of The Cirrus Group in Rome LTH for $4.1 million, including payment of the promote amount. As of April 12, 2012, we owned 100% of Rome LTH. As a part of these transactions, we refinanced the Rome LTH property (See Note 10). The acquisition of interests was funded by approximately $2.6 million of equity raised in our offerings and $2.6 million of excess refinancing proceeds.

Littleton Specialty Rehabilitation Facility

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute approximately $1.6 million of capital to acquire a 90.0% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of March 31, 2012 and December 31, 2011, we owned a 90.0% of limited partnership interest in Littleton Med Partners, LP.

Under the terms of this joint venture, we may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint ventures. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equities. As of March 31, 2012, the specialty rehabilitation facility in Littleton, CO had not yet completed construction, and we believe that payments under these obligations, while reasonably possible are not probable, accordingly, we have not recognized these obligations in our March 31, 2012 consolidated financial statements. As of the date of this report, the amount of contingent liability with respect to the monetization feature is estimated to range from $0.2 million and $1.1 million.

6. Allowance for Doubtful Accounts

As of both March 31, 2012 and December 31, 2011, we had recorded $85,000 and $76,000, respectively, as allowances for doubtful accounts related to tenants and other receivables.

7. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that includes provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. As of March 31, 2012, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. We believe this risk is not significant.

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

Our senior living operations segment accounted for approximately 83.3% and 83.6% of total revenues for the three months ended March 31, 2012 and 2011, respectively. The following table provides information about our senior living operation segment concentration for the three months ended March 31, 2012:

Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Good Neighbor Care	31.8%	26.5%
Royal Senior Care	19.0%	15.8%
Woodbine Senior Living	20.8%	17.4%
12 Oaks Senior Living	17.9%	14.9%
Provision Living	5.5%	4.6%
Legend Senior Living	5.0%	4.1%

	100.0%	83.3%

Our triple-net leased segment accounted for approximately 14.2% and 13.7% of total revenues for the three months ended March 31, 2012 and 2011, respectively. The following table provides information about our triple-net leased segment for the year ended March 31, 2012:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Babcock PM Management	31.6%	4.5%
Global Rehab Hospitals	29.1%	4.1%
The Specialty Hospital	31.4%	4.5%
Floyd Healthcare Management	7.9%	1.1%

	100.0%	14.2%

Our medical office building segment accounted for approximately 2.5% and 2.7% of total revenues for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, we owned 15 properties, geographically located in ten states. The following table provides information about our geographic risks by operating segment for the three months ended March 31, 2012:

State	Percentage of Segment Revenues	Percentage of Total Revenues
Senior living operations
South Carolina	19.0%	15.8%
Texas	17.9%	14.9%
Ohio	13.0%	10.9%
Pennsylvania	17.6%	14.6%
New Hampshire	11.3%	9.4%
Tennessee	10.8%	9.0%
Indiana	5.5%	4.6%
Florida	4.9%	4.1%
Triple net leased properties
Texas	60.8%	8.6%
Georgia	39.2%	5.6%
Colorado (1)	0.0%	0.0%
Medical office building
Texas	100.0%	2.5%

(1)	Under construction as of March 31, 2012

8. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of March 31, 2012, we had acquired ten assisted-living facilities and formed ten wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

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

The TRS recognized deferred benefits of a $0.2 million and $0.6 million for Federal and State income taxes in three months ended March 31, 2012 and 2011, respectively which have been recorded in general and administrative expenses. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Net deferred tax assets related to the TRS entities totaled approximately $1.3 million and $1.1 million at March 31, 2012 and December 31, 2011, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2012 as we have determined the future taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

9. Segment Reporting

As of March 31, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$6,826,000	$1,325,000	$210,000	$8,361,000
Resident services and fee income	2,277,000	—	—	2,277,000
Tenant reimbursements and other income	142,000	252,000	71,000	465,000

	$9,245,000	$1,577,000	$281,000	$11,103,000
Property operating and maintenance expenses	6,304,000	227,000	73,000	6,604,000

Net operating income	$2,941,000	$1,350,000	$208,000	$4,499,000

General and administrative expenses				835,000
Asset management fees and expenses				481,000
Real estate acquisition costs and earn out costs				112,000
Depreciation and amortization				1,588,000
Interest income				(4,000)
Interest expense				1,636,000

Net loss				$(149,000)
Net income attributable to the noncontrolling interests				100,000

Net loss attributable to common stockholders				$(249,000)

	For the three months ended March 31, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$6,200,000	$1,159,000	$201,000	$7,560,000
Resident services and fee income	1,702,000	—	—	1,702,000
Tenant reimbursements and other income	110,000	158,000	55,000	323,000

	$8,012,000	$1,317,000	$256,000	$9,585,000
Property operating and maintenance expenses	5,445,000	173,000	70,000	5,688,000

Net operating income	$2,567,000	$1,144,000	$186,000	$3,897,000

General and administrative expenses				664,000
Asset management fees and expenses				431,000
Real estate acquisition costs and earn out costs				1,127,000
Depreciation and amortization				1,861,000
Interest income				(4,000)
Interest expense				1,476,000

Net loss				$(1,658,000)
Net loss attributable to the noncontrolling interests				(65,000)

Net loss attributable to common stockholders				$(1,593,000)

The following table reconciles the segment activity to consolidated financial position as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Assets
Investment in real estate:
Senior living operations	$91,982,000	$92,975,000
Triple-net leased properties	48,609,000	47,754,000
Medical office building	8,407,000	8,486,000

Total reportable segments	$148,998,000	$149,215,000
Reconciliation to consolidated assets:
Cash and cash equivalents	27,063,000	28,258,000
Deferred financing costs, net	1,109,000	1,121,000
Tenant and other receivables, net	2,073,000	1,808,000
Deferred costs and other assets	1,988,000	1,948,000
Restricted cash	3,324,000	3,873,000
Goodwill	5,965,000	5,965,000

Total assets	$190,520,000	$192,188,000

As of March 31, 2012 and December 31, 2011, goodwill had a balance of approximately $6.0 million and $6.0 million, respectively, all related to senior living operations segment.

10. Notes Payable

Notes payable were approximately $101.0 million and $100.0 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.50% per annum and a weighted average effective interest rate of 5.90% per annum. As of March 31, 2012, we had $32.6 million of fixed rate debt, or approximately 32% of notes payable, at a weighted average interest rate of 6.01% per annum and $68.3 million of variable rate debt, or approximately 68% of notes payable, at a weighted average interest rate of 5.84% per annum. As of December 31, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.50% per annum and a weighted-average effective interest rate of 5.91% per annum. As of December 31, 2011, we had $32.7 million of fixed rate debt, or 33% of notes payable, at a weighted average interest rate of 6.01% per annum and $67.4 million of variable rate debt, or 67% of notes payable, at a weighted average interest rate of 5.86% per annum. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2012, we were in compliance with all such covenants and requirements.

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of March 31, 2012(1)	Outstanding Principal Balance as of December 31, 2011(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40% — fixed	$13,402,000	$13,440,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% — fixed	$9,764,000	$9,793,000	December 16, 2019
Greentree (4)	Interest only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,832,000	2,832,000	July 31, 2012
Forestview Manor (4)	Interest only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,935,000	5,935,000	July 31, 2012
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25% — fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR +3.25%	$7,418,000	$7,441,000	December 22, 2016
Hedgcoxe Health Plaza (4)	Interest only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$5,060,000	July 31, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50% — fixed	$7,085,000	$7,136,000	January 5, 2015
Oakleaf Village Portfolio (2)	Principal and interest at a 30-year amortization rate	5.45% plus the greater of 1% or the 3 month LIBOR	$17,591,000	$17,644,000	April 30, 2015
River’s Edge of Yardley (4)	Interest only	30-day LIBOR +4.00% with a 2% LIBOR floor	$2,500,000	$2,500,000	July 31, 2012
Rome LTACH Project (5)	Months 1-24 interest only, Month 25 to maturity, principal and interest at a 25-year amortization rate	1Mo LIBOR +3.00% with a 6.15% floor	$10,861,000	$10,922,000	December 18, 2012

Littleton Specialty Rehabilitation Facility	Months 1-18 interest only. Month 19 to maturity, principal and interest at a 20-year amortization rate	6.0% fixed	$4,296,000	$3,159,000	December 22, 2015
The Oaks Bradenton	Months 1-12 interest only. Month 13 to maturity principal and interest at a 25 year amortization rate.	(3)	$2,687,000	$2,697,000	May 1, 2014
Terrace at Mountain Creek	Months 1-24 interest only. Month 25 to maturity, principal and interests at a 25-year amortization rate	3Mo LIBOR +3.50% with a 5.5% floor	$5,700,000	$5,700,000	September 1, 2013
Woodland Terrace at the Oaks	Months 1-22 interest only. Month 23 to maturity principal and interests at a 25-year amortization rate	3Mo LIBOR +3.75% with a floor of 5.75%	$5,800,000	$5,800,000	May 1, 2014

			$100,931,000	$100,059,000

(1)	As of March 31, 2012 and December 31, 2011, all notes payable are secured by the underlying real estate.
(2)	The aggregate loan amount is composed of a restatement date balance of approximately $12.9 million outstanding with respect to a prior loan, and an additional amount of approximately $5.1 million disbursed on the closing date.
(3)	Of the total loan amount, $2.4 million bears a fixed interest rate of 6.25% per annum. The remaining $0.4 million bears a variable interest rate equivalent to the prevailing market certificate of deposit rate plus a 1.5% margin. Monthly payments for the first twelve months will be interest-only. Monthly payments beginning the thirteenth month will include interest and principal based on a 25-year amortization period.
(4)	In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. The initial term of the credit facility was 24 months, maturing on November 18, 2012, and could be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility was a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The amount outstanding under the credit facility was $16.3 million at March 31, 2012 and December 31, 2011. The facility included a financial covenant requiring us to raise at least $20.0 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20.0 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, the Company successfully negotiated the terms of a modification to the credit facility. KeyBank agreed to remove the covenant and revise the maturity date to July 31, 2012, which can be extended to October 30, 2012 subject to satisfaction of certain conditions, including payment of an extension fee. The credit facility was further modified to limit the outstanding balance to the current balance outstanding, impose additional monthly reporting covenants and require the establishment of tax and insurance impound accounts. The credit facility is secured by first priority liens on our eligible real property assets that make up the borrowing base (as such term is defined) for the credit facility. The interest rate for this credit facility is one-month LIBOR plus a margin of 400 basis points, with a floor of LIBOR plus 200 basis points. The original credit facility required payment of a fee of up to 25 basis points related to unused credit available to us under the credit facility. As a result of the modification, this fee is no longer applicable. We are entitled to prepay the obligations at any time without penalty. Financing fees associated with this modification were insignificant and were incurred primarily during the third quarter of 2011.

(5)	This loan was refinanced in April 2012 at a fixed rate of 4.5% for a five year term. Interest and principal payments at a 25 year amortization rate are payable monthly.

Principal payments due on our notes payable for April 1, 2012 to December 31, 2012 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2012 to December 31, 2012	$27,840,000
2013	$6,622,000
2014	$9,227,000
2015	$28,169,000
2016	$460,000
2017 and thereafter	$28,613,000

Interest Expense and Deferred Financing Cost

The following table sets forth our gross interest expense and deferred financing cost amortization for the three months ended March 31, 2012 and 2011. The capitalized amount is a cost of development and increases the carrying value of construction in progress.

	Three Months Ended March 31,
	2012	2011
Gross interest expense and deferred financing cost amortization	$1,760,000	$1,508,000
Capitalized interest expense and deferred financing cost amortization	(124,000)	(32,000)

Interest expense	$1,636,000	$1,476,000

As of March 31, 2012 and December 31, 2011, our net deferred financing costs were approximately $1.1 million and $1.1 million, respectively. All deferred amortized financing costs are capitalized and amortized over the life of the loan agreements.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2012, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds in our initial and follow-on public offering. As of March 31, 2011, including distributions reinvested, we had issued approximately 13.0 million shares of common stock for total gross proceeds of approximately $129.3 million in our initial public offering and follow-on public offering.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock at their election. We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of March 31, 2012 and December 31, 2011, approximately 551,000 shares had been issued under the distribution reinvestment plan.

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

The following are the distributions declared during the three months ended March 31, 2012 and 2011:

	Distribution Declared
Period	Cash	Reinvested	Total
First quarter 2011 (1)	$1,152,000	$1,124,000	$2,276,000
First quarter 2012	$801,000	$—	$801,000

(1)	Distributions declared represented a return of capital and taxable ordinary income for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the prior annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including March 31, 2012. Distributions are paid quarterly commencing with the third quarter distribution paid in October 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

From our inception in October 2006 through March 31, 2012, we declared aggregate distributions of $15.4 million and our cumulative net loss during the same period was $17.3 million.

Stock Repurchase Program

We adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being repurchased in connection with a stockholder’s death. Under our stock repurchase program, the repurchase price varies depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. . Our board of directors may modify our stock repurchase program so that we can repurchase stock using the proceeds from the sale of our real estate investments or other sources, however, we have no obligation to repurchase our stockholders’ shares Our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the repurchase price for our shares of stock, or suspend or terminate our stock repurchase program.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholder value. As a result, we suspended our stock repurchase program effective as of May 29, 2011. On December 22, 2011, our Board of Directors approved a net asset valuation of $9.02 per share, and revised the share repurchase price upon the death of a shareholder to this amount.

During the three months ended March 31, 2012, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	33,008	$9.98
February	—	$—
March	—	$—

33,008

During the three months ended March 31, 2011, we repurchased 43,790 shares pursuant to our stock repurchase program.

During the three months ended March 31, 2012, we received requests to have an aggregate of 40,008 shares repurchased pursuant to our stock repurchase program. Of these requests 7,000 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011.

12. Related Party Transactions

The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. We have an advisory agreement that entitles the Advisor to specified fees upon the provision of certain services to us, as well as reimbursement for organizational and offering costs incurred by the Advisor on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us. Effective January 1, 2012, Sentio Investments, LLC became our Advisor under a new advisory agreement (the “2012 Advisory Agreement”). On July 29, 2011, the Company executed the Omnibus Agreement, which provided for a number of significant changes to the Company’s Advisory Agreement with the Prior Advisor (the “2011 Advisory Agreement”). The 2012 Advisory Agreement and the 2011 Advisory Agreement are collectively referred to as the “Advisory Agreements”.

Advisory Agreements

Under the terms of the 2012 Advisory Agreement, the Advisor is required to use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The 2012 Advisory Agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties. The 2011 Advisory Agreement had similar provisions.

The fees and expense reimbursements payable to the Advisor and Prior Advisor (collectively, the “Advisors”) under the 2012 Advisory Agreement and the 2011 Advisory Agreement are described below.

Organizational and Offering Costs. Organizational and offering costs of our offerings paid by the Prior Advisor on our behalf were reimbursed to the Prior Advisor from the proceeds of our offerings. Organizational and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor is required to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings. As of March 31, 2012 and December 31, 2011, the Prior Advisor and its affiliates had incurred organizational and offering costs totaling approximately $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. Upon the execution of the Omnibus Agreement, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to Prior Advisor pursuant to the 2011 Advisory Agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our condensed consolidated balance sheet.

Acquisition Fees and Expenses. The 2012 Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 1.0% of the investments acquired, including any debt attributable to such investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. The 2011 Advisory Agreement required us to pay the Prior Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees were paid upon receipt of offering proceeds, and the balance were paid at the time we acquired a property. However, if the 2011 Advisory Agreement was terminated or not renewed, the Prior Advisor was obligated to return acquisition fees not yet allocated to one of our investments. In addition, we were required to reimburse the Prior Advisor for direct costs the Prior Advisor incurred and amounts the Prior Advisor paid to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months ended March 31, 2012 the Advisor earned no acquisition fees. For the three months ended March 31, 2011, the Prior Advisor earned approximately $0.3 million in acquisition fees. As of March 31, 2011, the amount of acquisition fees that had been paid to the Prior Advisor but not allocated to one of our investments was $0.9 million. That amount was expensed and included in real estate acquisition costs and earn out costs in our condensed consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.

Management Fees. The 2012 Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the greater of the of (i) the average GAAP basis book carrying value of such asset before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (or if such specified period is a single month, then the average of such values during such month), or (ii) an amount determined as follows: (A) if such property, loan, or other permitted investment has been appraised by an independent appraiser within the immediately preceding twelve month period, the appraised value of such property, loan, or other permitted investment, or (B) if such property, loan, or other permitted investment has not been appraised by an independent appraiser within the immediately preceding twelve month period, the estimated fair market value of such property, loan, or other permitted investment, as approved by the Independent Directors Committee. The value of each property, loan, or other permitted investment owned by a joint venture shall be the product of the Company’s pro rata ownership interest in such joint venture, multiplied by the greater of (i) the average GAAP basis book carrying value of such asset before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (or if such specified period is a single month, then the average of such values during such month), or (ii) an amount determined as follows: (A) if such property, loan, or other permitted investment has been appraised by an independent appraiser within the immediately preceding twelve month period, the appraised value of such property, loan, or other permitted Investment, or (B) if such property, loan, or other permitted investment has not been appraised by an independent appraiser within the immediately preceding twelve month period, the estimated fair market value of such property, loan, or other permitted investment, as approved by the Independent Directors Committee. These fees and expenses are in addition to management fees that we expect to pay to third party property managers.

The Prior Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis in book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP. In addition, we reimbursed the Prior Advisor for the direct and indirect costs and expenses incurred by the Prior Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf. These fees and expenses are in addition to management fees paid to third party property managers.

For the three months ended March 31, 2012, the Advisor earned approximately $0.5 million of management fees, and for the three months ended March 31, 2011, the Prior Advisor earned approximately $0.4 million of management fees. These fees were expensed. For the three months ended March 31, 2011, the Prior Advisor incurred $172,000 of direct and indirect costs and expenses, which are included in asset management fees and expensed in the condensed consolidated statement of operations.

Operating Expenses. The 2012 Advisory Agreement does not provide for the reimbursement of the Advisor’s direct or indirect costs of providing administrative services to us. Accordingly, there were no such charges for the three months ended March 31, 2012. The 2011 Advisory Agreement provided for reimbursement of the Prior Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months ended March 31, 2011, approximately $0.4 million of such costs were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations.

Consistent with limitations set forth in our charter, the Advisory Agreements further provide that, commencing four fiscal quarters after the acquisition of our first real estate asset, we shall not reimburse the Advisor at the end of any fiscal quarter management fees and expenses and operating expenses that, in the four consecutive fiscal quarters then ended exceed (the “Excess Amount”) the greater of 2% of our average invested assets or 25% of our net income for such year (the “2%/25% Guidelines”) unless the Independent Directors Committee of our board of directors determines that such excess was justified, based on unusual and nonrecurring factors which it deems sufficient. If the Independent Directors Committee does not approve such excess as being so justified, the advisory agreement requires that any Excess Amount paid to the Advisor during a fiscal quarter shall be repaid to the Company. In addition, our charter provides that, if the Independent Directors Committee does not determine that the Excess Amount is justified, the Advisor shall reimburse us the amount by which the aggregate annual expenses paid to the Advisor during the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines.

For the three months ended March 31, 2012, our management fees and expenses and operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. For the four quarters ended March 31, 2012, our management fees and expenses and operating expenses totaled $5.7 million. This amount exceeded the greater of 2% of our average invested assets and 25% of our net loss by $2.5 million. Our Independent Directors Committee determined that $2.1 million of the Excess Amount was justified as unusual and non-recurring due to recent exploration of strategic alternatives for the Company and transition to a new advisor. The remaining Excess Amount was forgiven by us through the Omnibus Agreement executed on July 29, 2011.

Disposition Fee. The 2012 Advisory Agreement provides that if the Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the Directors, including a majority of the Independent Directors Committee) in connection with the sale of one or more properties, other than a sale in connection with a transaction in which the Company sells, grants, transfers, conveys or relinquishes its ownership of all or substantially all of the Company’s assets, the Advisor or such Affiliate shall receive at the closing of such sale a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the Competitive Real Estate Commission for such property. Any disposition fee payable may be paid in addition to real estate commissions paid to non-Affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property.

Subordinated Participation Provisions. The Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

•

After we pay stockholders cumulative distributions equal to their invested capital plus a 7% cumulative, non-compounded return, the Advisor will be paid a subordinated participation in net sale or refinancing proceeds of 10%. Following a listing, this fee will no longer be payable.

•

Upon termination of the advisory agreement, other than for cause, the Advisor will receive the subordinated performance fee due upon termination in the form of a promissory note bearing simple interest at a rate of 5% per annum, in a principal amount equal to 10% the amount, if any, which the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total distributions (other than stock distributions) paid prior to termination of the advisory agreement exceeds the amount of invested capital plus annualized returns of 7%, less any prior payment to the Advisor of a subordinated share of cash from sales or refinancing’s.

•

In the event we list our stock for trading, the Advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds in an amount equal to 10% of the amount by which the market value of our common stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 7% less any prior payment to the Advisor of a subordinated share of cash from sales or refinancing’s.

Dealer Manager Agreements

Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Prior Advisor, was the dealer manager for our initial and follow-on public offerings, prior to the suspension of our follow-on offering on April 29, 2011. As such, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the primary offerings. PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the primary offerings. The 2011 Advisory Agreement required the Prior Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) are in excess of 13.5% of gross proceeds from our primary offerings. For the three months ended March 31, 2011, PCC earned sales commission and dealer manager fee of approximately $1.1 million. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

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

Forestview Manor
Land	$1,320,000
Buildings & improvements	6,803,000
Site improvements	1,040,000
Furniture & fixtures	350,000
Intangible assets	960,000
Goodwill	277,000

Real estate acquisition	$10,750,000

Acquisition expenses	$131,000

We did not complete any acquisitions during the first quarter of 2012. The following unaudited pro forma information for the three months ended March 31, 2011 has been prepared to reflect the incremental effect of the acquisition as if such acquisition had occurred on January 1, 2011.

Three months Ended March 31, 2011
Revenues	$9,783,000
Net Loss	$(1,594,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.13)

The Company recorded revenues and net income for the three months ended March 31, 2011 of approximately $0.8 million and $0.1 million, respectively, related to the acquisitions during the first quarter of 2011.

15. Subsequent Events

On April 2, 2012, through a wholly-owned subsidiary, we entered into joint venture with affiliates of Caddis Partners, an unaffiliated entity, and a group of unaffiliated physicians to acquire an on-campus medical office building the “Physicans Centers MOB” located in Bryan, Texas.

The Company contributed approximately $2.5 million of capital to acquire a 71.9% limited partnership interest in Bryan MOB Partners, L.P the (“Bryan LP”). Affiliates of Caddis Partners contributed an aggregate of approximately $0.35 million to acquire an aggregate 10.1% limited partnership interest in the Bryan LP and another affiliate of the Caddis Partners acts as the Bryan LP general partner, but does not own a partnership interest. The physician partners contributed approximately $0.625 million to acquire an 18.0% interest in Bryan LP. The Company’s equity investment in the joint venture was funded from proceeds from its public offerings.

The Physicans Centre MOB is a four-story medical office building constructed in 1999 and containing approximately 114,583 rentable square feet on 1.03 acres of land. Occupancy of the property was approximately 69% at acquisition. The aggregate acquisition cost of approximately $11.6 million includes approximately $0.8 million to fund tenant improvement and lease commission reserves to complete leasing of the property. The acquisition cost was funded by approximately $3.5 million of equity contributed by the limited partners of the Bryan LP and approximately $8.1 million of debt.

As further described in Notes 5 and 10 above, in April 2012, we acquired the interest of our partners in the Rome LTH joint venture and refinanced the loan on this property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	changes in economic conditions generally and the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our proposed market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2011 and this quarterly report on Form 10-Q.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest the net proceeds from our offerings primarily in investment real estate including health care, multi-tenant industrial, net-leased retail properties and other real estate related assets located in major metropolitan markets in the United States. As of March 31, 2012, we had raised approximately $127.0 million of gross proceeds from the sale of approximately 12.7 million shares of our common stock in our initial and follow-on public offerings.

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

Market Outlook — Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with low consumer confidence, have resulted in a global recession and continue to contribute to a challenging economic environment that may delay the implementation of our business strategy or force us to modify it.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

As of March 31, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and as of March 31, 2012, we owned 15 properties. These properties included ten assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, and three operating healthcare facilities and one development healthcare facility, which comprise our triple-net leased segment. One of the senior living properties, Woodland Terrace, was acquired in April 2011 and one triple net leased healthcare facility, Rome LTACH, began operations during the first quarter of 2011. During the three months ended March 31, 2011, we owned 14 properties, including nine senior housing facilities, and one medical office building and one operating healthcare facilities and one development healthcare facility. Accordingly, the results of our first quarter 2012 and 2011 operations are, for the most part, comparable.

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Month Ended March 31,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$2,941,000	$2,567,000	$374,000	15%
Triple-net leased properties	1,350,000	1,144,000	206,000	18%
Medical office building	208,000	186,000	22,000	12%

Total portfolio net operating income	$4,499,000	$3,897,000	$602,000	15%

Reconciliation to net loss:
Net operating income, as defined (1)	$4,499,000	$3,897,000	$602,000	15%
Unallocated (expenses) income:
General and administrative expenses	(835,000)	(664,000)	171,000	26%
Asset management fees and expenses	(481,000)	(431,000)	50,000	12%
Real estate acquisitions costs and earn out costs	(112,000)	(1,127,000)	(1,015,000)	90%
Depreciation and amortization	(1,588,000)	(1,861,000)	(273,000)	15%
Interest income	4,000	4,000	—	—
Interest expense	(1,636,000)	(1,476,000)	160,000	11%

Net loss	$(149,000)	$(1,658,000)	$1,509,000	91%

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2012 increased to $2.9 million from $2.6 million for the three months ended March 31, 2011. The increase is primarily due to the acquisition of Woodland Terrace in April 2011 and lower property taxes for Hilliard due to a favorable property tax settlement in 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,826,000	$6,200,000	$626,000	10%
Resident services and fee income	2,277,000	1,702,000	575,000	34%
Tenant reimbursement and other income	142,000	110,000	32,000	29%
Less:
Property operating and maintenance expenses	6,304,000	5,445,000	859,000	16%

Total portfolio net operating income	$2,941,000	$2,567,000	$374,000	15%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.4 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011 due to a full quarter of operations for the Rome LTACH property in 2012.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,325,000	$1,159,000	$166,000	14%
Tenant reimbursement and other income	252,000	158,000	94,000	59%
Less:
Property operating and maintenance expenses	227,000	173,000	54,000	31%

Total portfolio net operating income	$1,350,000	$1,144,000	$206,000	18%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income was comparable for the three months periods ended March 31, 2012 and 2011. Tenant reimbursement income increased in the 2012 period primarily due to higher property tax expense reimbursed by tenants and expense reimbursements from a new tenant acquired in the fourth quarter of 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$210,000	$201,000	$9,000	4%
Tenant reimbursement and other income	71,000	55,000	16,000	29%
Less:
Property operating and maintenance expenses	73,000	70,000	3,000	4%

Total portfolio net operating income	$208,000	$186,000	$22,000	12%

Unallocated (expenses) income

General and administrative expenses increased to $0.8 million for the three months ended March 31, 2012 from $0.7 million for the three months ended March 31, 2011. The increase was principally due to a $0.3 million nonrecurring income tax benefit recognized in 2011 compared to income tax expense of approximately $0.1 million in the first quarter of 2012, higher audit and accounting fees, and expenses associated with the transition to a new advisor, including rebranding the Company, partially offset by the elimination of reimbursement of advisor expenses.

As a result of the change in calculation of asset management fees provided for in the advisory agreement effective January 1, 2012, asset management fees for the three months ended March 31, 2012 and 2011 increased to $0.5 million from $0.4 million. Depreciation and amortization for the same periods decreased to $1.6 million from $1.9 million, as a result of lower in-place lease and tenant relationship amortization costs. These costs, which relate to the allocation of property purchase price, were completely amortized in 2011 for several properties.

For the three months ended March 31, 2012 and 2011, real estate acquisition costs and earn out costs were $0.1 million and $1.1 million, respectively. Real estate acquisition cost in 2012 consisted primarily of costs associated with changes in the Rome LTACH property promote monetization liability, while 2011 real estate acquisition costs consisted of fees paid to the Prior Advisor, acquisition costs paid directly to third-parties, an earn out provision related to GreenTree at Westwood and monetization of the Rome LTACH promote. The higher 2011 acquisition costs was due to higher third party expenses related to transactions closed or in process during the first quarter of 2011, acquisition fees paid related to equity raised in the first quarter of 2011, and estimated amounts to be paid in connection with the Greentree acquisition earn out and the Rome LTACH promote monetization provision. A portion of the acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance is paid at the time of investment acquisition.

Interest expense for the three months ended March 31, 2012 increased to $1.6 million from $1.5 million for the three months ended March 31, 2011 principally due to higher debt levels associated with the acquisition of Woodland Terrace in April 2011 and a higher average balance outstanding on the Rome LTACH property which was completed during the first quarter of 2011.

Liquidity and Capital Resources

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced, if at all. In addition to uncertainties associated with potentially engaging a new dealer manager or advisor and possibly restarting our public offering, financial markets continue to experience volatility and uncertainty. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities, could be adversely affected by an inability to successfully resume our public offering and to secure financing at reasonable terms, if at all.

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our common stock, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

As of March 31, 2012, a total of approximately 12.7 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of approximately $127.0 million. We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. The debt levels on core plus properties during the offering period may exceed our long-term target range of debt percentages on these types of properties. However, we intend to reduce the percentage to fall within the 50% to 65% of asset value range no later than the end of our offering stage. To the extent sufficient proceeds from our public offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that our public offering is not fully sold, our ability to diversify our investments may be diminished.

As of March 31, 2012, we had approximately $27.1 million in cash and cash equivalents on hand. Our liquidity will increase if additional subscriptions for shares are accepted in our follow-on public offering and if refinancing results in excess loan proceeds and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

Two loans, the KeyBank credit facility and the construction loan on the Rome LTACH project, have maturity dates in the second half of 2012. The Rome LTACH loan was refinanced in April 2012 with a loan maturing in 2017. We are pursuing opportunities to refinance the Key Bank loan and other variable rate borrowing at lower borrowing rates to take advantage of favorable interest rates and to repay the KeyBank credit facility. Although the response to our initial refinancing efforts has been positive, there can be no assurance that the Company will be able to refinance its obligations at favorable rates or at all. We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings in the next twelve months. We expect to fund stockholder distributions from the excess of cash on hand and from the excess of cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). The Facility included a financial covenant requiring us to raise at least $20.0 million in our public offering in the six-month period ending June 30, 2011, and to raise an additional $20.0 million in net offering proceeds during each six-month calendar period thereafter. Because we suspended our public offering on April 29, 2011, we were not able to satisfy this covenant; however, effective August 1, 2011, we successfully negotiated the terms of a modification to the credit facility. The terms of the agreement were amended to convert the Facility from a revolving loan commitment to a term loan and reduced the maximum amount of the commitment from $25.0 million to the current outstanding amount of $16.3 million. The amendment also changed the maturity date of the Facility from November 18, 2012 to July 31, 2012 (subject to one ninety-day extension option). The amendment increased the minimum amount of cash and cash equivalents that the Company must maintain from $5.0 million to $8.0 million, but eliminated the covenant that required the Company to raise equity capital of at least $20.0 million during each calendar six-month period. The interest rate for this Facility is one-month LIBOR plus a margin of 400 basis points, with a floor of 200 basis points for one-month LIBOR. We are entitled to prepay the obligations at any time without penalty. As of March 31, 2012, the Facility had a balance of approximately $16.3 million.

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

	Distributions Declared			Cash Flow from Operations
Period	Cash	Reinvested	Total
First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
First quarter 2012	$801,000	$—	$801,000	$1,590,000

From our inception in October 2006 through March 31, 2012, we declared aggregate distributions of $15.4 million and our cumulative net loss during the same period was $17.3million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2012, we had approximately $68.4 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.7 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

The following risk supplements the risks disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2011.

We have paid, and may in the future pay, distributions from sources other than cash provided from operations.

Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we may pay a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended March 31, 2012, our cash flow from operations was approximately $5.2 million. During that period we paid distributions to investors of approximately $4.5 million, of which approximately $0.0 million was reinvested pursuant to our distribution reinvestment plan and approximately $4.5 million was paid to investors in cash.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)	On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million, was declared effective under the Securities Act of 1933 (the “IPO”). We stopped making offers under our IPO on February 3, 2011 after raising gross offering proceeds of approximately $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, our Registration Statement on Form S-11 (File No. 333-168013), covering a public offering of up to 55,000,000 shares of our common stock for an aggregate offering amount of $550.0 million, was declared effective under the Securities Act of 1933 (the “Follow-on Offering”). The Follow-on Offering has not terminated yet. As of March 31, 2012, we had sold an aggregate of 12.7 million shares of common stock in our IPO and the Follow-on Offering and raised aggregate gross proceeds of $127.0 million. From this amount, we incurred $12.3 million in selling commissions and dealer manager fees payable to our dealer manager and $4.2 million in acquisition fees payable to the Prior Advisor. As of March 31, 2011, we had also incurred organizational and offering costs related to the IPO and the Follow-on Offering totaling $5.1 million. We had acquired 15 properties including one development project as of March 31, 2012.

(c)	During the three months ended March 31, 2012, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	33,008	$9.98
February	—	$—
March	—	$—

33,008

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Sentio Healthcare Properties, Inc. was held on May 9, 2012. The matter submitted to the stockholders for a vote was:

1.	To elect seven directors to hold office for one-year terms expiring in 2013. The nominees submitted for election as directors were William A. Bloomer, Romeo R. Cefalo, Barry A. Chase, Steven M. Pearson, John Mark Ramsey, Ronald Shuck, and James M. Skorheim.

Voting results

Proposal 1

The following are the voting results (in number of shares) with respect to the election of directors:

Name	For	Withhold
William A. Bloomer	6,574,402	346,010
Romeo R. Cefalo	6,583,620	336,792
Barry A. Chase	6,574,237	346,175
Steven M. Pearson	6,589,732	330,680
John Mark Ramsey	6,577,164	343,248
Ronald Shuck	6,584,396	336,016
James M. Skorheim	6,578,716	341,696

A majority of the votes present in person or by proxy at the meeting was required for the election of the directors. As a result, all of the nominees were elected to serve as directors for one-year terms and until their successors are duly elected and qualified.

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

3.3	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Advisory Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 22, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May 2012.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)