Form 10-Q
period 2012-06-30
Sentio Healthcare Properties Inc
filed 2012-08-20
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of August 17, 2012, there were 12,853,819 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$31,958,000	$27,972,000
Investments in real estate:
Land	20,713,000	20,713,000
Buildings and improvements, net	115,649,000	100,687,000
Furniture, fixtures and equipment, net	2,352,000	2,562,000
Intangible lease assets, net	4,696,000	3,865,000

	143,410,000	127,827,000
Deferred financing costs, net	1,508,000	824,000
Investment in unconsolidated entities	3,629,000	3,387,000
Tenant and other receivables, net	2,159,000	1,366,000
Restricted cash	3,424,000	3,806,000
Deferred costs and other assets	2,357,000	1,938,000
Goodwill	6,510,000	5,965,000

Total assets	$194,955,000	$173,085,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$111,446,000	$85,978,000
Accounts payable and accrued liabilities	2,306,000	3,899,000
Prepaid rent and security deposits	1,598,000	1,535,000
Distributions payable	799,000	814,000

Total liabilities	116,149,000	92,226,000
Commitments and contingencies (Note 13)
Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized; no shares were issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,856,819, and 12,916,612 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	129,000	129,000
Additional paid-in capital	94,372,000	96,542,000
Accumulated deficit	(16,762,000)	(17,054,000)

Total stockholders’ equity	77,739,000	79,617,000
Noncontrolling interests	1,067,000	1,242,000

Total equity	78,806,000	80,859,000

Total liabilities and equity	$194,955,000	$173,085,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental revenue	$8,249,000	$7,861,000	$16,094,000	$15,071,000
Resident services and fee income	2,311,000	2,020,000	4,589,000	3,722,000
Tenant reimbursements and other income	447,000	234,000	809,000	513,000

	11,007,000	10,115,000	21,492,000	19,306,000
Expenses:
Property operating and maintenance	6,921,000	6,372,000	13,447,000	12,001,000
General and administrative expenses	370,000	1,292,000	1,204,000	1,958,000
Asset management fees and expenses	503,000	376,000	984,000	807,000
Real estate acquisition costs and contingent consideration	190,000	514,000	206,000	1,431,000
Depreciation and amortization	1,530,000	1,974,000	2,963,000	3,712,000

	9,514,000	10,528,000	18,804,000	19,909,000

Income (loss) from operations	1,493,000	(413,000)	2,688,000	(603,000)
Other income (expense):
Interest income	1,000	3,000	1,000	7,000
Interest expense	(1,597,000)	(1,403,000)	(3,024,000)	(2,726,000)
Other income/expense	(146,000)	—	(152,000)	—
Net (loss) income from unconsolidated entities	(442,000)	99,000	(376,000)	(15,000)
Fair value adjustment for equity method investment	1,282,000	—	1,282,000	—

Net income (loss)	591,000	(1,714,000)	419,000	(3,337,000)
Net income (loss) attributable to noncontrolling interests	50,000	(16,000)	127,000	(46,000)

Net income (loss) attributable to common stockholders	$541,000	$(1,698,000)	$292,000	$(3,291,000)

Basic and diluted net income (loss) per common share attributable to common stockholders	$0.04	$(0.13)	$0.02	$(0.26)

Weighted-average number of common shares	12,870,880	13,004,904	12,884,712	12,488,389
Distribution declared, per common share	$0.06	$0.19	$0.06	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed shares	(59,793)	—	(570,000)	—	(570,000)	—	(570,000)
Distributions	—	—	(1,600,000)	—	(1,600,000)	(302,000)	(1,902,000)
Net income	—	—	—	292,000	292,000	127,000	419,000

Balance — June 30, 2012	12,856,819	$129,000	$94,372,000	$(16,762,000)	$77,739,000	$1,067,000	$78,806,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2010	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$1,709,000	$81,691,000
Issuance of common stock	1,575,250	16,000	15,628,000	—	15,644,000	—	15,644,000
Redeemed shares	(167,308)	(2,000)	(1,602,000)	—	(1,604,000)	—	(1,604,000)
Offering costs	—	—	(1,890,000)	—	(1,890,000)	—	(1,890,000)
Distributions	—	—	(4,712,000)	—	(4,712,000)	—	(4,712,000)
Net (loss)	—	—	—	(3,291,000)	(3,291,000)	(46,000)	(3,337,000)

Balance — June 30, 2011	13,000,825	$130,000	$99,012,000	$(15,013,000)	$84,129,000	$1,663,000	$85,792,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$419,000	$(3,337,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	290,000	120,000
Depreciation and amortization	2,963,000	3,712,000
Straight-line rent amortization	(253,000)	(251,000)
Real estate earn out costs	110,000	511,000
Fair value adjustment for equity method investment	(1,282,000)	—
Equity loss from unconsolidated entities	376,000	15,000
Bad debt expense	26,000	1,630,000
Change in deferred taxes	(191,000)	—
Changes in operating assets and liabilities:
Tenant and other receivables	(573,000)	39,000
Prepaid expenses and other assets	163,000	(1,033,000)
Restricted cash	103,000	(154,000)
Prepaid rent and tenant security deposits	63,000	352,000
Payable to related parties	—	(38,000)
Receivable from related parties	—	(1,630,000)
Accounts payable and accrued liabilities	1,704,000	1,739,000

Net cash provided by operating activities	3,918,000	1,675,000

Cash flows from investing activities:
Real estate acquisitions	(5,672,000)	(19,741,000)
Additions to real estate	(361,000)	(371,000)
Payments for construction in progress	—	(81,000)
Purchase of an interest in an unconsolidated entity	(2,490,000)	(897,000)
Changes in restricted cash	279,000	(118,000)
Acquisition deposits	(392,000)	100,000
Distributions from unconsolidated joint ventures	—	227,000

Net cash used in investing activities	(8,636,000)	(20,881,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,160,000
Redeemed shares	(570,000)	(1,604,000)
Proceeds from notes payable	32,481,000	14,571,000
Repayments of notes payable	(19,936,000)	(399,000)
Offering costs	—	(1,917,000)
Deferred financing costs	(974,000)	(150,000)
Payment of real estate earn out costs	(380,000)	(1,000,000)
Distributions paid to stockholders	(1,615,000)	(3,149,000)
Distributions paid to noncontrolling interests	(302,000)	—

Net cash provided by financing activities	8,704,000	20,512,000

Net increase in cash and cash equivalents	3,986,000	1,306,000
Cash and cash equivalents — beginning of period	27,972,000	29,718,000

Cash and cash equivalents — end of period	$31,958,000	$31,024,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,170,000	$2,364,000
Cash paid for income taxes	404,000	441,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	799,000	801,000
Distribution reinvested	—	1,484,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNAUDITED)

1. Organization

Sentio Healthcare Properties, Inc., a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. Effective January 1, 2012, subject to certain restrictions and limitations, our business is managed by Sentio Investments, LLC, a Florida limited liability company that was formed on December 20, 2011 (the “Advisor”). Sentio Investments, LLC is controlled by John Mark Ramsey, our Chief Executive Officer and formerly an owner of our prior sub-advisor, Servant Healthcare Investments, LLC. Prior to January 1, 2012, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006, was our advisor (the “Prior Advisor”).

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At June 30, 2012, we owned 100% of the interest in the Operating Partnership and HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership and its subsidiaries are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

For federal income tax purposes, we have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2008. REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of HC Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies have direct control of the daily operations of these assisted-living properties.

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

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan. As of June 30, 2012, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had suspended its analysis of strategic alternatives for the Company and concluded that the Company was well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors

Committee identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value. In particular, the Company is focused on enhancing portfolio performance by identifying investment and financing opportunities, implementing operational efficiencies and evaluating the potential for growth in the future. As of June 30, 2012, sales pursuant to our follow-on offering remained suspended.

3. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the guidance for the consolidation of variable interest entities (“VIEs”), we analyze our variable interests, including investments in partnerships and joint ventures, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews, based on our review of the design of the entity, its organizational structure including decision-making ability, risk and reward sharing experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and financial agreements. We also use quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

Investments in Unconsolidated Entities

We account for our investments in an unconsolidated joint ventures under the equity method of accounting. We exercise significant influence, but do not control these entities or direct the activities that most significantly impact the venture’s performance. Investments in unconsolidated entities are recorded initially at cost and subsequently adjusted for cash contributions and distributions. We recognize our allocable share of the equity in earnings of our unconsolidated entities based on the respective venture’s structure and preferences.

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

As of June 30, 2012, the Company had no components of other comprehensive income. Accordingly, net income (loss) is equal to comprehensive income (loss) for all periods presented.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2011 Annual Report on Form 10-K, as filed with the SEC.

Fair Value of Financial Instruments and Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Company’s consolidated financial position or results of operations. The impact on the Company’s disclosures was not material. Financial assets and liabilities recorded at fair value on the condensed consolidated balance sheets and disclosed in the financial statements are categorized based on the inputs to the valuation techniques as follows:

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of an equity method the Company obtained control of in April 2012 and notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1. Tenant and other receivables, security deposits and accounts payable and accrued liabilities (except for the accrued promote liabilities) are classified as Level 2.

The fair market value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and are classified as Level 2. As of June 30, 2012 and December 31, 2011, the fair value of notes payable was $113.2 million and $87.0 million, compared to the carrying values of $111.4 million and $86.0 million, respectively. Upon acquiring control of a previously unconsolidated entity, the Company recorded their equity method investment at fair value of $6.0 million, and recorded a gain of approximately $1.3 million. The fair value of the equity method investment was estimated using appraisals on the respective investment.

There were no transfers between Levels 1 or 2 during the three months and six months ended June 30, 2012. The Company has no financial instruments classified using level 3 measurements as of June 30, 2012.

4. Investment in Real Estate and Unconsolidated Entities

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	June 30, 2012 Debt	June 30, 2012 % Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,736,000	97%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	$4,500,000	$4,095,000	100%
GreenTree at Westwood (1)	Columbus, IN	12/30/09	50,249	$5,150,000	$3,865,000	99%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	$13,000,000	$7,033,000	100%
Rome LTACH Project	Rome, GA	01/12/10	52,944	$18,900,000	$13,509,000	100%
Oakleaf Village Portfolio
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	67,000	$14,512,000	$9,420,000	83%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	65,000	$12,488,000	$8,118,000	70%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,828	$14,800,000	$7,396,000	100%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643	$8,500,000	$8,775,000	89%
Littleton Specialty Rehabilitation Facility	Littleton, CO	12/16/10	26,808	(4)	(4)	100%
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184	$17,500,000	$13,364,000	91%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109	$9,094,000	$5,060,000	100%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146	$4,500,000	$6,500,000	98%
Forestview Manor	Meredith, NH	01/14/11	34,270	$10,750,000	$8,775,000	98%
Woodland Terrace at the Oaks	Allentown, PA	04/14/11	50,400	$9,000,000	$5,800,000	74%
Physicians Centre MOB	Bryan, TX	04/02/12	114,583	(5)	(5)	68%

(1)

The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of December 31, 2011 and an earn-out payment of approximately $1.0 million was made in January of 2012. For the three month periods ended June 30, 2012 and 2011, expense of $0 and approximately $0.2 million related to the increased earn-out liability associated with the earn-out payment have been included in the condensed consolidated statements of operations under real estate acquisition costs and contingent consideration. For the six month periods ended June 30, 2012 and 2011, expense of $0 and approximately $0.5 million related to the increased earn-out liability associated with the earn-out payment have been included in the condensed consolidated statements of operations under real estate acquisition costs and contingent consideration.

(2)

Rome LTACH, a development project, was completed in February 2011 and its first tenant moved in on February 1, 2011. As of June 30, 2012 the real estate assets costs for the property were $16.2 million. In April 2012, the Company acquired the interests of Cornerstone Private Equity Fund Operating Partnership, LP and the Cirrus Group affiliates in Rome LTH Partners, LP for a total payment of approximately $5.2 million. We previously held an equity method investment in this property. Therefore, as of April 2012, the Company owned 100% of Rome LTH Partners, LP and consolidated its existing equity method investment and the acquired interest at fair value in the amount of $18.9 million. Refer to Note 5 and 14 for more information on the acquisition and preliminary purchase price allocation.

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

(4)

Littleton Specialty Rehabilitation Facility, a development project and unconsolidated entity accounted for on the equity method, was completed in April 2012, and the single tenant began paying rent in July 2012, in accordance with the terms of the lease. Tenant operations will commence upon licensure of the facility. As of June 30, 2012, real estate asset costs for the property were approximately $7.1 million and we had invested a total of approximately $1.6 million in this project.

(5)

On April 2, 2012, through a wholly owned subsidiary, the Company invested $2.5 million to acquire an interest in the Physicians Centre MOB along with Caddis Partners and related affiliates. This investment is accounted for on the equity method and discussed further in Note 5.

As of June 30, 2012, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$20,713,000	$122,564,000	$3,733,000	$12,552,000
Accumulated depreciation and amortization	—	(6,915,000)	(1,381,000)	(7,856,000)

Net	$20,713,000	$115,649,000	$2,352,000	$4,696,000

As of December 31, 2011, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$20,713,000	$105,340,000	$3,578,000	$10,649,000
Accumulated depreciation and amortization	—	(4,653,000)	(1,016,000)	(6,784,000)

Net	$20,713,000	$100,687,000	$2,562,000	$3,865,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended June 30, 2012 and 2011 was approximately $1.1 million and $0.9 million, respectively. Depreciation expense associated with building and improvements, site improvements and furniture and fixtures for the six months ended June 30, 2012 and 2011 was $2.0 million and $1.7 million, respectively.

Amortization associated with intangible assets for the three months ended June 30, 2012 and 2011 was $0.4 million and $1.1 million, respectively. Amortization associated with intangible assets for the six months ended June 30, 2012 and 2011 was $1.0 million and $2.0 million, respectively. Estimated amortization for July 1, 2012 through December 31, 2012 and each of the subsequent years is as follows:

Intangible assets
July 2012 — December 2012	$322,000
2013	$355,000
2014	$355,000
2015	$355,000
2016	$355,000
2017	$354,000
2018 and thereafter	$2,600,000

The estimated useful lives for intangible assets range from approximately one to twenty years. As of June 30, 2012, the weighted-average amortization period for intangible assets was 13 years.

5. Investments in Consolidated Joint Ventures and Unconsolidated Entities

Consolidated Joint Ventures

Oakleaf Joint Venture

On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). In accordance with the joint venture agreement, the Company is deemed the managing member and consolidates these entities. The Oakleaf Joint Venture owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of June 30, 2012, total assets related to Oakleaf Joint Venture were approximately $25.4 million, which includes approximately $23.8 million of real estate assets and total liabilities were approximately $18.1 million, which includes approximately $17.5 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Rome LTACH Project

On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed approximately $2.7 million of capital to acquire a 75% limited partnership interest in Rome LTH Partners, LP (“Rome LTH”). Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our Prior Advisor, contributed approximately $0.5 million of capital to acquire a 15% limited partnership interest in Rome LTH. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.3 million to acquire an aggregate 9.5% limited partnership interest in Rome LTH. A fourth affiliate of the Cirrus Group acted as the general partner and held the remaining 0.5% interest in Rome LTH. The terms of the Rome LTH operating agreement included provisions obligating the joint venture to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. The obligation was exercisable by our partners at their sole discretion between years two and four of the joint venture. In February 2011, construction of the Rome LTACH project was completed.

In December 2011, The Cirrus Group notified us of their intended exercise of the promote monetization provisions of the Rome LTH operating agreement. On April 6, 2012, we acquired the interests of Cornerstone Private Equity Fund Operating Partnership, LP in the Rome LTH for $1.1 million. On April 12, 2012, we acquired the interests of The Cirrus Group in Rome LTH for $4.1 million, which included a $3.0 million payment of the promote termination amount. As of April 12, 2012, we owned 100% of Rome LTH. Upon acquiring control of Rome LTH, the Company recorded a gain on the fair value adjustment of this previously recorded equity method investment in the amount of $1.3 million during the period ended June 30, 2012. The acquisition of interests was funded by approximately $2.6 million of equity raised in our offerings and $2.6 million of debt proceeds, which is presented as fair value adjustment for equity method investment in our statement of operations.

As of June 30, 2012, total assets related to this project were $18.9 million, which includes $18.0 million of net real estate related assets. Total liabilities were $13.6 million at June 30, 2012, which includes $13.5 million of secured mortgage debt. As of December 31, 2011, total assets related to this project were $16.5 million, which included $15.6 million of net real estate related assets. Total liabilities were $14.1 million at December 31, 2011, which includes $10.9 million of secured mortgage debt. For the three and six months ended June 30, 2011, Rome LTH recorded revenue of $0.6 million and $1.0 million, and net income (loss) of $0.1 million and $0.1 million, respectively.

Unconsolidated Entities

Littleton Specialty Rehabilitation Facility

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute approximately $1.6 million of capital to acquire a 90.0% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of June 30, 2012 and December 31, 2011, we owned a 90.0% limited partnership interest in Littleton Med Partners, LP. Our net investment in this property as of June 30, 2012 and December 31, 2011 was $1.6 million. For the three months ended June 30, 2012 and 2011, we recorded a loss from this unconsolidated entity of $0.1 million and $0, respectively. For the six months ended June 30, 2012 and 2011, we recorded a loss from this unconsolidated entity of $0.1 million and $0, respectively. As of June 30, 2012, total assets related to this project were $7.3 million, which includes $7.0 million of net real estate related assets. Total liabilities were $5.6 million at June 30, 2012, which includes $5.4 million of secured mortgage debt. As of December 31, 2011, total assets related to this project were $6.0 million, which included $5.8 million of net real estate related assets. Total liabilities were $4.2 million at December 31, 2011, which includes $3.2 million of secured mortgage debt. The joint venture began operations in July 2012.

Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity. In April 2012, construction of the property was completed and in July 2012, the tenant began paying rent in accordance with the terms of the lease. Tenant operations will commence upon licensure of the facility. As of June 30, 2012, the license to operate the specialty rehabilitation facility had not yet been received and operations had not commenced. As of June 30, 2012, the Company believes that it is reasonably possible that it may need to fund capital contributions to Littleton Med Partners, LP so that the partnership may terminate the promote monetization feature. Therefore, the Company may be required to fund additional capital into the partnership in the future that ranges from approximately $0.3 million to $1.2 million as of the period ended June 30, 2012.

Physicians Centre MOB

On April 2, 2012, through a wholly-owned subsidiary, we entered into a joint venture with affiliates of Caddis Partners, an unaffiliated entity, and a group of unaffiliated physicians to acquire an on-campus medical office building (the “Physicians Centers MOB”) located in Bryan, Texas.

The Company invested approximately $2.5 million of capital to acquire a 71.9% limited partnership interest in Bryan MOB Partners, L.P the (“Bryan LP”). Affiliates of Caddis Partners contributed an aggregate of approximately $0.35 million to acquire an aggregate 10.1% limited partnership interest in the Bryan LP and another affiliate of the Caddis Partners acts as the Bryan LP general partner, but does not own a partnership interest. The physician partners contributed approximately $0.625 million to acquire an 18.0% interest in Bryan LP. The Company’s equity investment in the joint venture was funded from proceeds from its public offering.

For the three and six months ended June 30, 2012, we recorded a loss from this unconsolidated entity of $0.3 million. As of June 30, 2012, total assets related to this joint venture were approximately $10.3 million, which includes approximately $9.6 million of real estate assets and total liabilities were approximately $7.3 million, which includes approximately $7.2 million of secured mortgage debt. At June 30, 2012, our maximum exposure to loss for this joint venture is limited to our investment. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, and any operating cash shortfalls that the entity may experience.

6. Allowance for Doubtful Accounts

As of June 30, 2012 and December 31, 2011, we had recorded $65,000 and $76,000, respectively, as allowances for doubtful accounts related to tenants and other receivables.

7. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that includes provisions that made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. As of June 30, 2012, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. We believe this risk is not significant.

Concentration of credit risks arise when a number of operators, tenants or obligors related to our investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. We regularly monitor various segments of our portfolio to assess potential concentrations of risk. Management believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as disclosed herein.

Our senior living operations segment accounted for approximately 83.2% and 73.7% of total revenues for the three months ended June 30, 2012 and 2011, respectively and approximately 85.6% and 82.1% of total revenues for the six months ended June 30, 2012 and 2011. The following table provides information about our senior living operation segment concentration for the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
Operators	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Good Neighbor Care	31.9%	26.6%	31.9%	27.3%
Royal Senior Care	19.1%	15.9%	19.0%	16.3%
Woodbine Senior Living	20.2%	16.8%	20.6%	17.6%
12 Oaks Senior Living	18.3%	15.2%	18.1%	15.5%
Provision Living	5.5%	4.6%	5.4%	4.7%
Legend Senior Living	5.0%	4.1%	5.0%	4.2%

	100.0%	83.2%	100.0%	85.6%

Our triple-net leased segment accounted for approximately 14.1% and 18.7% of total revenues for the three months ended June 30, 2012 and 2011, respectively and approximately 11.7% and 15.2% of total revenues for the six months ended June 30, 2012 and 2011, respectively. The following table provides information about our triple-net leased segment for the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
Tenant	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Babcock PM Management	32.2%	4.5%	39.8%	4.7%
Global Rehab Hospitals	29.7%	4.2%	36.6%	4.3%
The Specialty Hospital	30.5%	4.3%	18.8%	2.2%
Floyd Healthcare Management	7.6%	1.1%	4.81%	0.5%

	100.0%	14.1%	100.0%	11.7%

Our medical office building segment accounted for approximately 2.7% and 2.4% of total revenues for the three months ended June 30, 2012 and 2011, respectively, and approximately 2.8% and 2.7% of total revenues for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we owned 14 properties, geographically located in nine states. The following table provides information about our geographic risks by operating segment for the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
State	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Senior living operations
South Carolina	19.0%	15.9%	19.1%	16.3%
Texas	18.3%	15.2%	18.1%	15.5%
Ohio	13.2%	11.0%	13.1%	11.2%
Pennsylvania	17.4%	14.4%	17.5%	15.0%
New Hampshire	10.9%	9.1%	11.1%	9.5%
Tennessee	10.7%	8.9%	10.7%	9.2%
Indiana	5.5%	4.6%	5.5%	4.7%
Florida	5.0%	4.1%	4.9%	4.2%
Triple-net leased properties
Texas	61.9%	8.7%	76.5%	8.9%
Georgia	38.1%	5.4%	23.5%	2.7%
Medical office building
Texas	100.0%	2.7%	100.0%	2.8%

8. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of June 30, 2012, we had acquired ten assisted-living facilities and formed ten wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

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

The TRS recognized a $0.1 million expense and benefit of $0.2 million for Federal and State income taxes in the three months ended June 30, 2012 and 2011, and of a $0.1 million expense and benefit of $0.2 million for Federal and State income taxes in the six months ended June 30, 2012 and 2011, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $1.3 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2012 as we have determined the future taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

9. Segment Reporting

As of June 30, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$6,715,000	$1,325,000	$209,000	$8,249,000	$5,774,000	$1,886,000	$201,000	$7,861,000
Resident services and fee income	2,311,000	—	—	2,311,000	2,020,000	—	—	2,020,000
Tenant reimbursements and other income	137,000	222,000	88,000	447,000	65,000	113,000	56,000	234,000

	$9,163,000	$1,547,000	$297,000	$11,007,000	$7,859,000	$1,999,000	$257,000	$10,115,000
Property operating and maintenance expenses	6,614,000	228,000	79,000	6,921,000	5,119,000	1,190,000	63,000	6,372,000

Net operating income	$2,549,000	$1,319,000	$218,000	$4,086,000	$2,740,000	$809,000	$194,000	$3,743,000

General and administrative expenses				370,000				1,292,000
Asset management fees and expenses				503,000				376,000
Real estate acquisition costs and contingent consideration				190,000				514,000
Depreciation and amortization				1,530,000				1,974,000
Interest income				(1,000)				(3,000)
Interest expense				1,597,000				1,403,000
Other expense				146,000				—
(Loss) income from unconsolidated entities				(442,000)				99,000
Fair value adjustment for equity method investment				1,282,000				—

Net income (loss)				$591,000				$(1,714,000)
Net income (loss) attributable to non controlling interests				50,000				(16,000)

Net income (loss) attributable to common stockholders				$541,000				$(1,698,000)

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$13,540,000	$2,134,000	$420,000	$16,094,000	$11,974,000	$2,695,000	$402,000	$15,071,000
Resident services and fee income	4,589,000	—	—	4,589,000	3,722,000	—	—	3,722,000
Tenant reimbursements and other income	279,000	371,000	159,000	809,000	175,000	227,000	111,000	513,000

	$18,408,000	$2,505,000	$579,000	$21,492,000	$15,871,000	$2,922,000	$513,000	$19,306,000
Property operating and maintenance expenses	12,918,000	377,000	152,000	13,447,000	10,564,000	1,304,000	133,000	12,001,000

Net operating income	$5,490,000	$2,128,000	$427,000	$8,045,000	$5,307,000	$1,618,000	$380,000	$7,305,000

General and administrative expenses				1,204,000				1,958,000
Asset management fees and expenses				984,000				807,000
Real estate acquisition costs and contingent consideration				206,000				1,431,000
Depreciation and amortization				2,963,000				3,712,000
Interest income				(1,000)				(7,000)
Interest expense				3,024,000				2,726,000
Other expense				152,000				—
Loss from unconsolidated entities				(376,000)				(15,000)
Fair value adjustment for equity method investment				1,282,000				—

Net income (loss)				$419,000				$(3,337,000)
Net income (loss) attributable to the noncontrolling interests				127,000				(46,000)

Net income (loss) attributable to common stockholders				$292,000				$(3,291,000)

The following table reconciles the segment activity to consolidated financial position as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Assets
Investment in real estate:
Senior living operations	$91,053,000	$92,975,000
Triple-net leased properties	44,028,000	26,366,000
Medical office building	8,329,000	8,486,000

Total reportable segments	$143,410,000	$127,827,000
Reconciliation to consolidated assets:
Cash and cash equivalents	31,958,000	27,972,000
Deferred financing costs, net	1,508,000	824,000
Investment in unconsolidated entities	3,629,000	3,387,000
Tenant and other receivables, net	2,159,000	1,366,000
Deferred costs and other assets	2,357,000	1,938,000
Restricted cash	3,424,000	3,806,000
Goodwill	6,510,000	5,965,000

Total assets	$194,955,000	$173,085,000

As of June 30, 2012 and December 31, 2011, goodwill had a balance of approximately $6.5 million and $6.0 million, respectively, all related to senior the living operations segment. The Company historically has not recorded any impairment charges for goodwill.

10. Notes Payable

Notes payable were approximately $111.4 million and $86.0 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 4.45% to 6.50% per annum and a weighted average effective interest rate of 5.52% per annum. As of June 30, 2012, we had $75.7 million of fixed rate debt, or approximately 68% of notes payable, at a weighted average interest rate of 5.37% per annum and $35.8 million of variable rate debt, or approximately 32% of notes payable, at a weighted average interest rate of 5.86% per annum. As of December 31, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.50% per annum and a weighted-average effective interest rate of 5.91% per annum. As of December 31, 2011, we had $32.7 million of fixed rate debt, or 38% of notes payable, at a weighted average interest rate of 6.01% per annum and $53.3 million of variable rate debt, or 62% of notes payable, at a weighted average interest rate of 5.85% per annum.

On June 11, 2012, we entered into MultiFamily Loan and Securities Agreements (the “Loans”) with KeyCorp Real Estate Capital Markets, Inc., originated under Fannie Mae’s Delegated Underwriting and Servicing Product Line, to refinance our Terrace at Mountain Creek, River’s Edge at Yardley, Forestview Manor, GreenTree at Westwood and Windsor Oaks of Bradenton properties. The Loans are at a fixed rate of 4.45% for a term of seven years. Proceeds from the Loans of $32.0 million exceeded the debt repaid and loan fees and expenses by approximately $11.5 million. The Loans are secured by first priority liens on the refinanced properties. In connection with the documentation and closing of the Loans, we paid fees and expenses totaling approximately $791,000. In addition, the Company recognized a loss on debt extinguishment of approximately $148,000, which is included in other income/expense in the accompanying condensed consolidated statements of operations.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2012, we were in compliance with all such covenants and requirements.

The following table details the notes payable by property as of June 30, 2012 and December 31, 2011.

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of June 30, 2012(1)	Outstanding Principal Balance as of December 31, 2011(1)	Maturity Date
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40%—fixed	$13,364,000	$13,440,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43%—fixed	$9,736,000	$9,793,000	December 16, 2019
Greentree (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$3,865,000	2,832,000	July 1, 2019
Forestview Manor (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,775,000	5,935,000	July 1, 2019
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25%—fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR +3.25%	$7,396,000	$7,441,000	December 22, 2016
Hedgcoxe Health Plaza (4)	Interest only	30-day LIBOR +4.00% with a 2% LIBOR floor	$5,060,000	$5,060,000	July 31, 2012
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50%—fixed	$7,033,000	$7,136,000	January 5, 2015
Oakleaf Village Portfolio (3)	Principal and interest at a 30-year amortization rate	5.45% plus the greater of 1% or the 3 month LIBOR	$17,538,000	$17,644,000	April 30, 2015
River’s Edge of Yardley (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$6,500,000	$2,500,000	July 1, 2019
Rome LTACH Project	Principal and interest at a 30-year amortization rate	4.5%—fixed	$13,509,000	(5)	March 31, 2017

The Oaks Bradenton (2)	Principal and interest at a 30-year amortization rate.	4.45%—fixed	$4,095,000	$2,697,000	July 1, 2019
Terrace at Mountain Creek (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,775,000	$5,700,000	July 1, 2019
Woodland Terrace at the Oaks	Months 1-22 interest only. Month 23 to maturity principal and interests at a 25-year amortization rate	3Mo LIBOR +3.75% with a floor of 5.75%	$5,800,000	$5,800,000	May 1, 2014

			$111,446,000	$85,978,000

(1)	As of June 30, 2012 and December 31, 2011, all notes payable are secured by the underlying real estate.
(2)	These loans were refinanced in June 2012 under the Multifamily Loan and Securities Agreement discussed above.
(3)	The aggregate loan amount is composed of a restatement date balance of approximately $12.9 million outstanding with respect to a prior loan, and an additional amount of approximately $5.1 million disbursed on the closing date.
(4)	In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. The initial term of the credit facility was 24 months, maturing on November 18, 2012, and could be extended by six months subject to satisfaction of certain conditions, including payment of an extension fee. The actual amount of credit available under the credit facility was a function of certain loan to cost, loan to value and debt service coverage ratios contained in the credit facility. The amount outstanding under the credit facility was $5.1 million and $16.3 million at June 30, 2012 and December 31, 2011, respectively. Effective August 2011, the KeyBank agreement was amended to convert the credit facility to a term loan, revised certain loan covenants and changed the maturity date July 31, 2012, which can be extended to October 30, 2012 subject to satisfaction of certain conditions, including payment of an extension fee. On August 14, 2012, the Company repaid the Key Bank credit facility with the refinancing proceeds of a $5.6 million loan from KeyBank National Association.
(5)	Not applicable as this entity was an unconsolidated joint venture at December 31, 2011.

Principal payments due on our notes payable for July 1, 2012 to December 31, 2012 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2012 to December 31, 2012	$5,918,000
2013	$1,726,000
2014	$11,459,000
2015	$24,724,000
2016	$1,351,000
2017 and thereafter	$66,268,000

Interest Expense and Deferred Financing Cost

For the three months ended June 30, 2012 and 2011, the Company incurred interest expense, including amortization of deferred financing costs of $1.6 million and $1.4 million, respectively. For the six months ended June 30, 2012 and 2011, the Company incurred interest expense, including amortization of deferred financing costs of $3.0 million and $2.7 million, respectively. As of June 30, 2012 and December 31, 2011, the Company’s net deferred financing costs were approximately $1.5 million and $0.8 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2012, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds in our initial and follow-on public offering. As of June 30, 2011, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for total gross proceeds of approximately $132.3 million in our initial public offering and follow-on public offering.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock at their election. We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of June 30, 2012 and December 31, 2011, approximately 551,000 shares had been issued under the distribution reinvestment plan.

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

The following are the distributions declared during the six months ended June 30, 2012 and 2011:

	Distribution Declared (1)
Period	Cash	Reinvested	Total
First quarter 2011	$1,152,000	$1,124,000	$2,276,000
Second quarter 2011	$2,436,000	$—	$2,436,000
First quarter 2012	$801,000	$—	$801,000
Second quarter 2012	$799,000	$—	$799,000

(1)	Distributions declared represented a return of capital and taxable ordinary income for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On June 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the prior annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including June 30, 2012. Distributions are paid quarterly commencing with the third quarter distribution paid in October 2011. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

From our inception in October 2006 through June 30, 2012, we declared aggregate distributions of $16.2 million and our cumulative net loss during the same period was $16.8 million.

Stock Repurchase Program

We adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being repurchased in connection with a stockholder’s death. Under our stock repurchase program, the repurchase price varies depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time on 30 days prior notice to stockholders. Our board of directors may modify our stock repurchase program so that we can repurchase stock using the proceeds from the sale of our real estate investments or other sources, however, we have no obligation to repurchase our stockholders’ shares. Our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholders purchase price if the stockholder held the shares for less than three years. Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to adjust the repurchase price for our shares of stock, or suspend or terminate our stock repurchase program.

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

During the three and six months ended June 30, 2012, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	33,008	$9.98
February	—	$—
March	—	$—

First quarter 2012	33,008	$9.98
April	9,203	$9.00
May	17,582	$9.00
June	—	$—

Second quarter 2012	26,785	$9.00

	59,793

During the three and six months ended June 30, 2011, we repurchased 123,478 and 167,308 shares, respectively, pursuant to our stock repurchase program.

During the six months ended June 30, 2012, we received requests to have an aggregate of 62,293 shares repurchased pursuant to our stock repurchase program. Of these requests 2,500 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011.

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

Organizational and Offering Costs. Organizational and offering costs of our offerings paid by the Prior Advisor on our behalf were reimbursed to the Prior Advisor from the proceeds of our offerings. Organizational and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor is required to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings. As of June 30, 2012 and December 31, 2011, the Prior Advisor and its affiliates had incurred organizational and offering costs totaling approximately $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. Upon the execution of the Omnibus Agreement, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to Prior Advisor pursuant to the 2011 Advisory Agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our condensed consolidated balance sheet.

Acquisition Fees and Expenses. The 2012 Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 1.0% of the investments acquired, including any debt attributable to such investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. The 2011 Advisory Agreement required us to pay the Prior Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees were paid upon receipt of offering proceeds, and the balance were paid at the time we acquired a property. However, if the 2011 Advisory Agreement was terminated or not renewed, the Prior Advisor was obligated to return acquisition fees not yet allocated to one of our investments. In addition, we were required to reimburse the Prior Advisor for direct costs the Prior Advisor incurred and amounts the Prior Advisor paid to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months and six months ended June 30, 2012 the Advisor earned approximately $0.1 million of acquisition fees. For the three months and six months ended June 30, 2011, the Prior Advisor earned approximately $0.2 million and $0.5 million in acquisition fees, respectively. As of June 30, 2011, the amount of acquisition fees that had been paid to the Prior Advisor but not allocated to one of our investments was $0.9 million. That amount was expensed and included in real estate acquisition costs and earn out costs in our condensed consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.

Financing Coordination Fee. The 2012 Advisory Agreement requires us to pay the Advisor a financing coordination fee equal to 0.5% of the gross amount of any refinancing, provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any debt obligations secured by any particular Asset that was previously subject to a refinancing in which the Advisor received a financing coordination fee within the immediately preceding three year period. For the three months and six months ended June 30, 2012 the Advisor earned approximately $0.2 million of financing coordination fees. The 2011 Advisory Agreement did not provide for a financing coordination fee.

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

For the three months and six months ended June 30, 2012, the Advisor earned approximately $0.5 million and $1.0 million of management fees, respectively. For the three months six months ended June 30, 2011, the Prior Advisor earned approximately $0.4 million and $0.8 million of management fees, respectively. These fees were expensed. For the three months and six months ended June 30, 2011, the Prior Advisor also incurred approximately $0.2 million and $0.4 million of direct and indirect costs and expenses, which are included in asset management fees and expensed in the condensed consolidated statement of operations. No comparable charges were made by the Advisor in 2012.

Operating Expenses. The 2012 Advisory Agreement does not provide for the reimbursement of the Advisor’s direct or indirect costs of providing administrative services to us. Accordingly, there were no such charges for the three months and six months ended June 30, 2012. The 2011 Advisory Agreement provided for reimbursement of the Prior Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months and six months ended June 30, 2011, approximately $0.4 million and $0.8 million of such costs were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations.

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

For the three months ended June 30, 2012, our management fees and expenses and operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. For the four quarters ended June 30, 2012, our management fees and expenses and operating expenses totaled $5.0 million. This amount exceeded the greater of 2% of our average invested assets and 25% of our net loss by $1.6 million. Our Independent Directors Committee determined that the Excess Amount was justified as unusual and non-recurring due to recent exploration of strategic alternatives for the Company and transition to a new advisor.

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

Dealer Manager Agreements

Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Prior Advisor, was the dealer manager for our initial and follow-on public offerings, prior to the suspension of our follow-on offering on April 29, 2011. As such, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the primary offerings. PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the primary offerings. The 2011 Advisory Agreement required the Prior Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) were in excess of 13.5% of gross proceeds from our primary offerings. For the three months and six months ended June 30, 2011, PCC earned sales commission and dealer manager fees of approximately $0.3 million and $1.7 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

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

On April 14, 2011, through a wholly-owned subsidiary, we purchased an assisted-living property, Sunrise of Allentown, from an affiliate of Sunrise Senior Living, Inc., for $9.0 million. The property has been rebranded as Woodland Terrace at the Oaks at the Oaks Senior Living. The acquisition of Woodland Terrace at the Oaks was funded with proceeds from our public offerings and a mortgage loan from an unaffiliated lender, post-closing.

On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed approximately $2.7 million of capital to acquire a 75% limited partnership interest in Rome LTH Partners, LP (“Rome LTH”). Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our Prior Advisor, contributed approximately $0.5 million of capital to acquire a 15% limited partnership interest in Rome LTH. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.3 million to acquire an aggregate 9.5% limited partnership interest in Rome LTH. A fourth affiliate of the Cirrus Group acted as the general partner and held the remaining 0.5% in Rome LTH. In April 2012, we acquired the interest of Cornerstone Private Equity Fund Operating Partnership, LP and the Cirrus Group affiliates in Rome LTH for a total payment of approximately $5.2 million. As of June 30, 2012 and December 31, 2011, we owned a 100% and 75% limited partnership interest in Rome LTH. We began consolidating Rome LTH when we obtained control of this venture in April 2012.

As of June 30, 2012, the Rome LTACH Project purchase price allocation to the fair value of assets acquired and liabilities assumed is not yet complete. Accounting and valuation activity that could impact the opening balance estimates shown below is expected to be complete by the end of the third quarter 2012.

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

	Forestview Manor	Sunrise of Allentown	Rome LTACH Project
Land	$1,320,000	$1,000,000	$—
Buildings & improvements	6,803,000	6,395,000	16,300,000
Site improvements	1,040,000	350,000	—
Furniture & fixtures	350,000	220,000	—
Intangible assets	960,000	590,000	2,018,000
Goodwill	277,000	445,000	545,000

Real estate acquisition	$10,750,000	9,000,000	18,863,000

Acquisition expenses	$160,000	$142,000	$182,000

The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 have been prepared to reflect the incremental effect of the Forestview Manor and Sunrise of Allentown acquisitions as if such acquisitions had occurred on January 1, 2011. For the three and six months ended June 30, 2011, acquisition-related costs of $0.1 million and $0.3 million, respectively, were excluded from the pro forma net loss.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Revenues	$11,453,000	$10,810,000
Net loss	$(393,000)	$(1,618,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.03)	$(0.12)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues	$22,557,000	$21,261,000
Net loss	$(640,000)	$(3,471,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.05)	$(0.28)

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

The Company recorded revenues of $0.6 for the six months ended June 30, 2012 and net loss of $0.1 million for the six months ended June 30, 2012, respectively, for the Rome LTACH Project. Prior to April of 2012, the Rome LTACH Project was being accounted for under the equity method.

15. Subsequent Events

On August 14, 2012, the Company repaid the KeyBank credit facility with the refinancing proceeds of a $5.6 million loan from KeyBank National Association. This loan has a ten year term with interest at 4.9% and payments of principal on a 30 year amortization rate.

16. Immaterial Corrections to Prior Period Financial Statements

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011, the Company determined that it should have been accounting for certain investments in joint ventures on the equity method rather than by consolidating these investments. The Company reviewed the impact of these errors on the prior period financial statements and determined that the errors were not material to the financial statements. However, the Company has corrected the accompanying condensed consolidated financial statements and related footnotes to reflect these joint venture investments on the equity method of accounting.

A summary of the effects of the correction of these immaterial errors on our consolidated financial statements for the three and six month periods ended June 30, 2011 and as of December 31, 2011 are presented in the tables below:

	December 31, 2011
	As Previously Reported	As Corrected
ASSETS
Cash and cash equivalents	$28,258,000	$27,972,000
Investments in real estate
Land	21,270,000	20,713,000
Buildings and improvements, net	114,584,000	100,687,000
Furniture, fixtures and equipment, net	2,562,000	2,562,000
Construction in progress	5,218,000	—
Intangible lease assets, net	5,581,000	3,865,000

Total	149,215,000	127,827,000
Deferred financing costs, net	1,121,000	824,000
Investments in unconsolidated entities	—	3,387,000
Tenant and other receivables	1,808,000	1,366,000
Deferred costs and other assets	1,948,000	1,938,000
Restricted cash	3,873,000	3,806,000
Goodwill	5,965,000	5,965,000

Total assets	$192,188,000	$173,085,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,059,000	$85,978,000
Accounts payable and accrued liabilities	7,683,000	3,899,000
Prepaid rent and security deposits	1,740,000	1,535,000
Dividends payable	814,000	814,000

Total liabilities	110,296,000	92,226,000
Stockholders’ equity (deficit):
Common stock	129,000	129,000
Additional paid-in capital	96,542,000	96,542,000
Accumulated deficit	(17,054,000)	(17,054,000)

Total controlling stockholders’ equity (deficit)	79,617,000	79,617,000
Noncontrolling interest	2,275,000	1,242,000

Total equity (deficit)	81,892,000	80,859,000

Total liabilities and equity	$192,188,000	$173,085,000

	2011 Three months ended June 30		2011 Six months ended June 30
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Revenues:
Rental revenues	$8,371,000	$7,861,000	$15,931,000	$15,071,000
Resident fees and services	2,020,000	2,020,000	3,722,000	3,722,000
Tenant reimbursements and other income	308,000	234,000	631,000	513,000

	10,699,000	10,115,000	20,284,000	19,306,000
Expenses:
Property operating and maintenance expenses	6,464,000	6,372,000	12,152,000	12,001,000
General and administrative expenses	1,297,000	1,292,000	1,961,000	1,958,000
Asset management fees and expenses	376,000	376,000	807,000	807,000
Real estate acquisition costs and contingent consideration	514,000	514,000	1,641,000	1,431,000
Depreciation and amortization	2,129,000	1,974,000	3,990,000	3,712,000

	10,780,000	10,528,000	20,551,000	19,909,000

Loss from operations	(81,000)	(413,000)	(267,000)	(603,000)
Other income (expense):
Interest income	3,000	3,000	7,000	7,000
Interest expense	(1,604,000)	(1,403,000)	(3,080,000)	(2,726,000)
Net income (loss) from unconsolidated entities	—	99,000	—	(15,000)

Net loss	(1,682,000)	(1,714,000)	(3,340,000)	(3,337,000)
Less: Net income (loss) attributable to the noncontrolling interests	16,000	(16,000)	(49,000)	(46,000)

Net loss attributable to common stockholders	$(1,698,000)	$(1,698,000)	$(3,291,000)	$(3,291,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.13)	$(0.13)	$(0.26)	$(0.26)

	2011 6 months ended 6/30
	As Previously Reported	As Corrected
Cash flows from operating activities:
Net loss	$(3,340,000)	$(3,337,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	283,000	120,000
Depreciation and amortization	3,990,000	3,712,000
Straight-line rent amortization	(452,000)	(251,000)
Real estate earn out costs	721,000	511,000
Equity loss from an unconsolidated entity		15,000
Bad debt expense	1,630,000	1,630,000
Change in operating assets/liabilities:
Tenant and other receivables	299,000	39,000
Prepaid expenses and other assets	(1,027,000)	(1,033,000)
Restricted cash	(221,000)	(154,000)
Prepaid rent and security deposits	498,000	352,000
Payable to related parties	(38,000)	(38,000)
Accounts payable and accrued liabilities	1,475,000	1,739,000
Receivable from related parties	(1,630,000)	(1,630,000)

Net cash provided by operating activities	2,188,000	1,675,000

Cash flows from investing activities:
Real estate acquisitions	(19,751,000)	(19,741,000)
Additions to real estate	(371,000)	(371,000)
Payments for construction in progress	—	(81,000)
Purchase of an interest in an unconsolidated entity	—	(897,000)
Changes in Restricted cash	(118,000)	(118,000)
Development of real estate	(2,807,000)
Acquisition deposits	100,000	100,000
Distributions from unconsolidated joint ventures	—	227,000

Net cash used in investing activities	(22,947,000)	(20,881,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,160,000	14,160,000
Redeemed shares	(1,604,000)	(1,604,000)
Proceeds from issuance of notes payable	16,901,000	14,571,000
Repayment of notes payable	(395,000)	(399,000)
Payment of real estate earn out costs	(1,000,000)	(1,000,000)
Offering costs	(1,917,000)	(1,917,000)
Deferred financing costs	(302,000)	(150,000)
Distributions paid to stockholders	(3,149,000)	(3,149,000)
Distributions paid to noncontrolling interest	(71,000)	—

Net cash provided by financing activities	22,623,000	20,512,000

Net increase in cash and cash equivalents	1,864,000	1,306,000

Cash and cash equivalents - beginning of period	29,819,000	29,718,000

Cash and cash equivalents - end of period	31,683,000	31,024,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,718,000	$2,364,000
Cash paid for income taxes	441,000	441,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	801,000	801,000
Distribution reinvested	1,484,000	1,484,000
Accrued real estate development costs	279,000	—
Accrued promote monetization liability	2,018,000	—
Deferred financing amortization capitalized to real estate development	20,000	—

	2011
	As Previously Reported	As Corrected
Retained Earnings (Accumulated Deficit)
Beginning of period – December 31, 2010	(11,722,000)	(11,722,000)
End of period – June 30, 2011	(15,013,000)	(15,013,000)

The Company notes that certain balances within the condensed consolidated statement of equity from December 31, 2010 and June 30,2011 were corrected as a result of the correction of the immaterial error noted above. The noncontrolling interest balance at December 31, 2010 was reported as $2.8 million and has been adjusted to $1.7 million, which changed total equity from a reported balance of $82.8 million to an adjusted balance of $81.7 million. The noncontrolling interest balance at June 30, 2011 was reported as $2.7 million and has been adjusted to $1.7 million, which changed total equity from a reported balance of $86.8 million to an adjusted balance of $85.8 million. There were no other changes in the condensed consolidated statement of equity as a result of the correction of the above noted immaterial error.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The 2011 financial information reflects the effects of the corrections described in Note 16, Immaterial Corrections to Prior Period financial statements included in Item 1. financial statements of this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets.

•	changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our proposed market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2011 and this quarterly report on Form 10-Q.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest the net proceeds from our offerings primarily in investment real estate including health care properties and other real estate related assets located in markets in the United States. As of June 30, 2012, we had raised approximately $127.0 million of gross proceeds from the sale of approximately 12.7 million shares of our common stock in our initial and follow-on public offerings.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee evaluation of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration was the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced.

Effective January 1, 2012, our business is managed by Sentio Investments, LLC (the “Advisor”), under the terms of the 2012 Advisory Agreement. Prior to January 1, 2012, Leveraged Realty Advisors was our advisor (the “Prior Advisor”) under the terms of the. Company’s Advisory Agreement with the Prior Advisor (the “2011 Advisory Agreement”).

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

Market Outlook — Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. Despite certain recent more positive economic indicators and improved stock market performance, the economic environment continues to be unpredictable and to present challenges that may delay the implementation of our business strategy or force us to modify it.

Despite the economic conditions discussed above, the demand for health care services is projected to continue to grow for the foreseeable future. The Centers for Medicare and Medicaid Services estimates national health expenditures at 17.9% of GDP and projects that healthcare expenditures will increase at a rate of 4.2% in 2012, 3.8% in 2013, 7.4% in 2014 and an average of 6.2% from 2015 to 2019. The elderly are an important component of health care utilization, especially independent living services, assisted-living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. The elderly population aged 65 and over is projected to increase to approximately 16% of the total population by 2019 from approximately 13% of the total population in 2009.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

As of June 30, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first senior housing property in January 2009, and as of June 30, 2012, we owned 14 properties. These properties included ten assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment and one medical office building and one development healthcare facility held in unconsolidated entities. One of the senior living properties, Woodland Terrace at the Oaks, was acquired in April 2011, one triple-net leased healthcare facility, Rome LTACH, began operations during the first quarter of 2011 and Physicians Centre MOB, which is held in an unconsolidated entity, was acquired in April 2012. In April 2012, we also acquired our partners’ interests in the Rome LTACH investment, and as a result of the acquisition, the investment is consolidated in our June 30, 2012 condensed consolidated financial statements. The Rome LTACH investment is presented under the equity method in periods prior to the April 2012 acquisition. During the three months ended June 30, 2011, we owned 13 properties, including ten assisted-living facilities, one medical office building and one operating healthcare facility and one development healthcare facility, which were deemed to be unconsolidated entities. In the second quarter of 2011, our Board of Directors began an evaluation of strategic alternative that was concluded in the fourth quarter of 2011 and resulted in the appointment of a new advisor, effective January 1, 2012. The results of our second quarter 2012 and 2011 operations are affected by the consolidation of the Rome LTACH investment in the second quarter of 2012 and the impact of 2011 strategic considerations on general and administrative expenses.

Comparison of the Three Months Ended June 30, 2012 and 2011

	Three Month Ended June 30,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$2,549,000	$2,740,000	$(191,000)	(7)%
Triple-net leased properties	1,319,000	809,000	510,000	63%
Medical office building	218,000	194,000	24,000	12%

Total portfolio net operating income	$4,086,000	$3,743,000	$343,000	9%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$4,086,000	$3,743,000	$343,000	9%
Unallocated (expenses) income:
General and administrative expenses	(370,000)	(1,292,000)	(922,000)	71%
Asset management fees and expenses	(503,000)	(376,000)	127,000	(34)%
Real estate acquisitions costs and earn out costs	(190,000)	(514,000)	(324,000)	63%
Depreciation and amortization	(1,530,000)	(1,974,000)	(444,000)	22%
Interest income	1,000	3,000	2,000	(100)%
Interest expense	(1,597,000)	(1,403,000)	194,000	14%
Other income/expense	(146,000)	0	146,000	100%
(Loss) income from unconsolidated entities	(442,000)	99,000	840,000	100%
Fair value adjustment for equity method investment	1,282,000	0	1,282,000	100%

Net income (loss)	$591,000	$(1,714,000)	$1,123,000	66%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2012 decreased to $2.5 million from $2.7 million for the three months ended June 30, 2011. The decrease is primarily due to the acquisition of Woodland Terrace at the Oaks in April 2011 and lower property taxes for Hilliard due to a favorable property tax settlement in 2012.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,715,000	$5,774,000	$941,000	16%
Resident services and fee income	2,311,000	2,020,000	291,000	14%
Tenant reimbursement and other income	137,000	65,000	72,000	110%
Less:
Property operating and maintenance expenses	(6,614,000)	(5,119,000)	1,495,000	29%

Total portfolio net operating income	$2,549,000	$2,740,000	$(191,000)	(7)%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.3 million for the three months ended June 30, 2012 compared to $0.8 million for the three months ended June 30, 2011, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are consolidated in our condensed consolidated financial statements and included in the operations of our Triple-net Leased Segment for the three months ended June 30, 2012. In the comparable period of 2011, Rome LTACH was accounted for as an equity investment and its operating results were not included in our Triple-net Leased Properties segment.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,325,00	$1,886,000	$(561,000)	(30)%
Tenant reimbursement and other income	222,000	113,000	109,000	96%
Less:
Property operating and maintenance expenses	(228,000)	(1,190,000)	(962,000)	(81)%

Total portfolio net operating income	$1,319,000	$809,000	$510,000	63%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months period ended June 30, 2012 of $0.2 million was comparable to net operating income for the three months ended June 30, 201l.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$209,000	$201,000	$8,000	4%
Tenant reimbursement and other income	88,000	56,000	32,000	57%
Less:
Property operating and maintenance expenses	(79,000)	(63,000)	16,000	25%

Total portfolio net operating income	$218,000	$194,000	$24,000	12%

Unallocated (expenses) income

General and administrative expenses decreased to $0.3 million for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011. The decrease was due to lower legal, other professional fees and board of director fees (approximately $0.6 million) and the elimination of direct or indirect costs of providing administrative services reimbursed to the Prior Advisor (approximately $0.4 million). Legal, professional and board of director fees were higher in the second quarter of 2011 as a result of consideration of strategic alternatives in that period. Direct and indirect expenses incurred by the Prior Advisor were reimbursed by the Company under the terms of that 2011 Advisory Agreement. The 2012 Advisory Agreement does not have such a provision. These reductions in expenses were partially offset by higher recurring expenses in 2012, principally income taxes, tax services and insurance. The Company recognized a non-recurring tax benefit in the second quarter of 2011.

As a result of the change in calculation of asset management fees provided for in the 2012 Advisory Agreement, asset management fees for the three months ended June 30, 2012 and 2011 increased to $0.5 million from $0.4 million. Depreciation and amortization for the same periods decreased to $1.5 million from $2.0 million, as a result of lower in-place lease and tenant relationship amortization costs, partially offset by increases in depreciation of buildings, improvements and tenant improvements. In-place lease and tenant relationship costs, which relate to the allocation of property purchase price, were completely amortized in 2011 for several properties.

For the three months ended June 30, 2012 and 2011, real estate acquisition costs and earn out costs were $0.2 million and $0.5 million, respectively. Real estate acquisition cost in 2012 consisted primarily of costs associated with acquisition of the minority interest in the Rome LTACH property, while 2011 real estate acquisition costs consisted of fees paid to the Prior Advisor for the acquisition Woodland Terrace at the Oaks and upon the receipt of offering proceeds, acquisition costs paid directly to third-parties and, an earn out provision related to GreenTree at Westwood. A portion of the acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance was paid at the time of investment acquisition.

Interest expense for the three months ended June 30, 2012 increased to $1.6 million from $1.4 million for the three months ended June 30, 2011 principally due to higher debt levels associated with the acquisition of Woodland Terrace at the Oaks in April 2011, and a higher average balance outstanding on the Rome LTACH property which was completed during the first quarter of 2011 and refinanced at a lower interest rate and a higher loan balance in April 2012.

(Loss) income from an unconsolidated entity increased to $0.4 million for the three months ended June 30, 2012 from $0.1 million of income for the three months ended June 30, 2011. The second quarter 2012 loss related to the operations of the Physicians Centre MOB joint venture. The second quarter 2011 income related to the operations of the Rome LTACH joint venture, in which we acquired a controlling interest in April 2012 and which, as a result, was consolidated in the second quarter of 2012.

Comparison of the Six Months Ended June 30, 2012 and 2011

	Six Month Ended June 30,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$5,490,000	$5,307,000	$183,000	3%
Triple-net leased properties	2,128,000	1,618,000	510,000	32%
Medical office building	427,000	380,000	47,000	12%

Total portfolio net operating income	$8,045,000	$7,305,000	$740,000	10%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$8,045,000	$7,305,000	$740,000	10%
Unallocated (expenses) income:
General and administrative expenses	(1,204,000)	(1,958,000)	(754,000)	(39)%
Asset management fees and expenses	(984,000)	(807,000)	177,000	22%
Real estate acquisitions costs and earn out costs	(206,000)	(1,431,000)	(1,225,000)	86%
Depreciation and amortization	(2,963,000)	(3,712,000)	(749,000)	20%
Interest income	1,000	7,000	(6,000)	86%
Interest expense	(3,024,000)	(2,726,000)	298,000	11%
Other income/expense	(152,000)	0	152,000	100%
Loss from unconsolidated entities	(376,000)	(15,000)	891,000	59%
Fair value adjustment for equity method investment	1,282,000	0	1,282,000	100%

Net income (loss)	$419,000	$(3,337,000)	$(2,918,000)	87%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities, depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2012 increased to $5.5 million from $5.3 million for the six months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$13,540,000	$11,974,000	$1,566,000	13%
Resident services and fee income	4,589,000	3,722,000	867,000	23%
Tenant reimbursement and other income	279,000	175,000	104,000	59%
Less:
Property operating and maintenance expenses	(12,918,000)	(10,564,000)	2,354,000	22%

Total portfolio net operating income	$5,490,000	$5,307,000	$183,000	3%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $2.1 million for the six months ended June 30, 2012, compared to $1.6 million for the six months ended June 30, 2011, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are consolidated in our consolidated condensed financial statements and included in the operations of our Triple-net Leased Segment for the three months ended June 30, 2012. In the comparable period of 2011, Rome LTACH was presented as an equity investment and its operating results were not included in our Triple-net Leased Properties segment.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$2,134,000	$2,695,000	$(561,000)	(21)%
Tenant reimbursement and other income	371,000	227,000	144,000	63%
Less:
Property operating and maintenance expenses	(377,000)	(1,304,000)	(927,000)	(71)%

Total portfolio net operating income	$2,128,000	$1,618,000	$510,000	32%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the six months ended June 30, 2012 was comparable to the six months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$420,000	$402,000	$18,000	4%
Tenant reimbursement and other income	159,000	111,000	48,000	43%
Less:
Property operating and maintenance expenses	(152,000)	(133,000)	19,000	14%

Total portfolio net operating income	$427,000	$380,000	$47,000	12%

Unallocated (expenses) income

General and administrative expenses decreased to $1.2 million for the six months ended June 30, 2012 from $2.0 million for the six months ended June 30, 2011. The decrease was due to lower legal, other professional fees and board of director fees (approximately $0.6 million) and the elimination of direct or indirect costs of providing administrative services reimbursed to the Prior Advisor (approximately $0.8 million). Legal, professional and board of director fees were higher in the second quarter of 2011 as a result of consideration of strategic alternatives in that period. Direct and indirect expenses incurred by the Prior Advisor were reimbursed by the Company under the terms of that 2011 Advisory Agreement. The 2012 Advisory Agreement does not have such a provision. These reductions in expenses were partially offset by higher recurring expenses in 2012, principally income taxes, audit fees and insurance. The Company recognized a non recurring tax benefit in the second quarter of 2011, which decreased income tax expense.

As a result of the change in calculation of asset management fees provided for in the 2012 Advisory Agreement, asset management fees for the six months ended June 30, 2012 increased to $1.0 million from $0.8 million of asset management fees and expense reimbursement for the comparable period of 2011. Depreciation and amortization for six months ended June 30, 2012 decreased to $3.0 million from $3.7 million for the comparable period of 2011, as a result of lower in-place lease and tenant relationship amortization costs. These costs, which relate to the allocation of property purchase price, were completely amortized in 2011 for several properties.

For the six months ended June 30, 2012 and 2011, real estate acquisition costs and earn out costs were $0.2 million and $1.4 million, respectively. Real estate acquisition cost in 2012 consisted primarily of costs associated with the acquisition of the Rome LTACH minority interests, while 2011 real estate acquisition costs consisted of fees paid to the Prior Advisor, acquisition costs paid directly to third-parties, an earn out provision related to GreenTree at Westwood and monetization of the Rome LTACH promote. The higher 2011 acquisition costs were due to higher third party expenses related to transactions closed or in process during the first quarter of 2011, acquisition fees paid related to equity raised in the first quarter of 2011, and estimated amounts to be paid in connection with the Greentree acquisition earn out and the Rome LTACH promote monetization provision. A portion of the acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance was paid at the time of investment acquisition.

Interest expense for the six months ended June 30, 2012 increased to $3.0 million from $2.7 million for the six months ended June 30, 2011 principally due to higher debt levels associated with the acquisition of Woodland Terrace at the Oaks in April 2011 and a higher average balance outstanding on the Rome LTACH property which was completed during the first quarter of 2011 and refinanced at a lower interest rate and a higher loan balance in April 2012.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a gain of $1.3 million.

Loss from an unconsolidated entity increased to $0.4 million for the six months ended June 30, 2012 from $0 million in the comparable period of the prior year. The 2012 loss related primarily to the operations of the Physicians Centre MOB joint venture purchased in April 2012, while the 2011 amount related to the operations of Rome LTACH joint venture in which we acquired a controlling interest in April 2012 and which, as a result, was consolidated in the second quarter of 2012.

Liquidity and Capital Resources

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration is the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced, if at all. In addition to uncertainties associated with potentially engaging a new dealer manager and possibly restarting our public offering, financial markets continue to experience volatility and uncertainty. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities, could be adversely affected by an inability to successfully resume our public offering and to secure financing at reasonable terms, if at all.

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our common stock, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements and capital improvements for the payment of operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

As of June 30, 2012, a total of approximately 12.7 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of approximately $127.0 million. We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from our public offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that our public offering is not fully sold, our ability to diversify our investments may be diminished.

As of June 30, 2012, we had approximately $32.0 million in cash and cash equivalents on hand. Our liquidity will increase if additional subscriptions for shares are accepted in our follow-on public offering and if refinancing results in excess loan proceeds and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

The KeyBank credit facility has a maturity date in the second half of 2012. Three of the four properties financed with the KeyBank credit facility have been refinanced with longer term fixed rate financing. We are pursuing opportunities to refinance the one property remaining on the Key Bank loan, as well as refinancing other variable rate borrowings at lower borrowing rates to take advantage of favorable interest rates. Although the response to our refinancing efforts to date in 2012 has been positive, there can be no assurance that the Company will be able to refinance its obligations at favorable rates or at all. We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings in the next twelve months. We expect to fund stockholder distributions from the excess of cash on hand and from the excess of cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). In August 2011, the terms of the agreement were amended to convert the Facility from a revolving loan commitment to a term loan and reduced the maximum amount of the commitment from $25.0 million to the current outstanding amount of $16.3 million. The amendment also changed the maturity date of the Facility from November 18, 2012 to July 31, 2012 (subject to one ninety-day extension option). On June 11, 2012, we entered into MultiFamily Loan and Securities Agreements (the “Loans”) with KeyCorp Real Estate Capital Markets, Inc., originated under Fannie Mae’s Delegated Underwriting and Servicing Product Line, to refinance five properties, including three of the properties previously on the facility. As of June 30, 2012, the Facility had a balance of approximately $5.1 million. On August 14, 2012, the Company repaid the KeyBank credit facility with refinancing proceeds of a $5.6 million loan from KeyBank National Association.

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

	Distributions Declared			Cash Flow from Operations
Period	Cash	Reinvested	Total
First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
Second quarter 2011	$2,436,000	$0	$2,436,000	$92,000
First quarter 2012	$801,000	$0	$801,000	$1,544,000
Second quarter 2012	$799,000	$0	$799,000	$2,374,000

From our inception in October 2006 through June 30, 2012, we declared aggregate distributions of $16.2 million and our cumulative net loss during the same period was $16.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2012, we had approximately $35.8 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.4 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we may pay a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended June 30, 2012, our cash flow from operations was approximately $3.5 million. During that period we paid distributions to investors of approximately $3.2 million, all of which was paid to investors in cash.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)	On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million, was declared effective under the Securities Act of 1933 (the “IPO”). We stopped making offers under our IPO on February 3, 2011 after raising gross offering proceeds of approximately $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, our Registration Statement on Form S-11 (File No. 333-168013), covering a public offering of up to 55,000,000 shares of our common stock for an aggregate offering amount of $550.0 million, was declared effective under the Securities Act of 1933 (the “Follow-on Offering”). The Follow-on Offering has not terminated yet. As of June 30, 2012, we had sold an aggregate of 12.7 million shares of common stock in our IPO and the Follow-on Offering and raised aggregate gross proceeds of $127.0 million. From this amount, we incurred $12.3 million in selling commissions and dealer manager fees payable to our dealer manager and $4.2 million in acquisition fees payable to the Prior Advisor. As of March 31, 2011, we had also incurred organizational and offering costs related to the IPO and the Follow-on Offering totaling $5.1 million. We had acquired 14 properties and two investments that are unconsolidated entities as of June 30, 2012.

(c)	During the six months ended June 30, 2012, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	33,008	$9.98
February	0	$0
March	0	$0
April	9,203	$9.00
May	17,582	$9.00
June	0	$0

	59,793	0

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

3.3	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Multifamily Loan and Security Agreement by and Between Forestview Manor, LLC, and KeyCorp Real Estate Capital Markets, Inc., dated June 11, 2012 with Schedule disclosing other essentially similar Loan and Security Agreements (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 14, 2012).

10.2	Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent.

10.3	First Amendment dated as of June 21, 2012 to Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent.

10.4	Assignment and Assumption of Purchase and Sale Agreement dated as of June 28, 2012 by and between Sentio Leah Bay LLC and Sentio Leah Bay Portfolio LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of August 2012.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)