Form 10-Q/A
period 2012-06-30
Sentio Healthcare Properties Inc
filed 2012-08-24
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to Sentio Healthcare Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 6.	Exhibits

Ex.	Description

3.1*	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2*	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

3.3*	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

4.1*	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2*	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3*	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1*	Multifamily Loan and Security Agreement by and Between Forestview Manor, LLC, and KeyCorp Real Estate Capital Markets, Inc., dated June 11, 2012 with Schedule disclosing other essentially similar Loan and Security Agreements (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 14, 2012).

10.2*	Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent.

10.3*	First Amendment dated as of June 21, 2012 to Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent.

10.4*	Assignment and Assumption of Purchase and Sale Agreement dated as of June 28, 2012 by and between Sentio Leah Bay LLC and Sentio Leah Bay Portfolio LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in Sentio Healthcare Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.
**	Furnished with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of August 2012.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)