Form 10-Q
period 2012-09-30
Sentio Healthcare Properties Inc
filed 2012-11-15
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 12, 2012, there were 12,835,755 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$21,741,000	$27,972,000
Investments in real estate:
Land	23,193,000	20,713,000
Buildings and improvements, net	158,880,000	100,687,000
Furniture, fixtures and equipment, net	3,473,000	2,562,000
Intangible lease assets, net	6,371,000	3,865,000

	191,917,000	127,827,000
Deferred financing costs, net	1,715,000	824,000
Investment in unconsolidated entities	3,499,000	3,387,000
Tenant and other receivables, net	1,677,000	1,366,000
Restricted cash	3,664,000	3,806,000
Deferred costs and other assets	1,686,000	1,938,000
Goodwill	5,965,000	5,965,000

Total assets	$231,864,000	$173,085,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$145,460,000	$85,978,000
Accounts payable and accrued liabilities	3,174,000	3,899,000
Prepaid rent and security deposits	1,677,000	1,535,000
Distributions payable	807,000	814,000

Total liabilities	151,118,000	92,226,000
Commitments and contingencies
Equity:
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 20,000,000 shares authorized; no shares were issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,840,319, and 12,916,612 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	129,000	129,000
Additional paid-in capital	93,416,000	96,542,000
Accumulated deficit	(17,291,000)	(17,054,000)

Total stockholders’ equity	76,254,000	79,617,000
Noncontrolling interests	4,492,000	1,242,000

Total equity	80,746,000	80,859,000

Total liabilities and equity	$231,864,000	$173,085,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Rental revenue	$8,422,000	$7,942,000	$24,525,000	$23,013,000
Resident services and fee income	3,655,000	1,945,000	8,243,000	5,667,000
Tenant reimbursements and other income	312,000	362,000	1,121,000	876,000

	12,389,000	10,249,000	33,889,000	29,556,000
Expenses:
Property operating and maintenance	7,473,000	6,750,000	20,921,000	18,751,000
General and administrative expenses	423,000	1,243,000	1,632,000	3,201,000
Asset management fees and expenses	559,000	390,000	1,543,000	1,197,000
Real estate acquisition costs and contingent consideration	1,016,000	22,000	1,229,000	1,453,000
Depreciation and amortization	1,689,000	1,946,000	4,653,000	5,658,000

	11,160,000	10,351,000	29,978,000	30,260,000

Income (loss) from operations	1,229,000	(102,000)	3,911,000	(704,000)
Other income (expense):
Interest income	2,000	4,000	10,000	10,000
Interest expense	(1,790,000)	(1,436,000)	(4,818,000)	(4,161,000)
Other	—	—	(151,000)	—
Equity in income (loss) from unconsolidated entities	14,000	121,000	(363,000)	105,000
Fair value adjustment for equity method investment	—	—	1,282,000	—

Net loss	(545,000)	(1,413,000)	(129,000)	(4,750,000)
Net (loss) income attributable to noncontrolling interests	(16,000)	(20,000)	108,000	(66,000)

Net loss attributable to common stockholders	$(529,000)	$(1,393,000)	$(237,000)	$(4,684,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.04)	$(0.11)	$(0.02)	$(0.37)

Weighted-average number of common shares	12,853,483	12,985,804	12,877,929	12,629,155
Distribution declared, per common share	$0.06	$0.06	$0.19	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed shares	(76,293)	—	(719,000)	—	(719,000)	—	(719,000)
Noncontrolling interest contribution						3,444,000	3,444,000
Distributions	—	—	(2,407,000)	—	(2,407,000)	(302,000)	(2,709,000)
Net (loss) income	—	—	—	(237,000)	(237,000)	108,000	(129,000)

Balance — September 30, 2012	12,840,319	$129,000	$93,416,000	$(17,291,000)	$76,254,000	$4,492,000	$80,746,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2010	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$1,709,000	$81,691,000
Issuance of common stock	1,575,250	16,000	15,628,000	—	15,644,000	—	15,644,000
Redeemed shares	(195,998)	(2,000)	(1,889,000)	—	(1,891,000)	—	(1,891,000)
Offering costs	—	—	(1,890,000)	—	(1,890,000)	—	(1,890,000)
Distributions	—	—	(5,529,000)	—	(5,529,000)	—	(5,529,000)
Net loss	—	—	—	(4,684,000)	(4,684,000)	(66,000)	(4,750,000)

Balance — September 30, 2011	12,972,135	$130,000	$97,908,000	$(16,406,000)	$81,632,000	$1,643,000	$83,275,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(129,000)	$(4,750,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	356,000	321,000
Depreciation and amortization	4,653,000	5,658,000
Straight-line rent amortization	(527,000)	(375,000)
Real estate acquisition costs and contingent consideration	110,000	535,000
Fair value adjustment for equity method investment	(1,282,000)	—
Equity in loss (income) from unconsolidated entities	363,000	(121,000)
Bad debt expense	40,000	—
Change in deferred taxes	(191,000)	—
Changes in operating assets and liabilities:
Tenant and other receivables	205,000	180,000
Prepaid expenses and other assets	441,000	(1,091,000)
Restricted cash	95,000	(774,000)
Prepaid rent and tenant security deposits	142,000	737,000
Payable to related parties	—	(38,000)
Accounts payable and accrued liabilities	3,172,000	2,509,000

Net cash provided by operating activities	7,448,000	2,791,000

Cash flows from investing activities:
Real estate acquisitions	(20,941,000)	(19,751,000)
Additions to real estate	(620,000)	(342,000)
Payments for construction in progress	—	(471,000)
Purchase of an interest in an unconsolidated entity	(2,490,000)	(896,000)
Changes in restricted cash	47,000	(31,000)
Acquisition deposits	—	100,000
Distributions from unconsolidated joint ventures	143,000	466,000

Net cash used in investing activities	(23,861,000)	(20,925,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,160,000
Redeemed shares	(719,000)	(1,891,000)
Proceeds from notes payable	40,763,000	14,561,000
Repayments of notes payable	(25,529,000)	(584,000)
Offering costs	—	(1,917,000)
Deferred financing costs	(1,247,000)	(274,000)
Noncontrolling interest contribution	603,000	—
Payment of real estate contingent consideration	(980,000)	(1,000,000)
Distributions paid to stockholders	(2,407,000)	(3,950,000)
Distributions paid to noncontrolling interests	(302,000)	—

Net cash provided by financing activities	10,182,000	19,105,000

Net (decrease) increase in cash and cash equivalents	(6,231,000)	971,000
Cash and cash equivalents — beginning of period	27,972,000	29,718,000

Cash and cash equivalents — end of period	$21,741,000	$30,689,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,694,000	$3,761,000
Cash paid for income taxes	549,000	509,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	807,000	817,000
Distribution reinvested	—	1,484,000
Notes payable assumed and non-cash equity contribution in connection with real estate acquisition in connection with real estate acquisition	47,082,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At September 30, 2012, we owned 100% of the interest in the Operating Partnership and HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership and its subsidiaries are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan. As of September 30, 2012, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had suspended its analysis of strategic alternatives for the Company and concluded that the Company was well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors

Committee identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value. In particular, the Company is focused on enhancing portfolio performance by identifying investment and financing opportunities, implementing operational efficiencies and evaluating the potential for growth in the future. As of September 30, 2012, sales pursuant to our follow-on offering remained suspended.

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

Investments in Unconsolidated Entities

We account for our investments in unconsolidated joint ventures under the equity method of accounting. We exercise significant influence, but do not control these entities or direct the activities that most significantly impact the venture’s performance. Investments in unconsolidated entities are recorded initially at cost and subsequently adjusted for cash contributions and distributions. We recognize our allocable share of the equity in earnings of our unconsolidated entities based on the respective venture’s structure and preferences.

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

As of September 30, 2012, the Company had no components of other comprehensive income. Accordingly, net loss is equal to comprehensive loss for all periods presented.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2011 Annual Report on Form 10-K, as filed with the SEC.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of an equity method investment the Company obtained control of in April 2012 and notes payable discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

The fair market value of notes payable is estimated using lending rates available to us for financial instruments with similar terms and maturities and are classified as Level 2. As of September 30, 2012 and December 31, 2011, the fair value of notes payable was $147.1 million and $87.0 million, compared to the carrying values of $145.0 million and $86.0 million, respectively. Upon acquiring control of a previously unconsolidated entity, the Company recorded its equity method investment at fair value of $6.0 million, and recorded a gain of approximately $1.3 million. The fair value of the equity method investment was estimated using appraisals of the respective investment.

There were no transfers between Levels 1 or 2 during the three months and nine months ended September 30, 2012. The Company has no financial instruments classified using level 3 measurements as of September 30, 2012.

4. Investment in Real Estate and Unconsolidated Entities

The following table provides summary information regarding our current property portfolio.

Property	Location	Date Purchased	Gross Square Feet	Purchase Price	Sept. 30, 2012 Debt	Sept. 30, 2012 % Occupancy
Caruth Haven Court	Highland Park, TX	01/22/09	74,647	$20,500,000	$9,707,000	95%
The Oaks Bradenton	Bradenton, FL	05/01/09	18,172	$4,500,000	$4,085,000	97%
GreenTree at Westwood (1)	Columbus, IN	12/30/09	50,249	$5,150,000	$3,865,000	98%
Mesa Vista Inn Health Center	San Antonio, TX	12/31/09	55,525	$13,000,000	$6,981,000	100%
Rome LTACH Project (2)	Rome, GA	01/12/10	52,944	$18,900,000	$13,461,000	100%
Oakleaf Village Portfolio
Oakleaf Village at — Lexington	Lexington, SC	04/30/10	67,000	$14,512,000	$9,391,000	89%
Oakleaf Village at — Greenville	Greer, SC	04/30/10	65,000	$12,488,000	$8,094,000	70%
Global Rehab Inpatient Rehab Facility	Dallas, TX	08/19/10	40,828	$14,800,000	$7,373,000	100%
Terrace at Mountain Creek (3)	Chattanooga, TN	09/03/10	109,643	$8,500,000	$5,453,000	95%
Littleton Specialty Rehabilitation Facility	Littleton, CO	12/16/10	26,808	(4)	(4)	100%
Carriage Court of Hilliard	Hilliard, OH	12/22/10	69,184	$17,500,000	$13,325,000	94%
Hedgcoxe Health Plaza	Plano, TX	12/22/10	32,109	$9,094,000	$5,600,000	100%
River’s Edge of Yardley	Yardley, PA	12/22/10	26,146	$4,500,000	$6,484,000	100%
Forestview Manor	Meredith, NH	01/14/11	34,270	$10,750,000	$8,754,000	100%
Woodland Terrace at the Oaks	Allentown, PA	04/14/11	50,400	$9,000,000	$6,276,000	93%
Physicians Centre MOB	Bryan, TX	04/02/12	114,583	(5)	(5)	68%
Amber Glen	Urbana, IL	08/31/12	26,146	$13,440,000	$8,650,000	97%
Mill Creek	Springfield, IL	08/31/12	34,270	$12,180,000	$8,349,000	98%
Sugar Creek	Normal, IL	08/31/12	50,400	$11,880,000	$7,836,000	95%
Hudson Creek	Bryan, TX	08/31/12	114,583	$11,500,000	$7,997,000	70%

(1)

The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of December 31, 2011 and an earn-out payment of approximately $1.0 million was made in January of 2012. For the three month periods ended September 30, 2011, expense approximately $0.2 million related to the increased earn-out liability associated with the earn-out payment have been included in the condensed consolidated statements of operations under real estate acquisition costs and contingent consideration. For the nine month periods ended September 30, 2011, expense of approximately $0.5 million related to the increased earn-out liability associated with the earn-out payment have been included in the condensed consolidated statements of operations under real estate acquisition costs and contingent consideration.

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

(4)

Littleton Specialty Rehabilitation Facility, a development project and unconsolidated entity accounted for on the equity method, was completed in April 2012, and the single tenant began paying rent in July 2012, in accordance with the terms of the lease. Tenant operations commenced upon licensure of the facility in July 2012. As of September 30, 2012, real estate asset costs for the property were approximately $7.1 million and we had invested a total of approximately $1.6 million in this project.

(5)

On April 2, 2012, through a wholly owned subsidiary, the Company invested $2.5 million to acquire an interest in the Physicians Centre MOB along with Caddis Partners and related affiliates and a group of physician investors. This investment is accounted for on the equity method and discussed further in Note 5.

As of September 30, 2012, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,785,000	$5,052,000	$14,757,000
Accumulated depreciation and amortization	—	(7,905,000)	(1,579,000)	(8,386,000)

Net	$23,193,000	$158,880,000	$3,473,000	$6,371,000

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

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended September 30, 2012 and 2011 was approximately $1.2 million and $1.0 million, respectively. Depreciation expense associated with building and improvements, site improvements and furniture and fixtures for the nine months ended September 30, 2012 and 2011 was $3.2 million and $2.7 million, respectively.

Amortization associated with intangible assets for the three months ended September 30, 2012 and 2011 was $0.5 million and $1.0 million, respectively. Amortization associated with intangible assets for the nine months ended September 30, 2012 and 2011 was $1.5 million and $3.0 million, respectively. Estimated amortization for October 1, 2012 through December 31, 2012 and each of the subsequent years is as follows:

Intangible assets
October 2012 — December 2012	$407,000
2013	$2,712,000
2014	$330,000
2015	$330,000
2016	$329,000
2017	$328,000
2018 and thereafter	$1,935,000

The estimated useful lives for intangible assets range from approximately one to seventeen years. As of September 30, 2012, the weighted-average amortization period for intangible assets was seven years.

5. Investments in Consolidated Joint Ventures and Unconsolidated Entities

Consolidated Joint Ventures

Oakleaf Joint Venture

On April 30, 2010, we invested approximately $21.6 million to acquire 80% equity interests in Royal Cornerstone South Carolina Portfolio, LLC (“Portfolio LLC”) and Royal Cornerstone South Carolina Tenant Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Portfolio LLC and the Tenant LLC as the “Oakleaf Joint Venture”). In accordance with the joint venture agreement, the Company is deemed the managing member and consolidates these entities. The Oakleaf Joint Venture owns and operates two assisted-living properties located in Lexington and Greenville, South Carolina. As of September 30, 2012, total assets related to Oakleaf Joint Venture were approximately $25.6 million, which includes approximately $22.6 million of real estate assets, and total liabilities were approximately $17.9 million, which includes approximately $17.5 million of secured mortgage debt. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

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

In December 2011, The Cirrus Group notified us of their intended exercise of the promote monetization provisions of the Rome LTH operating agreement. On April 6, 2012, we acquired the interests of Cornerstone Private Equity Fund Operating Partnership, LP in the Rome LTH for $1.1 million. On April 12, 2012, we acquired the interests of The Cirrus Group in Rome LTH for $4.1 million, which included a $3.0 million payment of the promote termination amount. As of April 12, 2012, we owned 100% of Rome LTH. Upon acquiring control of Rome LTH, the Company recorded a gain on the fair value adjustment of this previously recorded equity method investment in the amount of $1.3 million during the period ended June 30, 2012 which is presented as a fair value adjustment for equity method investment in our statement of operations. The acquisition of interests was funded by approximately $2.6 million of equity raised in our offerings and $2.6 million of debt proceeds.

As of September 30, 2012, total assets related to this project were $19.2 million, which includes $18.4 million of net real estate related assets. Total liabilities were $13.5 million at September 30, 2012, which includes $13.5 million of secured mortgage debt. As of December 31, 2011, total assets related to this project were $16.5 million, which included $15.6 million of net real estate related assets. Total liabilities were $14.1 million at December 31, 2011, which includes $10.9 million of secured mortgage debt. For the three and nine months ended September 30, 2011, Rome LTH recorded revenue of $0.6 million and $1.6 million, and net income of $0.1 million and $0.1 million, respectively.

Leah Bay Joint Venture

On August 31, 2012, we invested approximately $49.5 million, to acquire an 80% joint venture interest in Sentio Leah Bay Portfolio, LLC (“Landlord LLC”) and Sentio Leah Bay TRS Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Landlord LLC and the Tenant LLC as the “Leah Bay Joint Venture”). Through two wholly-owned subsidiaries, the Company controls Landlord LLC and Tenant LLC and consolidates these entities. The Leah Bay Joint Venture owns and operates four memory care facilities located in Urbana, IL (Amber Glen), Springfield, IL (Mill Creek), Normal, IL (Sugar Creek) and Bryan, TX (Hudson Creek). As of September 30, 2012, total assets related to Leah Bay joint venture were approximately $50.5 million, which includes approximately $49.1 million of real estate assets and total liabilities were approximately $33.8 million, which includes approximately $32.8 million of secured mortgage debt.

Unconsolidated Entities

Littleton Specialty Rehabilitation Facility

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute approximately $1.6 million of capital to acquire a 90.0% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of September 30, 2012 and December 31, 2011, we owned a 90.0% limited partnership interest in Littleton Med Partners, LP. Our net investment in this property as of September 30, 2012 and December 31, 2011 was $1.6 million. For the three months ended September 30, 2012 and 2011, we recorded income from this unconsolidated entity of $0.1 million and $0, respectively. For the nine months ended September 30, 2012 and 2011, we recorded a loss from this unconsolidated entity of $0.1 million and $0, respectively. As of September 30, 2012, total assets related to this project were $7.3 million, which includes $7.0 million of net real estate related assets. Total liabilities were $5.6 million at September 30, 2012, which includes $5.5 million of secured mortgage debt. As of December 31, 2011, total assets related to this project were $6.0 million, which included $5.8 million of net real estate related assets. Total liabilities were $4.2 million at December 31, 2011, which includes $3.2 million of secured mortgage debt. The joint venture began operations in July 2012.

Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity, and, under certain circumstances, the Company may elect to satisfy the promote monetization obligation connection with a disposition of the property. If the promote monetization liability is satisfied other than in connection with a sale of the property, the Company would be required to fund additional capital into the partnership.

Physicians Centre MOB

On April 2, 2012, through a wholly-owned subsidiary, we entered into a joint venture with affiliates of Caddis Partners, an unaffiliated entity, and a group of unaffiliated physicians to acquire an on-campus medical office building (the “Physicians Centers MOB”) located in Bryan, Texas.

The Company invested approximately $2.5 million of capital to acquire a 71.9% limited partnership interest in Bryan MOB Partners, L.P the (“Bryan LP”). Affiliates of Caddis Partners contributed an aggregate of approximately $0.35 million to acquire an aggregate 10.1% limited partnership interest in the Bryan LP and another affiliate of the Caddis Partners acts as the Bryan LP general partner, but does not own a partnership interest. The physician partners contributed approximately $0.625 million to acquire a 18.0% interest in Bryan LP. The Company’s equity investment in the joint venture was funded from proceeds from its public offering.

For the three and nine months ended September 30, 2012, we recorded a loss from this unconsolidated entity of $0.1 million and $0.4 million, respectively. As of September 30, 2012, total assets related to this joint venture were approximately $10.3 million, which includes approximately $9.4 million of real estate assets and total liabilities were approximately $7.4 million, which includes approximately $7.1 million of secured mortgage debt. Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity, and, under certain circumstances, the Company may elect to satisfy the promote monetization obligation connection with a disposition of the property. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, any operating cash shortfalls that the entity may experience and the promote monetization if not satisfied in connection with a sale of the property.

6. Allowance for Doubtful Accounts

As of September 30, 2012 and December 31, 2011, we had recorded $71,000 and $76,000, respectively, as allowances for doubtful accounts related to tenants and other receivables.

7. Concentration of Risks

Our senior living operations segment accounted for approximately 85.3% and 82.4% of total revenues for the three months ended September 30, 2012 and 2011, respectively and approximately 85.6% and 83.2% of total revenues for the nine months ended September 30, 2012 and 2011. The following table provides information about our senior living operation segment concentration for the three and nine months ended September 30, 2012:

	Three Months Ended		Nine Months Ended
Operators	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Good Neighbor Care	29.6%	25.3%	31.1%	26.6%
Royal Senior Care	17.1%	14.6%	18.3%	15.7%
Woodbine Senior Living	18.2%	15.5%	19.7%	16.9%
12 Oaks Senior Living	15.7%	13.4%	17.2%	14.7%
JEA Senior Living	10.3%	8.7%	3.7%	3.2%
Provision Living	4.8%	4.1%	5.3%	4.5%
Legend Senior Living	4.3%	3.7%	4.7%	4.0%

	100%	85.3%	100%	85.6%

Our triple-net leased segment accounted for approximately 12.2% and 10.2% of total revenues for the three months ended September 30, 2012 and 2011, respectively and approximately 11.9% and 9.8% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. The following table provides information about our triple-net leased segment for the three and nine months ended September 30, 2012:

	Three Months Ended		Nine Months Ended
Tenant	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Babcock PM Management	32.8%	4.0%	37.2%	4.4%
Global Rehab Hospitals	30.2%	3.7%	34.2%	4.1%
The Specialty Hospital	29.6%	3.6%	22.9%	2.7%
Floyd Healthcare Management	7.4%	0.9%	5.7%	0.7%

	100%	12.2%	100%	11.9%

Our medical office building segment accounted for approximately 2.5% and 2.4% of total revenues for the three months ended September 30, 2012 and 2011, respectively, and approximately 2.5% of total revenues for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, we owned or had joint venture interests in 20 properties, geographically located in ten states. The following table provides information about our geographic risks by operating segment for the three and nine months ended September 30, 2012:

	Three Months Ended		Nine Months Ended
State	Percentage of Segment Revenues	Percentage of Total Revenues	Percentage of Segment Revenues	Percentage of Total Revenues
Senior living operations
South Carolina	17.2%	14.6%	18.4%	15.7%
Texas	17.7%	15.1%	17.9%	15.4%
Ohio	11.6%	9.9%	12.6%	10.7%
Pennsylvania	16.7%	14.3%	17.2%	14.7%
New Hampshire	9.9%	8.5%	10.7%	9.1%
Tennessee	9.6%	8.2%	10.3%	8.8%
Illinois	8.2%	7.0%	3.0%	2.5%
Indiana	4.8%	4.1%	5.3%	4.5%
Florida	4.3%	3.6%	4.6%	4.2%
Triple-net leased properties
Texas	63.0%	7.7%	71.4%	8.5%
Georgia	37.0%	4.5%	28.6%	3.4%
Medical office building
Texas	100%	2.5%	100%	2.5%

8. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of September 30, 2012, we had acquired fourteen assisted-living facilities and formed eleven wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

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

The Master TRS recognized a $0.1 million expense and a $0.1 million expense for Federal and State income taxes in the three months ended September 30, 2012 and 2011, respectively, and a $0.1 million expense and benefit of $0.1 million for Federal and State income taxes in the nine months ended September 30, 2012 and 2011, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $1.3 million and $1.1 million at September 30, 2012 and December 31, 2011, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2012 as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

9. Segment Reporting

As of September 30, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$6,910,000	$1,298,000	$214,000	$8,422,000	$6,915,000	$826,000	$201,000	$7,942,000
Resident services and fee income	3,655,000	—	—	3,655,000	1,945,000	—	—	1,945,000
Tenant reimbursements and other income	15,000	222,000	75,000	312,000	73,000	234,000	55,000	362,000

	$10,580,000	$1,520,000	$289,000	$12,389,000	$8,933,000	$1,060,000	$256,000	$10,249,000
Property operating and maintenance expenses	7,159,000	220,000	94,000	7,473,000	6,365,000	258,000	127,000	6,750,000

Net operating income	$3,421,000	$1,300,000	$195,000	$4,916,000	$2,568,000	$802,000	$129,000	$3,499,000

General and administrative expenses				423,000				1,243,000
Asset management fees and expenses				559,000				390,000
Real estate acquisition costs and contingent consideration				1,016,000				22,000
Depreciation and amortization				1,689,000				1,946,000
Interest income				2,000				4,000
Interest expense				(1,790,000)				(1,436,000)
Equity in (loss) income from unconsolidated entities				(14,000)				121,000

Net loss				$(545,000)				$(1,413,000)
Net loss attributable to non controlling interests				(16,000)				(20,000)

Netloss attributable to common stockholders				$(529,000)				$(1,393,000)

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenues	$20,453,000	$3,436,000	$636,000	$24,525,000	$19,983,000	$2,427,000	$603,000	$23,013,000
Resident services and fee income	8,243,000	—	—	8,243,000	5,667,000	—	—	5,667,0000
Tenant reimbursements and other income	294,000	593,000	234,000	1,121,000	248,000	462,000	166,000	876,000

	$28,990,000	$4,029,000	$870,000	$33,889,000	$25,898,000	$2,889,000	$769,000	$29,556,000
Property operating and maintenance expenses	20,084,000	594,000	243,000	20,921,000	18,023,000	468,000	260,000	18,751,000

Net operating income	$8,906,000	$3,435,000	$627,000	$12,968,000	$7,875,000	$2,421,000	$509,000	$10,805,000

General and administrative expenses				1,632,000				3,201,000
Asset management fees and expenses				1,543,000				1,197,000
Real estate acquisition costs and contingent consideration				1,229,000				1,453,000
Depreciation and amortization				4,653,000				5,658,000
Interest income				10,000				10,000
Interest expense				(4,818,000)				(4,161,000)
Other expense				(151,000)				—
Equity in (loss) income from unconsolidated entities				(363,000)				105,000
Fair value adjustment for equity method investment				1,282,000				—

Net loss				$(129,000)				$(4,750,000)
Net income (loss) attributable to the noncontrolling interests				108,000				(66,000)

Net loss attributable to common stockholders				$(237,000)				$(4,684,000)

The following table reconciles the segment activity to consolidated financial position as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Assets
Investment in real estate:
Senior living operations	$139,471,000	$92,975,000
Triple-net leased properties	44,197,000	26,366,000
Medical office building	8,249,000	8,486,000

Total reportable segments	$191,917,000	$127,827,000
Reconciliation to consolidated assets:
Cash and cash equivalents	21,741,000	27,972,000
Deferred financing costs, net	1,715,000	824,000
Investment in unconsolidated entities	3,499,000	3,387,000
Tenant and other receivables, net	1,677,000	1,366,000
Deferred costs and other assets	1,686,000	1,938,000
Restricted cash	3,664,000	3,806,000
Goodwill	5,965,000	5,965,000

Total assets	$231,864,000	$173,085,000

As of September 30, 2012 and December 31, 2011, goodwill had a balance of approximately $6.0 million and $6.0 million, respectively, all related to senior the living operations segment. The Company historically has not recorded any impairment charges for goodwill.

10. Notes Payable

Notes payable were $145.5 million ($145.0 million, net of premium) and $86.0 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 4.45% to 6.50% per annum and a weighted average effective interest rate of 5.70% per annum. As of September 30, 2012, we had $113.8 million of fixed rate debt, or approximately 79% of notes payable, at a weighted average interest rate of 5.66% per annum and $31.1 million of variable rate debt, or approximately 21% of notes payable, at a weighted average interest rate of 5.83% per annum. As of December 31, 2011, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 3.45% to 6.50% per annum and a weighted-average effective interest rate of 5.91% per annum. As of December 31, 2011, we had $32.7 million of fixed rate debt, or 38% of notes payable, at a weighted average interest rate of 6.01% per annum and $53.3 million of variable rate debt, or 62% of notes payable, at a weighted average interest rate of 5.85% per annum.

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

In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25,000,000 revolving credit facility. Effective August 2011, the KeyBank agreement was amended to convert the credit facility to a term loan, revised certain loan covenants and changed the maturity date to July 31, 2012, with an option to extend the maturity to October 30, 2012 subject to satisfaction of certain conditions. This option was exercised and the term was extended on July 31, 2012. On August 14, 2012, the Company repaid the final amount outstanding on the Key Bank credit facility. The amount outstanding under the credit facility was $0 and $16.3 million at September 30, 2012 and December 31, 2011, respectively.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2012, we were in compliance with all such covenants and requirements.

The following table details the notes payable by property as of September 30, 2012 and December 31, 2011.

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of September 30, 2012(1)	Outstanding Principal Balance as of December 31, 2011(1)	Maturity Date
Amber Glen	Principal and interest at a 30-year amortization rate	6.40%—fixed	$8,650,000	(5)	June 1, 2019
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	5.40%—fixed	$13,325,000	$13,440,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43%—fixed	$9,707,000	$9,793,000	December 16, 2019
Greentree (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$3,856,000	2,832,000	July 1, 2019
Forestview Manor (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,754,000	5,935,000	July 1, 2019
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25%—fixed for 3 years; thereafter the greater of 6.25% and 3yr LIBOR +3.25%	$7,373,000	$7,441,000	December 22, 2016
Hedgcoxe Health Plaza (3)	Principal and interest at a 30-year amortization rate	4.9%—fixed	$5,600,000	$5,060,000	August 14, 2022
Hudson Creek	Principal and interest at a 30-year amortization rate	6.11%—fixed	$7,997,000	(5)	June 1, 2019
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50%—fixed	$6,981,000	$7,136,000	January 5, 2015
Mill Creek	Principal and interest at a 30-year	6.40%—fixed	$8,349,000	(5)	June 1, 2019
Oakleaf Village Portfolio	Principal and interest at a 30-year amortization rate	5.45% plus the greater of 1% or the 3 month LIBOR	$17,485,000	$17,644,000	April 30, 2015
River’s Edge of Yardley (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$6,484,000	$2,500,000	July 1, 2019
Rome LTACH Project	Principal and interest at a 25-year amortization rate	4.5%—fixed	$13,461,000	(4)	March 31, 2017
Sugar Creek	Principal and interest at a 30-year amortization rate	6.20%—fixed	$7,836,000	(5)	June 1, 2019
The Oaks Bradenton (2)	Principal and interest at a 30-year amortization rate.	4.45%—fixed	$4,085,000	$2,697,000	July 1, 2019
Terrace at Mountain Creek (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,754,000	$5,700,000	July 1, 2019
Woodland Terrace at the Oaks	Months 1-22 interest only. Month 23 to maturity principal and interests at a 25-year amortization rate	3Mo LIBOR +3.75% with a floor of 5.75%	$6,276,000	$5,800,000	May 1, 2014

			$144,973,000	$85,978,000
Add: premium			487,000

Notes payable, net			$145,460,000	$85,978,000

(1)	As of September 30, 2012 and December 31, 2011, all notes payable are secured by the underlying real estate.
(2)	These loans were refinanced in June 2012 under the Multifamily Loan and Securities Agreement discussed above.

(3)	On August 14, 2012, this loan was refinanced with the KeyBank National Association.
(4)	Not applicable because this entity was an unconsolidated joint venture at December 31, 2011.
(5)	On August 31, 2012, the Company acquired an interest in the Leah Bay joint venture subject to existing indebtedness of approximately $32.9 million. These notes payable are secured by the underlying real estate.

Principal payments due on our notes payable for October 1, 2012 to December 31, 2012 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2012 to December 31, 2012	$546,000
2013	2,318,000
2014	8,578,000
2015	25,439,000
2016	9,024,000
2017 and thereafter	99,068,000

$144,973,000

Interest Expense and Deferred Financing Cost

For the three months ended September 30, 2012 and 2011, the Company incurred interest expense, including amortization of deferred financing costs of $1.8 million and $1.4 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred interest expense, including amortization of deferred financing costs of $4.8 million and $4.2 million, respectively. As of September 30, 2012 and December 31, 2011, the Company’s net deferred financing costs were approximately $1.7 million and $0.8 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2012, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds in our initial and follow-on public offerings.

Distributions

We have adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of our common stock at their election. We have registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. The purchase price per share provided in the plan is 95% of the price paid by the purchaser for our common stock, but not less than $9.50 per share. As of September 30, 2012 and December 31, 2011, approximately 551,000 shares had been issued under the distribution reinvestment plan.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on public offering, our dividend reinvestment plan and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. As a result, we suspended our distribution reinvestment plan effective as of May 10, 2011.

The following are the distributions declared during the nine months ended September 30, 2012 and 2011:

	Distribution Declared (1)
Period	Cash	Reinvested	Total
First quarter 2011	$1,152,000	$1,124,000	$2,276,000
Second quarter 2011	$2,436,000	$—	$2,436,000
Third quarter 2011	$817,000	$—	$817,000
First quarter 2012	$801,000	$—	$801,000
Second quarter 2012	$799,000	$—	$799,000
Third quarter 2012	$807,000	$—	$807,000

(1)	Distributions declared represented a return of capital and taxable ordinary income for tax purposes. In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On September 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the prior annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including September 30, 2012. Distributions are paid quarterly commencing with the third quarter distribution paid in October 2011. Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the fourth quarter of 2012 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

From our inception in October 2006 through September 30, 2012, we declared aggregate distributions of $17.0 million and our cumulative net loss during the same period was $17.3 million.

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

During the three and nine months ended September 30, 2012, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	33,008	$9.98
February	—	$—
March	—	$—

First quarter 2012	33,008	$9.98
April	9,203	$9.00
May	17,582	$9.00
June	—	$—

Second quarter 2012	26,785	$9.00
July	—	$—
August	3,000	$9.00
September	13,500	$9.00

Third quarter 2012	16,500	$—

	76,293

During the three and nine months ended September 30, 2011, we repurchased 28,729 and 195,997 shares, respectively, pursuant to our stock repurchase program.

During the nine months ended September 30, 2012, we received requests to have an aggregate of 78,793 shares repurchased pursuant to our stock repurchase program. Of these requests 2,500 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of ordinary repurchases under our stock repurchase program as of May 29, 2011.

12. Related Party Transactions

The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. We have an advisory agreement that entitles the Advisor to specified fees upon the provision of certain services to us, as well as reimbursement for organizational and offering costs incurred by the Advisor on our behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to us. Effective January 1, 2012, Sentio Investments, LLC became our Advisor under a new advisory agreement (the “2012 Advisory Agreement”). On July 29, 2011, the Company executed the Omnibus Agreement, which provided for a number of significant changes to the Company’s Advisory Agreement with the Prior Advisor (the “2011 Advisory Agreement”). The 2012 Advisory Agreement and the 2011 Advisory Agreement are collectively referred to as the “Advisory Agreements.”

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

Organizational and Offering Costs. Organizational and offering costs of our offerings paid by the Prior Advisor on our behalf were reimbursed to the Prior Advisor from the proceeds of our offerings. Organizational and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, may exceed 3.5% of the gross offering proceeds then raised, but our Advisor is required to reimburse us to the extent that our organization and offering expenses exceed 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor will also pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) are in excess of 13.5% of gross offering proceeds. In no event will we have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings. As of September 30, 2012 and December 31, 2011, the Prior Advisor and its affiliates had incurred organizational and offering costs totaling approximately $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. Upon the execution of the Omnibus Agreement, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to Prior Advisor pursuant to the 2011 Advisory Agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our condensed consolidated balance sheet.

Acquisition Fees and Expenses. The 2012 Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 1.0% of the investments acquired, including any debt attributable to such investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. The 2011 Advisory Agreement required us to pay the Prior Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. A portion of the acquisition fees were paid upon receipt of offering proceeds, and the balance were paid at the time we acquired a property. However, if the 2011 Advisory Agreement was terminated or not renewed, the Prior Advisor was obligated to return acquisition fees not yet allocated to one of our investments. In addition, we were required to reimburse the Prior Advisor for direct costs the Prior Advisor incurred and amounts the Prior Advisor paid to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the three months and nine months ended September 30, 2012 the Advisor earned approximately $0.4 million and $0.5 million of acquisition fees. For the three months and nine months ended September 30, 2011, the Prior Advisor earned approximately $0.0 million and $0.5 million in acquisition fees, respectively. As of September 30, 2011, the amount of acquisition fees that had been paid to the Prior Advisor but not allocated to one of our investments was $0.9 million. That amount was expensed and included in real estate acquisition costs and earn out costs in our condensed consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.

Financing Coordination Fee. The 2012 Advisory Agreement requires us to pay the Advisor a financing coordination fee equal to 0.5% of the gross amount of any refinancing, provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any debt obligations secured by any particular asset that was previously subject to a refinancing in which the Advisor received a financing coordination fee within the immediately preceding three year period. For the three months and nine months ended September 30, 2012 the Advisor earned approximately $28,000 and $0.3 million of financing coordination fees. The 2011 Advisory Agreement did not provide for a financing coordination fee.

Management Fees. The 2012 Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the greater of the (i) the average GAAP basis book carrying value of such asset before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (or if such specified period is a single month, then the average of such values during such month), or (ii) an amount determined as follows: (A) if such property, loan, or other permitted investment has been appraised by an independent appraiser within the immediately preceding twelve month period, the appraised value of such property, loan, or other permitted investment, or (B) if such property, loan, or other permitted investment has not been appraised by an independent appraiser within the immediately preceding twelve month period, the estimated fair market value of such property, loan, or other permitted investment, as approved by the Independent Directors Committee. The value of each property, loan, or other permitted investment owned by a joint venture shall be the product of the Company’s pro rata ownership interest in such joint venture, multiplied by the greater of (i) the average GAAP basis book carrying value of such asset before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (or if such specified period is a single month, then the average of such values during such month), or (ii) an amount determined as follows: (A) if such property, loan, or other permitted investment has been appraised by an independent appraiser within the immediately preceding twelve month period, the appraised value of such property, loan, or other permitted Investment, or (B) if such property, loan, or other permitted investment has not been appraised by an independent appraiser within the immediately preceding twelve month period, the estimated fair market value of such property, loan, or other permitted investment, as approved by the Independent Directors Committee. These fees and expenses are in addition to management fees that we expect to pay to third party property managers.

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

For the three months and nine months ended September 30, 2012, the Advisor earned approximately $0.6 million and $1.5 million of management fees, respectively. For the three months and nine months ended September 30, 2011, the Prior Advisor earned approximately $0.2 million and $0.6 million of management fees, respectively. These fees were expensed. For the three months and nine months ended September 30, 2011, the Prior Advisor also incurred approximately $0.2 million and $0.5 million of direct and indirect costs and expenses, which are included in asset management fees and expensed in the condensed consolidated statement of operations. No comparable charges were made by the Advisor in 2012.

Operating Expenses. The 2012 Advisory Agreement does not provide for the reimbursement of the Advisor’s direct or indirect costs of providing administrative services to us. Accordingly, there were no such charges for the three months and nine months ended September 30, 2012. The 2011 Advisory Agreement provided for reimbursement of the Prior Advisor’s direct and indirect costs of providing administrative and management services to us. For the three months and nine months ended September 30, 2011, approximately $0.2 million and $0.9 million of such costs were reimbursed and included in general and administrative expenses on our condensed consolidated statements of operations.

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

For the three months ended September 30, 2012, our management fees and expenses and operating expenses did not exceed the greater of 2% of our average invested assets and 25% of our net income. For the four quarters ended September 30, 2012, our management fees and expenses and operating expenses totaled $4.4 million. This amount exceeded the greater of 2% of our average invested assets and 25% of our net loss by $0.7 million.

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

Dealer Manager Agreements

Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Prior Advisor, was the dealer manager for our initial and follow-on public offerings, prior to the suspension of our follow-on offering on April 29, 2011. As such, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the primary offerings. PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the primary offerings. The 2011 Advisory Agreement required the Prior Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) were in excess of 13.5% of gross proceeds from our primary offerings. For the three months and nine months ended September 30, 2011, PCC earned sales commission and dealer manager fees of approximately $0.0 million and $1.6 million, respectively. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying condensed consolidated balance sheets.

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

On January 12, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $16.3 million free-standing medical facility on the campus of the Floyd Medical Center in Rome, Georgia. We contributed approximately $2.7 million of capital to acquire a 75% limited partnership interest in Rome LTH Partners, LP (“Rome LTH”). Cornerstone Private Equity Fund Operating Partnership, LP, an affiliate of our Prior Advisor, contributed approximately $0.5 million of capital to acquire a 15% limited partnership interest in Rome LTH. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.3 million to acquire an aggregate 9.5% limited partnership interest in Rome LTH. A fourth affiliate of the Cirrus Group acted as the general partner and held the remaining 0.5% in Rome LTH. In April 2012, we acquired the interest of Cornerstone Private Equity Fund Operating Partnership, LP and the Cirrus Group affiliates in Rome LTH for a total payment of approximately $5.2 million. As of September 30, 2012 and December 31, 2011, we owned a 100% and 75% limited partnership interest in Rome LTH. We began consolidating Rome LTH when we obtained control of this venture in April 2012.

On August 31, 2012, through wholly-owned subsidiaries, we invested approximately $49.5 million, to acquire an 80% interest in the Leah Bay joint venture from non-related parties. The joint venture owns four memory care facilities in Illinois and Texas (the “Leah Bay Portfolio”). The acquisition was funded with proceeds from our public offerings and mortgage loans from unaffiliated lenders.

As of September 30, 2012, the Leah Bay purchase price allocation to the fair value of assets acquired and liabilities assumed is not yet complete. Accounting and valuation activity that could impact the opening balance estimates shown below is expected to be complete by the end of 2012.

The following summary provides the allocation of the acquired assets and liabilities as of the acquisition date. We have accounted for the acquisitions as business combinations under U.S. GAAP. Under business combination accounting, the assets and liabilities of the acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The detail of the purchase price of the acquired property is set forth below:

	Forestview Manor	Sunrise of Allentown	Rome LTACH Project	Leah Bay Portfolio
Land	$1,320,000	$1,000,000	$—	$2,481,000
Buildings & improvements	6,803,000	6,395,000	17,800,000	41,364,000
Site improvements	1,040,000	350,000	—	1,539,000
Furniture & fixtures	350,000	220,000	—	1,199,000
Intangible assets	960,000	590,000	1,100,000	2,904,000
Goodwill	277,000	445,000	—	—

Real estate acquisition	$10,750,000	9,000,000	18,900,000	49,487,000

Acquisition expenses	$160,000	$142,000	$182,000	$908,000

The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 have been prepared to reflect the incremental effect of the Forestview Manor, Sunrise of Allentown, Rome LTACH Project and the Leah Bay Portfolio acquisitions as if such acquisitions had occurred on January 1, 2011. We have not adjusted the proforma information for any items that may be directly attributable to the business combination or non-recurring in nature.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Revenues	$14,532,000	$13,040,000
Net (loss) income	$(81,000)	$114,000
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.01)	$0.01

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues	$42,920,000	$38,496,000
Net income (loss)	$1,341,000	$(3,752,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.10	$(0.30)

The Company recorded revenues of $1.0 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, and net loss of $0.3 million and $0.5 million for the three and nine months ended September 30, 2011 and revenues of $1.1 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, and net income of $0.2 million and $0.1 million for the three and nine months ended September 30, 2012, respectively, for Forestview Manor.

The Company recorded revenues of $0.7 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, and net loss of $0.1 million and $0.5 million for the three and nine months ended September 30, 2011 and revenues of $0.9 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, and net loss of $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, for Sunrise of Allentown.

The Company recorded revenues of $0.6 million and $1.2 million for the three and nine months ended September 30, 2012 and net income of $0.2 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, for the Rome LTACH Project. Prior to April of 2012, the Rome LTACH Project was being accounted for under the equity method.

The Company recorded revenues of $1.1 million and a net loss of $0.9 million for the three and nine months ended September 30, 2012, for the Leah Bay Portfolio.

15. Subsequent Events

On October 25, 2012, the Company completed a refinancing of the loan on the Carriage court of Hilliard with HUD. This loan has a thirty five year term with the rate of interest fixed at 2.8% and payments of principal on a 35 year amortization rate.

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

A summary of the effects of the correction of these immaterial errors on our consolidated financial statements for the three and nine month periods ended September 30, 2011 and as of December 31, 2011 are presented in the tables below:

	December 31, 2011
	As Previously Reported	As Corrected
ASSETS
Cash and cash equivalents	$28,258,000	$27,972,000
Investments in real estate
Land	21,270,000	20,713,000
Buildings and improvements, net	114,584,000	100,687,000
Furniture, fixtures and equipment, net	2,562,000	2,562,000
Construction in progress	5,218,000	—
Intangible lease assets, net	5,581,000	3,865,000

Total	149,215,000	127,827,000
Deferred financing costs, net	1,121,000	824,000
Investments in unconsolidated entities	—	3,387,000
Tenant and other receivables	1,808,000	1,366,000
Deferred costs and other assets	1,948,000	1,938,000
Restricted cash	3,873,000	3,806,000
Goodwill	5,965,000	5,965,000

Total assets	$192,188,000	$173,085,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,059,000	$85,978,000
Accounts payable and accrued liabilities	7,683,000	3,899,000
Prepaid rent and security deposits	1,740,000	1,535,000
Dividends payable	814,000	814,000

Total liabilities	110,296,000	92,226,000
Stockholders’ equity (deficit):
Common stock	129,000	129,000
Additional paid-in capital	96,542,000	96,542,000
Accumulated deficit	(17,054,000)	(17,054,000)

Total controlling stockholders’ equity (deficit)	79,617,000	79,617,000
Noncontrolling interest	2,275,000	1,242,000

Total equity (deficit)	81,892,000	80,859,000

Total liabilities and equity	$192,188,000	$173,085,000

	2011 Three months ended September 30		2011 Nine months ended September 30
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Revenues:
Rental revenues	$8,458,000	$7,942,000	$24,389,000	$23,013,000
Resident fees and services	1,945,000	1,945,000	5,667,000	5,667,000
Tenant reimbursements and other income	433,000	362,000	1,064,000	876,000

	10,836,000	10,249,000	31,120,000	29,556,000
Expenses:
Property operating and maintenance expenses	6,821,000	6,750,000	18,973,000	18,751,000
General and administrative expenses	1,240,000	1,243,000	3,201,000	3,201,000
Asset management fees and expenses	390,000	390,000	1,197,000	1,197,000
Real estate acquisition costs and contingent consideration	22,000	22,000	1,663,000	1,453,000
Depreciation and amortization	2,100,000	1,946,000	6,090,000	5,658,000

	10,573,000	10,351,000	31,124,000	30,260,000

Income/(loss) from operations	263,000	(102,000)	(4,000)	(704,000)
Other income (expense):
Interest income	4,000	4,000	10,000	10,000
Interest expense	(1,640,000)	(1,436,000)	(4,719,000)	(4,161,000)
Equity in income from unconsolidated entities	—	121,000	—	105,000

Net loss	(1,373,000)	(1,413,000)	(4,713,000)	(4,750,000)
Net income (loss) attributable to noncontrolling interests	20,000	(20,000)	(29,000)	(66,000)

Net loss attributable to common stockholders	$(1,393,000)	$(1,393,000)	$(4,684,000)	$(4,684,000)

Basic and diluted net loss per common share attributable to common stockholders	$(0.11)	$(0.11)	$(0.37)	$(0.37)

	2011 Nine Months ended September 30
	As Previously Reported	As Corrected
Cash flows from operating activities:
Net loss	$(4,713,000)	$(4,750,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	414,000	321,000
Depreciation and amortization	6,090,000	5,658,000
Straight-line rent amortization	(695,000)	(375,000)
Real estate earn out costs	745,000	535,000
Equity loss from an unconsolidated entity	—	(121,000)
Bad debt expense	—	—
Change in operating assets/liabilities:
Tenant and other receivables	440,000	180,000
Prepaid expenses and other assets	(1,030,000)	(1,091,000)
Restricted cash	(774,000)	(774,000)
Prepaid rent and security deposits	763,000	737,000
Payable to related parties	(38,000)	(38,000)
Accounts payable and accrued liabilities	2,403,000	2,509,000
Receivable from related parties	—	—

Net cash provided by operating activities	3,605,000	2,791,000

Cash flows from investing activities:
Real estate acquisitions	(19,751,000)	(19,751,000)
Additions to real estate	(342,000)	(342,000)
Payments for construction in progress	—	(471,000)
Purchase of an interest in an unconsolidated entity	—	(896,000)
Changes in Restricted cash	(98,000)	(31,000)
Development of real estate	(4,024,000)	—
Acquisition deposits	100,000	100,000
Distributions from unconsolidated joint ventures	—	466,000

Net cash used in investing activities	(24,115,000)	(20,925,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,160,000	14,160,000
Redeemed shares	(1,891,000)	(1,891,000)
Proceeds from issuance of notes payable	17,251,000	14,561,000
Repayment of notes payable	(584,000)	(584,000)
Payment of real estate earn out costs	(1,000,000)	(1,000,000)
Offering costs	(1,917,000)	(1,917,000)
Deferred financing costs	(324,000)	(274,000)
Distributions paid to stockholders	(3,950,000)	(3,950,000)
Distributions paid to noncontrolling interest	(133,000)	—

Net cash provided by financing activities	21,612,000	19,105,000

Net increase in cash and cash equivalents	1,102,000	971,000
Cash and cash equivalents - beginning of period	29,819,000	29,718,000

Cash and cash equivalents - end of period	$30,921,000	$30,689,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,226,000	$3,761,000
Cash paid for income taxes	509,000	509,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	817,000	817,000
Distribution reinvested	1,484,000	1,484,000
Accrued real estate development costs	1,404,000	—
Accrued promote monetization liability	2,018,000	—
Deferred financing amortization capitalized to real estate development	27,000	—

	2011
	As Previously Reported	As Corrected
Retained Earnings (Accumulated Deficit)
Beginning of period – December 31, 2010	$(11,722,000)	$(11,722,000)
End of period – September 30, 2011	(16,406,000)	(16,406,000)

The Company notes that certain balances within the condensed consolidated statement of equity from December 31, 2010 and September 30, 2011 were corrected as a result of the correction of the immaterial error noted above. The noncontrolling interest balance at December 31, 2010 was reported as $2.8 million and has been adjusted to $1.7 million, which changed total equity from a reported balance of $82.8 million to an adjusted balance of $81.7 million. The noncontrolling interest balance at September 30, 2011 was reported as $2.6 million and has been adjusted to $1.6 million, which changed total equity from a reported balance of $84.3 million to an adjusted balance of $83.3 million. There were no other changes in the condensed consolidated statement of equity as a result of the correction of the above noted immaterial error.

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

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest the net proceeds from our offerings primarily in investment real estate including health care properties and other real estate related assets located in markets in the United States. As of September 30, 2012, we had raised approximately $127.0 million of gross proceeds from the sale of approximately 12.7 million shares of our common stock in our initial and follow-on public offerings.

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

Effective January 1, 2012, our business is managed by Sentio Investments, LLC (the “Advisor”), under the terms of the 2012 Advisory Agreement. Prior to January 1, 2012, Cornerstone Leveraged Realty Advisors, LLC was our advisor (the “Prior Advisor”) under the terms of the Company’s Advisory Agreement with the Prior Advisor (the “2011 Advisory Agreement”).

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

Results of Operations

As of September 30, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

We began accepting subscriptions for shares under our initial public offering on June 20, 2008. We purchased our first property in January 2009, and as of September 30, 2012, we owned 20 properties. These properties included fourteen assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment and one medical office building and one development healthcare facility held in unconsolidated entities. One of the senior living properties, Woodland Terrace at the Oaks, was acquired in April 2011 and four senior living properties, the Leah Bay portfolio, were acquired at the end of August 2012. Physicians Centre MOB, which is held in an unconsolidated entity, was acquired in April 2012. In April 2012, we also acquired our partners’ interests in the Rome LTACH investment, and as a result of the acquisition, the investment is consolidated in our September 30, 2012 condensed consolidated financial statements. The Rome LTACH investment is presented under the equity method in periods prior to the April 2012 acquisition. As of September 30, 2011, we owned 15 properties, including ten assisted-living facilities, one medical office building and four operating healthcare facilities including one development healthcare facility, held in an unconsolidated joint venture. Accordingly, the results of our operations for the three and nine months ended September 30, 2012 and 2011 are impacted by our acquisitions and consolidations that have occurred during the presented periods.

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Month Ended September 30,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$3,421,000	$2,568,000	$853,000	33%
Triple-net leased properties	1,300,000	802,000	498,000	62%
Medical office building	195,000	129,000	66,000	51%

Total portfolio net operating income	$4,916,000	$3,499,000	$1,417,000	41%

Reconciliation to net loss:
Net operating income, as defined (1)	$4,916,000	$3,499,000	$1,417,000	41%
Unallocated (expenses) income:
General and administrative expenses	(423,000)	(1,243,000)	(820,000)	(66)%
Asset management fees and expenses	(559,000)	(390,000)	169,000	43%
Real estate acquisitions costs and earn out costs	(1,016,000)	(22,000)	994,000	4,518%
Depreciation and amortization	(1,689,000)	(1,946,000)	(257,000)	(13)%
Interest income	2,000	4,000	(2,000)	(50)%
Interest expense	(1,790,000)	(1,436,000)	354,000	25%
Equity in (loss) income from unconsolidated entities	(14,000)	121,000	(107,000)	(88)%

Net loss	$(545,000)	$(1,413,000)	$868,000	61%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended September 30, 2012 increased to $3.3 million from $2.6 million for the three months ended September 30, 2011. The increase is primarily due to the acquisition and consolidation of the Leah Bay joint venture in August of 2012,

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,910,000	$6,915,000	$(5,000)	(1)%
Resident services and fee income	3,655,000	1,945,000	1,710,000	88%
Tenant reimbursement and other income	15,000	73,000	(58,000)	(79)%
Less:
Property operating and maintenance expenses	(7,159,000)	(6,365,000)	794,000	12%

Total portfolio net operating income	$3,421,000	$2,568,000	$853,000	33%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.3 million for the three months ended September 30, 2012 compared to $0.8 million for the three months ended September 30, 2011, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are consolidated in our condensed consolidated financial statements and included in the operations of our triple-net leased segment for the three months ended September 30, 2012. In the comparable period of 2011, Rome LTACH was accounted for as an equity method investment and its operating results were not included in our triple-net leased properties segment.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,298,000	$826,000	$472,000	57%
Tenant reimbursement and other income	222,000	234,000	(12,000)	(5)%
Less:
Property operating and maintenance expenses	(220,000)	(258,000)	(38,000)	(15)%

Total portfolio net operating income	$1,300,000	$802,000	$498,000	62%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months period ended September 30, 2012 of $0.2 million was favorably affected by a reduction in property taxes, compared to net operating income for the three months ended June 30, 201l.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$214,000	$201,000	$13,000	6%
Tenant reimbursement and other income	75,000	55,000	20,000	36%
Less:
Property operating and maintenance expenses	(94,000)	(127,000)	(33,000)	(26)%

Total portfolio net operating income	$195,000	$129,000	$66,000	51%

Unallocated (expenses) income

General and administrative expenses decreased to $0.4 million for the three months ended September 30, 2012 from $1.2 million for the three months ended September 30, 2011. The decrease was due to lower legal, other professional fees and board of director fees (approximately $0.6 million) and the elimination of reimbursement of direct or indirect costs of providing administrative services to the Prior Advisor (approximately $0.4 million). Direct and indirect expenses incurred by the Prior Advisor were reimbursed by the Company under the terms of that 2011 Advisory Agreement. The 2012 Advisory Agreement does not have such a provision. Legal, professional and board of director fees were higher in the third quarter of 2011 as a result of consideration of strategic alternatives in that period. These reductions in expenses were partially offset by higher recurring expenses in 2012, principally income taxes, tax services and insurance.

As a result of the change in calculation of asset management fees provided for in the 2012 Advisory Agreement, asset management fees for the three months ended September 30, 2012 and 2011 increased to $0.6 million from $0.4 million. Depreciation and amortization for the same periods decreased to $1.7 million from $1.9 million, as a result of lower in-place lease and tenant relationship amortization costs, partially offset by increases in depreciation of buildings, improvements and tenant improvements, resulting from acquisitions. In-place lease and tenant relationship costs, which relate to the allocation of the purchase price, were completely amortized in 2011 for several properties and partially offset by the in-place lease value assigned in the Leah Bay purchase price allocation. For the three months ended September 30, 2012 and 2011, real estate acquisition costs and earn out costs were $0.9 million and $0.1 million, respectively. Real estate acquisition costs in 2012 consisted primarily of costs associated with the acquisition of the Leah Bay Joint Venture and the minority interest in the Rome LTACH property, while 2011 real estate acquisition costs consisted of fees paid to the Prior Advisor for the acquisition of Woodland Terrace at the Oaks and upon the receipt of offering proceeds, acquisition costs paid directly to third-parties and, an earn out provision related to GreenTree at Westwood. A portion of the acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance was paid at the time of investment acquisition.

Interest expense for the three months ended September 30, 2012 increased to $1.8 million from $1.4 million for the three months ended September 30, 2011 principally due to higher debt levels associated with refinanced debt, and the acquisitions of the Rome LTACH and Leah Bay properties which were completed during the third quarter of 2012.

The loss from unconsolidated entities of approximately $14,000 for the three months ended September 30, 2012 was primarily due to the acquisition of the Physicians Centre MOB in April 2012 and consolidation of the Rome LTACH property in the same period. Third quarter 2011 income of approximately $0.1 million related to the operations of the Rome LTACH joint venture, in which we acquired a controlling interest in April 2012 and which, as a result, was consolidated in the 2012 period.

Comparison of the Nine months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$8,906,000	$7,875,000	$1,031,000	13%
Triple-net leased properties	3,435,000	2,421,000	1,014,000	42%
Medical office building	627,000	509,000	118,000	23%

Total portfolio net operating income	$12,968,000	$10,805,000	$2,163,000	20%

Reconciliation to net loss:
Net operating income, as defined (1)	$12,968,000	$10,805,000	$2,163,000	20%
Unallocated (expenses) income:
General and administrative expenses	(1,632,000)	(3,201,000)	(1,569,000)	(49)%
Asset management fees and expenses	(1,543,000)	(1,197,000)	346,000	29%
Real estate acquisitions costs and earn out costs	(1,229,000)	(1,453,000)	(224,000)	15%
Depreciation and amortization	(4,653,000)	(5,658,000)	(1,005,000)	18%
Interest income	10,000	10,000	(0)	0%
Interest expense	(4,818,000)	(4,161,000)	657,000	16%
Other income/expense	(151,000)	0	151,000	100%
Equity in (loss) income from unconsolidated entities	(363,000)	105,000	(468,000)	(446)%
Fair value adjustment for equity method investment	1,282,000	0	1,282,000	100%

Net loss	$(129,000)	$(4,750,000)	$4,621,000	97%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities, depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the nine months ended September 30, 2012 increased to $8.8 million from $7.9 million for the nine months ended September 30, 2011. This increase is primarily due to lease up of a new memory care floor at Woodland Terrace, higher occupancy at Forestview Manor, the acquisition of the Leah Bay properties in August 2012 and rate and occupancy increases in the 2012 period.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$20,453,000	$19,983,000	$470,000	2%
Resident services and fee income	8,243,000	5,667,000	2,576,000	45%
Tenant reimbursement and other income	294,000	248,000	46,000	19%
Less:
Property operating and maintenance expenses	(20,084,000)	(18,023,000)	2,061,000	11%

Total portfolio net operating income	$8,906,000	$7,875,000	$1,031,000	13%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $3.4 million for the nine months ended September 30, 2012, compared to $2.4 million for the nine months ended September 30, 2011, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are consolidated in our consolidated condensed financial statements and included in the operations of our triple-net leased segment for the nine months ended September 30, 2012. In the comparable period of 2011, Rome LTACH was presented as an equity method investment and its operating results were not included in our triple-net leased properties segment.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$3,436,000	$2,427,000	$1,009,000	42%
Tenant reimbursement and other income	593,000	462,000	131,000	28%
Less:
Property operating and maintenance expenses	(594,000)	(468,000)	126,000	27%

Total portfolio net operating income	$3,435,000	$2,421,000	$1,014,000	42%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the nine months ended September 30, 2012 was comparable to the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$636,000	$603,000	$33,000	5%
Tenant reimbursement and other income	234,000	166,000	68,000	41%
Less:
Property operating and maintenance expenses	(243,000)	(260,000)	(17,000)	(7)%

Total portfolio net operating income	$627,000	$509,000	$118,000	23%

Unallocated (expenses) income

General and administrative expenses decreased to $1.6 million for the nine months ended September 30, 2012 from $3.2 million for the nine months ended September 30, 2011. The decrease was due to lower legal, other professional fees and board of director fees (approximately $0.6 million) and the elimination of direct or indirect costs of providing administrative services reimbursed to the Prior Advisor (approximately $0.8 million). Legal, professional and board of director fees were higher in the third quarter of 2011 as a result of consideration of strategic alternatives in that period. Direct and indirect expenses incurred by the Prior Advisor were reimbursed by the Company under the terms of that 2011 Advisory Agreement. The 2012 Advisory Agreement does not have such a provision. These reductions in expenses were partially offset by higher recurring expenses in 2012, principally income taxes, audit fees and insurance. The Company recognized a non recurring tax benefit in the second quarter of 2011, which decreased income tax expense.

As a result of the change in calculation of asset management fees provided for in the 2012 Advisory Agreement, asset management fees for the nine months ended September 30, 2012 increased to $1.5 million from $1.2 million for the comparable period of 2011. Depreciation and amortization for nine months ended September 30, 2012 decreased to $4.7 million from $5.7 million for the comparable period of 2011, as a result of lower in-place lease and tenant relationship amortization costs. These costs, which relate to the allocation of property purchase price, were completely amortized in 2011 for several properties, and partially offset by the in-place lease value assigned in the Leah Bay purchase price allocation.

For the nine months ended September 30, 2012 and 2011, real estate acquisition costs and contingent consideration were $1.1 million and $1.5 million, respectively. Real estate acquisition costs in 2012 consisted primarily of costs associated with the acquisition of the Rome LTACH minority interests and the Leah Bay joint venture, while 2011 real estate acquisition costs consisted of costs and fees associated with the acquisition of the Forestview and Woodland Terrace properties as well as acquisition fees advanced to the Prior Advisor on equity raised in the Company’s offering ($0.2 million), and an earn out provision related to GreenTree at Westwood ($0.7 million). A portion of the acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance was paid at the time of investment acquisition.

Interest expense for the nine months ended September 30, 2012 increased to $4.8 million from $4.2 million for the nine months ended September 30, 2011 principally due to higher debt levels associated with refinanced debt, the acquisition of a controlling interest in the Rome LTACH property and the acquisition of the Leah Bay joint venture which was completed during the third quarter of 2012.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a $1.3 million gain.

Loss from unconsolidated entities increased to $0.4 million for the nine months ended September 30, 2012 from income from an unconsolidated entity of $0.1 million in the comparable period of the prior year. The 2012 loss related primarily to the operations of the Physicians Centre MOB joint venture purchased in April 2012, while the 2011 income related to the operations of Rome LTACH joint venture in which we acquired a controlling interest in April 2012 and which, as a result, was consolidated in the second quarter of 2012.

Liquidity and Capital Resources

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. One of the alternatives under consideration was the hiring of a new dealer manager for our follow-on offering, however the Independent Directors Committee has made no determination regarding whether or when our follow-on offering may be recommenced, if at all. In addition to uncertainties associated with potentially engaging a new dealer manager and possibly restarting our public offering, financial markets continue to experience volatility and uncertainty. Our ability to fund property acquisitions or development projects, as well as our ability to repay or refinance debt maturities, could be adversely affected by an inability to successfully raise additional capital and to secure financing at reasonable terms, if at all.

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our capital stock, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, including promote monetization payments, for the payment of tenant improvements and capital improvements for the payment of operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

As of September 30, 2012, a total of approximately 12.7 million shares of our common stock had been sold in our initial and follow-on public offerings for aggregate gross proceeds of approximately $127.0 million. We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from our public offering, debt financing, or a combination of the two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

As of September 30, 2012, we had approximately $21.7 million in cash and cash equivalents on hand. Our liquidity will increase if additional subscriptions for shares are accepted in our follow-on public offering and if refinancing results in excess loan proceeds and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

On November 19, 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution, to obtain a $25.0 million revolving credit facility (the “Facility”). In August 2011, the terms of the agreement were amended to convert the Facility from a revolving loan commitment to a term loan and reduced the maximum amount of the commitment from $25.0 million to $16.3 million. The amendment also changed the maturity date of the Facility from November 18, 2012 to July 31, 2012 (subject to one ninety-day extension option). On June 11, 2012, we entered into MultiFamily Loan and Securities Agreements (the “Loans”) with KeyCorp Real Estate Capital Markets, Inc., originated under Fannie Mae’s Delegated Underwriting and Servicing Product Line, to refinance five properties, including three of the properties previously on the facility. On August 14, 2012, the Company repaid the KeyBank credit facility with refinancing proceeds of a $5.6 million loan from KeyBank National Association.

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

There may be a delay between the sale of our shares and the purchase of properties. During this period, our public offering net proceeds may be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.

Distributions

Through June 30, 2011, we made cash distributions to our stockholders at an annualized rate of 7.5%, based on a $10.00 per-share purchase price. On September 30, 2011, our board of directors resolved to lower our distributions to a current annualized rate of $0.25 per share (2.5% based on a share price of $10.00) to more closely align distributions to funds available from operations at that date. The distribution rate was effective July 1, 2011. This distribution rate is expected to more closely align distributions to funds available from operations. Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the fourth quarter of 2012 in amounts that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

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

	Distributions Declared			Cash Flow from Operations
Period	Cash	Reinvested	Total
First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$1,583,000
Second quarter 2011	2,436,000	—	2,436,000	92,000
Third quarter 2011	817,000	—	817,000	1,106
First quarter 2012	801,000	—	801,000	1,544,000
Second quarter 2012	799,000	—	799,000	2,374,000
Third quarter 2012	807,000	—	807,000	3,530

From our inception through September 30, 2012, we had declared aggregate distributions of $17.0 million and our cumulative net loss during the same period was $17.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of September 30, 2012, we had approximately $31.1 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Until proceeds from our offerings are invested and generating operating cash flow sufficient to support distributions to stockholders, we may pay a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. For the four quarters ended September 30, 2012, our cash flow from operations was approximately $8.5 million. During that period we paid distributions to investors of approximately $3.2 million, all of which was paid to investors in cash.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(b)	On August 10, 2007, our Registration Statement on Form S-11 (File No. 333-139704), covering a public offering of up to 40,000,000 shares of common stock for an aggregate offering amount of $400.0 million, was declared effective under the Securities Act of 1933 (the “IPO”). We stopped making offers under our IPO on February 3, 2011 after raising gross offering proceeds of approximately $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, our Registration Statement on Form S-11 (File No. 333-168013), covering a public offering of up to 55,000,000 shares of our common stock for an aggregate offering amount of $550.0 million, was declared effective under the Securities Act of 1933 (the “Follow-on Offering”). The Follow-on Offering has not terminated yet although as of September 30, 2012 we had suspended sales pursuant to this offering. As of September 30, 2012, we had sold an aggregate of 12.7 million shares of common stock in our IPO and the Follow-on Offering and raised aggregate gross proceeds of $127.0 million. From this amount, we incurred $12.3 million in selling commissions and dealer manager fees payable to our dealer manager and $4.2 million in acquisition fees payable to the Prior Advisor. As of March 31, 2011, we had also incurred organizational and offering costs related to the IPO and the Follow-on Offering totaling $5.1 million. We had acquired 18 properties and two investments that are unconsolidated entities as of September 30, 2012.

(c)	During the nine months ended September 30, 2012, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	33,008	$9.98
February	—	$—
March	—	$—
April	9,203	$9.00
May	17,582	$9.00
June	—	$—
July	—	$—
August	3,000	$9.00
September	13,500	$9.00

	76,293

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

3.3	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Second Amendment dated as of July 25, 2012 to Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent.

10.2	Limited Liability Company Agreement of Sentio Leah Bay Portfolio, LLC, a Delaware limited liability company, by and between Sentio Leah Bay, LLC, a Delaware limited liability company, as a member and Erwin Family Properties I, LLC, a Washington limited liability company, as a member, dated August 31, 2012.

10.3	Limited Liability Company Agreement of Sentio Leah Bay TRS Portfolio, LLC, a Delaware limited liability company, by and between Sentio Leah Bay TRS, LLC, a Delaware limited liability company, as a member and Erwin Family Properties I, LLC, a Washington limited liability company, as a member, dated August 31, 2012.

10.4	Assumption and Release Agreement dated August 31, 2012 by and among Urbana Care Group, LLC, Craig Spaulding, Amber Glenn Landlord, LLC and Jerry Erwin Associates, Inc., with Schedule disclosing other essentially similar Assumption and Release Agreements.

10.5	Subordination, Assignment and Security Agreement August 31, 2012 by and between Amber Glenn Landlord, LLC, Fannie Mae, Amber Glenn TRS, LLC and Jerry Erwin Associates, Inc., with Schedule disclosing other essentially similar Subordination, Assignment and Security Agreements.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2012.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)