Form 10-K
period 2012-12-31
Sentio Healthcare Properties Inc
filed 2013-03-27
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2012 (the last business day of the registrant’s second fiscal quarter), there were 12,856,819 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was suspended on April 29, 2011, was $10.00. On February 4, 2013, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $10.02 per share derived from the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, divided by the number of shares outstanding, calculated as of December 31, 2012. For a full description of the methodologies used to value the registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

As of March 11, 2013, there were 12,804,645 common stock of Sentio Healthcare Properties, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2013, into Part III of this Form 10-K to the extent stated herein.

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

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), Sentio Healthcare Properties, Inc. is restating its previously reported financial information as filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2012 (the “2011 Form 10-K”) to correct material errors identified in our audited consolidated financial statements as of and for the year ended December 31, 2011 in Part II—Item 8, “Financial Statements and Supplementary Data” In addition, the following data has been updated to reflect the corrections noted above: (i) Our selected financial data as of and for the year ended December 31, 2011 in Part II—Item 6, “Selected Financial Data and (ii) Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both tabular and textual form as it relates to the year ended December 31, 2011.

As previously disclosed in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012, the Company determined that it should have been accounting for certain investments in joint ventures on the equity method rather than by consolidating these investments. The Company reviewed the impact of these errors (“consolidation errors”) on the prior period financial statements and determined that these errors were not material to the financial statements. The Company’s condensed consolidated financial statements in the quarterly reports on Form 10-Q filed by the Company for the periods ended June 30, 2012 and September 30, 2012 were corrected for the immaterial consolidation errors, and the effects of these corrections were disclosed in the footnotes to those financial statements. In preparing the December 31, 2011 corrected financial statements to correct the consolidation errors, an inconsistency in one element of cash flow from operations was noted. Further review and analysis by management determined that an element of cash flow related to the deconsolidated investments had been incorrectly included in cash flow from operations in 2011, resulting in a material change in cash flow from operations for the fourth quarter of 2011 and for the year ended December 31, 2011. The total operating cash flow errors for the year ended December 31, 2011 resulted in an overstatement of 2011 operating cash flows by $2.3 million, of which $0.8 million related to the consolidation errors and $1.5 million of which related to the fourth quarter 2011 cash flow calculation error with respect to the deconsolidated joint ventures. We have restated the Company’s 2011 and 2010 consolidated financial statements to correct the consolidation errors and operating cash flow errors described above.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 17 of the Consolidated Financial Statements included in Part II—Item 8, “Financial Statements and Supplementary Data.”

In connection with the restatement noted above, management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2011. The Company has determined that a material weakness in our internal controls existed as of December 31, 2011. For a description of the material weaknesses in our internal control over financial reporting and steps taken to remediate that material weakness, see Part II—Item 9A, “Controls and Procedures” of this report. In addition, as a result of the existence of a material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

ITEM 1.	BUSINESS

Our Company

Sentio Healthcare Properties, Inc., a Maryland corporation (the “Company”), was formed on October 16, 2006 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. We have qualified, and intend to continue to qualify, as a real estate investment trust (“REIT”) for federal tax purposes.

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Sentio Healthcare Properties OP, L.P, a Delaware limited partnership, formed on October 17, 2006. We are the sole general partner of the operating partnership and have control over its affairs.

Our external advisor, Sentio Investments, LLC, a Florida limited liability company (our “Advisor”), was formed on December 20, 2011 for the purpose of acting as our Advisor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of an advisory agreement. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the advisory agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. Currently, we have no direct employees and all management and administrative personnel responsible for conducting our business are employed by our Advisor.

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

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee’s consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had concluded its analysis of strategic alternatives for the Company, determining that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position. As of December 31, 2012, sales pursuant to our follow-on offering remained suspended.

Investment Objectives

Our investment objectives are to:

•	preserve stockholder capital by acquiring and operating real estate;

•	realize growth in the value of your investment by:

•	purchasing stabilized, income-producing properties with the potential for capital appreciation and

•	profiting from the purchase, development or repositioning of other properties;

•	provide stockholders with current income from the operations of the properties we acquire, including the income from properties we develop or reposition (redevelop or employ other asset-management strategies to enhance existing cash flow) once they are stabilized (no longer in the lease-up stage following development or redevelopment and substantially leased); and

•	evaluate options to provide long-term liquidity to our stockholders within seven years of the termination of our primary public offering after accomplishing the above objectives by:

•	liquidating our assets,

•	listing our shares on a national securities exchange,

•	another liquidity event such as a merger with another company, or

•	expanding our stock repurchase program to redeem upon stockholder request up to 10% of our prior-year outstanding shares utilizing proceeds from the sale of our properties or other sources of funds irrespective of the amount of proceeds raised under our distribution reinvestment plan.

We intend to invest primarily in existing leased properties as well as other properties where we believe there are opportunities to enhance cash flow and value. We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment policies or investment restrictions except upon approval of the independent directors committee. Decisions relating to the purchase or sale of properties will be made by our Advisor, subject to approval by our board of directors.

We currently own eight properties through joint ventures and we may acquire additional properties through joint venture investments in the future. This is one of the ways we anticipate diversifying the portfolio of properties we own in terms of geographic region, property type and tenant industry group. Joint ventures will also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In determining whether to recommend a particular joint venture investment, our Advisor will evaluate the structure of the joint venture and the real property that the joint venture owns (or will acquire) using the same criteria for the selection of our other real estate investments.

Investment Strategy

Our independent directors committee will review our investment policies at least annually to determine whether these policies continue to be in the best interest of our stockholders, except as specifically provided otherwise under the terms of preferred stock that we issue, we may change our investment policies without stockholder approval. Our Advisor will recommend property acquisitions to our investment committee, which will approve or reject proposed acquisitions.

Our objective is to acquire a long-term stabilized portfolio of real estate properties that consists of at least 50% core plus properties. We may also acquire value-added and opportunistic properties. We may acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions. The attributes associated with core plus, value-added and opportunistic properties are outlined in Acquisition Policies.

We intend for our investments in real estate assets to be concentrated in the healthcare sector. To date, our investments have been exclusively in the healthcare sector.

Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities and outpatient centers. According to The National Coalition on Healthcare, by 2016 nearly $1 in every $5 in the U.S. will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Our Advisor believes that investment opportunities in healthcare properties are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge, experience in specific geographic areas, industry expertise and established relationships with operators of these property types.

Although we intend to focus on acquiring and developing a portfolio of healthcare properties, we may also invest in other real estate-related assets that we believe may assist us in meeting our investment objectives. Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of our portfolio that we must allocate to investment in any specific type of property. We do not expect to engage in the underwriting of securities of other issuers.

Acquisition Policies

Core Plus Properties

We expect to invest in “core plus” institutional grade properties that are:

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

Target Market Criteria

We intend to acquire healthcare properties located in markets with strong fundamentals and strong supply and demand dynamics primarily throughout the United States. Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

•	historic and projected population growth;

•	historically high levels of tenant demand for healthcare services and lower historic investment volatility for the type of property being acquired;

•	markets with historic and growing numbers of qualified and affordable workforce;

•	historic market liquidity for buying and selling of commercial real estate;

•	stable household income and economic conditions; and

•	sound real estate fundamentals, such as high occupancy rates and potential for increasing rental rates.

Leases and Tenant Improvements

For our investments in multi-tenant medical office buildings we expect that a portion of any tenant improvements to be funded by us for newly acquired properties will be funded from the cash on hand or through borrowings. Additionally, when a tenant or resident at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use debt financing in order to fulfill our obligations under lease agreements with new tenants.

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

Our charter does not limit the amount that we invest in mortgage loans or other real estate-related investments and from time to time, the percentage of our assets invested in these investments may exceed 20% of our total assets. While we have no intention of becoming a mortgage REIT, we may acquire or make the following:

•	first and second mortgages;

•	convertible mortgages;

•	construction loans on real estate;

•	mortgage loan participation investments;

•	common, preferred and convertible preferred equity securities issued by real estate companies;

•	mezzanine and bridge loans; and

•	other illiquid real estate-related securities.

Joint Ventures and Other Arrangements

We currently own eight properties through joint ventures and we may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. See “Conflicts of Interest.” Among other reasons, we anticipate acquiring properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the structure of the joint venture and the real property that such joint venture owns, or is being formed to own, under the same criteria described elsewhere in this Form 10-K. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. They may also include ventures with developers who contribute land, development services and expertise rather than equity. Currently, we have no commitments or agreements to acquire any additional properties or enter into any additional joint ventures and we have not established the specific terms we will require in the joint venture agreements we may enter. We will establish the terms with respect to any particular joint venture agreement on a case-by-case basis.

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

Government Regulation

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

Acquisition Activity

At December 31, 2012, we owned or had joint venture interests in 20 properties. All of these properties are included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our public offerings and debt incurred upon the acquisition of such properties.

As of December 31, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building. Financial Information by segment is presented in Note 12 to our accompanying consolidated financial statements, which begin on page F-1 of this Form 10-K.

Employees

We have no employees and our executive officers are all employees of our Advisor. Substantially all of our work is performed by employees of our Advisor. We are dependent on our Advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties; the oversight and management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our Advisor was unable to provide these services, we will be required to obtain such services from other sources.

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

Despite improved access to capital for some companies, the capital and credit markets continue to experience volatility and disruption, and the health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

New lending is expected to remain restrained in the near term. We intend to rely on debt financing to finance our properties. As a result of credit market factors, we may not be able to obtain debt financing at attractive terms. As such, we may be forced to use a greater proportion of equity to finance our acquisitions, reducing the number of acquisitions we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals

Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Instability in the capital markets has constrained equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in real estate that we own or may acquire. These could have the following negative effects on us:

•	the values of our investments in properties could decrease below the amounts we paid for the investments;

•	revenues from our properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible receivables;

•	we may not be able to refinance our indebtedness or to obtain additional debt financing on attractive terms.

These factors could impair our ability to make distributions to and decrease the value of our stockholders’ investment in us.

Our limited operating history makes it difficult for you to evaluate us. In addition, as a company in its early stages of operations we have incurred losses in the past and may continue to incur losses.

We have a limited operating history. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs. As a consequence, our past performance and the past performance of other real estate investment programs may not be indicative of the performance we will achieve. We were formed on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We have acquired twenty healthcare properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses.

Matters relating to or arising from the restatement of our previously issued financial statements could have a material adverse effect on our business, operating results and financial condition.

On March 25, 2013, we announced that our previously issued consolidated financial statements for the year ended December 31, 2011, and other financial information in our 2011 Form 10-K, should no longer be relied upon and would be restated. In this 2012 Form 10-K we are restating our previously reported financial information as filed in our 2011 10-K to correct the material errors identified in the previously issued consolidated financial statements. For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 17 of the Consolidated Financial Statements included herein.

This announcement and the related restatement may lead to litigation claims and potential regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. Moreover, we may be the subject of negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business, operating results and financial condition.

We identified a material weakness in our internal control over financial reporting in connection with the restatement of previously issued financial statements. Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and effective disclosure controls and procedures could have a material adverse effect on our business.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Management has certified in this report that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2012. In addition, management previously certified that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2011. However, in connection the restatement of an error in our consolidated financial statements for the year ended December 31, 2011, our management subsequently determined that there was a material weakness in our internal control over financial reporting with respect to our consolidated financial statements for the year ended December 31, 2011. As a result of this determination, management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2011. The specific material weakness is described herein in Part II—Item 9A, “Controls and Procedures” under “Management’s Report on Internal Control Over Financial Reporting.”

We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, impairing our ability to raise capital or obtaining other financing.

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

It may be difficult for our stockholders to sell their stock promptly or at all. If our stockholders are able to sell shares of stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment is reduced by sales commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is unlikely that our stockholders will be able to sell their stock, whether pursuant to our stock repurchase program or otherwise, without incurring a substantial loss.

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

We are dependent upon our Advisor, Sentio Investments, LLC, to conduct our operations. Any adverse changes in the financial health of our Advisor, or our relationship with any of them could hinder our operating performance and the return on your investment. Furthermore, if our Advisor became unable to continue in that role, we may have difficulty finding a qualified successor, and any successor advisor may not be as well suited to manage us and our portfolio.

We are dependent on our Advisor, Sentio Investments, LLC to manage our operations and our portfolio of real estate assets. Our Advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. If our Advisor cannot meet its obligations as they arise, or if it is are unable to provide adequate service to us as required under the terms of its agreement with us, we may have to find another Advisor. If we are required to find a new Advisor we may have difficulty doing so, and any successor advisor may not be as well suited to manage us and our portfolio. As we have no employees and are entirely dependent on our Advisor to manage our operations, these potential changes could result in a significant disruption of our business

The inability of our Advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of our stockholders’ investment.

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

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, and upon the performance of property managers and leasing agents in the management of our properties and the identification of prospective tenants. Additionally, disruptions and dislocations in the credit markets in recent years have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We may be delayed in making investments in properties due to delays in the sale of our stock, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own real estate properties and make real estate investments. Until we make real estate investments, we will hold uninvested funds in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders’ investment could be reduced.

If we do not raise substantial funds in public offerings or through alternative capital raising efforts, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

If we are unable to raise significant new capital through public offerings of our stock or through alternative means, we will make relatively few investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

We currently expect to make distributions to our stockholders quarterly. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. With limited prior operations, we cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time, and we may need to cease distributions to stockholders.

We have paid, and may in the future pay, distributions from sources other than cash provided from operations.

Until proceeds from our offerings were fully invested and generating operating cash flow sufficient to support distributions to stockholders, we paid a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. For the four quarters ended December 31, 2012, our cash inflow from operations was approximately $6.0 million. During that period we paid distributions to investors of approximately $3.2 million, all of which was paid in cash.

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

Our Advisor provides services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, and the disposition of our assets. We pay substantial upfront fees for some of these services, which reduces the amount of cash available for investment in real estate or distribution to stockholders. In addition, we have used offering proceeds to fund distributions, and stockholders who did not receive those distributions will therefore experience additional immediate dilution of their investment. Also, to the extent we incurred debt to fund distributions, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt.

The use of offering proceeds to pay fees to our Advisor or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2012, our net tangible book value per share was $6.08. Ignoring discounts for certain categories of purchase, shares in our primary offering were most recently sold at $10.00 per share.

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

Our charter permits our board of directors to issue stock or securities convertible or exchangeable into equity securities, with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock or securities convertible or exchangeable into equity securities, with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock and convertible or exchangeable securities could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks of an investment in us.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the common stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks of an investment on us.

We may change our targeted investments without stockholder consent.

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our common stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

A stockholder’s interest in us may be diluted if we issue additional stock.

Our common stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, including stock issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of the options granted to our independent directors, employees of our Advisor or others, or (5) issue stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests in our operating partnership, holders of our common stock will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our public offerings, and the value of our properties, holders of our common stock might also experience a dilution in the book value per share of their stock.

A stockholder’s interest in us may be diluted if we issue units in our operating partnership.

Holders of common units of our operating partnership will receive distributions per unit in the same amount as the distributions we pay per share to our stockholders and will generally have the right to exchange their units of our operating partnership shares of our stock. If we issue preferred units in our operating partnership with terms and conditions that have priority as to distributions and amounts payable upon liquidation over common units, the holders of such preferred units will be entitled to receive distributions in preference to our stockholders. In the event we issue units in our operating partnership, investors holding our common stock will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, holders of our common stock might also experience a dilution in the book value per share of their stock.

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

Our Advisor has not made an equity investment in us. Therefore, our Advisor has little exposure to losses in the value of our stock. Without this exposure, our investors may be at a greater risk of loss because our Advisor do not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

If we do not successfully implement our long-term liquidity strategy, our stockholders may have to hold their investment for an indefinite period.

Although we presently intend to provide long-term liquidity to our stockholders within seven years of the termination of our primary public offering, our charter does not require our board of directors to pursue such a liquidity event. Our board of directors will review our long-term liquidity strategy annually and a majority of our independent directors may decide to amend or suspend the strategy if it is deemed to be in the best interest of our stockholders to do so. Market conditions and other factors could cause us to delay the commencement of a liquidity event beyond 2018. If our board of directors does elect to pursue a liquidity strategy, we would be under no obligation to conclude the process within a set time. The timing of a listing of our shares on a national securities exchange, the sale of assets or other liquidity event will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. If our board of directors were to adopt a plan of liquidation, we cannot guarantee that we would be able to liquidate all assets. After adoption of a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

In connection with the KKR Equity Commitment (as defined under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”), we have entered into an agreement (the “Transition Agreement”) with our Advisor and the Investor that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from its effective date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. If we internalize in accordance with the terms of the Transition Agreement, we would no longer bear the costs of the various fees we expect to pay to our advisor under the advisory agreement. However, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect to be paid by our advisor. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may dilute your investment. We cannot currently estimate the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we will not directly employ any employees. If we, in accordance with the Transition Agreement, internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

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

Our Advisor will receive substantial fees from us that are partially tied to the performance of our stockholders’ investment. These fees could influence our Advisor’s advice to us, as well as the judgment of our officers, one of whom is also a director. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our advisory agreement with the Advisor;

•	public offerings of equity by us, which would likely entitle the Advisor to increased acquisition and asset-management fees;

•	sales of properties and other investments (including, subject to the approval of our conflicts committee, sales to affiliates), which entitle the Advisor to disposition fees;

•	acquisitions of properties and other investments, which entitle the Advisor to acquisition and asset-management fees, and, in the case of acquisitions of investments from other Advisor-sponsored programs, might entitle the Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset-management fees payable to the Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to a success-based listing fee but could also adversely affect its sales efforts for other programs if the price at which our stock trades is lower than the price at which we offered stock to the public; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to success-based fees but could also adversely affect its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

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

Our Advisor and its affiliates receive fees and other compensation based upon our property acquisitions, the property we own and the sale of our properties and therefore our Advisor and its affiliates may make recommendations to us that we buy, hold or sell property in order to increase their compensation. Our Advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions.

Our Advisor receives commissions, fees and other compensation based upon our investments. Therefore, our Advisor may recommend that we purchase properties that generate fees for our Advisor, but are not necessarily the most suitable investment for our portfolio. In some instances our Advisor may benefit by us retaining ownership of our assets, while our stockholders may be better served by sale or disposition. In other instances they may benefit by us selling the properties which may entitle our Advisor to disposition fees and possible success-based sales fees. In addition, our Advisor’s ability to receive asset management fees and reimbursements depends on our continued investment in properties and in other assets which generate fees to them. Therefore, the interest of our Advisor in receiving fees may conflict with our interests.

If the competing demands for the time of our Advisor and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations, which could reduce our profitability and result in lower distributions to our stockholders.

We do not have any employees. We rely on the employees of our Advisor for the day-to-day operation of our business. The amount of time that our Advisor spends on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. Our Advisor, including our officers, may have interests in other programs and may engage in other business activities. As a result, they may face conflicts of interest in allocating their time between us and other programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our Advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our Advisor will devote adequate time to our business. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of their investments in us may suffer.

Our officers, one of whom is also a director, face conflicts of interest related to the positions they hold with our, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Our officers, one of whom is also a director, are also officers of our Advisor. As a result, they owe fiduciary duties to the entity’s members, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to this other entity could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment, property management and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions our stockholders and to maintain or increase the value of our assets.

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

Most of our healthcare facilities will be directly affected by risks associated with the healthcare industry. Some of our lessees will derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

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

We have entered into joint ventures with other third parties to acquire or improve properties, and we may do so in the future. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

As of December 31, 2012, our portfolio consists of 20 healthcare facilities. The following table provides summary information regarding our facilities.

Property Name	Location	Property Type	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Debt	Approximate Occupancy

Senior Living Operations
Caruth Haven Court	Highland Park, TX	Assisted-Living Facility	100%	01/22/09	74,647	$20,500,000	$9,677,000	97.0%
The Oaks Bradenton	Bradenton, FL	Assisted-Living Facility	100%	05/01/09	18,172	4,500,000	4,069,000	100.0%
GreenTree at Westwood	Columbus, IN	Assisted-Living Facility	100%	12/30/09	50,249	5,150,000	3,841,000	99.0%
Oakleaf Village Portfolio			80%	04/30/10		27,000,000	17,430,000
Oakleaf Village at Lexington	Lexington, SC	Assisted-Living Facility			67,000			91.0%
Oakleaf Village at Greenville	Greenville, SC	Assisted-Living Facility			65,000			72.0%
Terrace at Mountain Creek	Chattanooga, TN	Assisted-Living Facility	100%	09/03/10	109,643	8,500,000	8,720,000	96.0%
Carriage Court of Hilliard	Hilliard, OH	Assisted-Living Facility	100%	12/22/10	69,184	17,500,000	13,751,000	92.0%
River’s Edge of Yardley	Yardley, PA	Dementia and Memory Care Facility	100%	12/22/10	26,146	4,500,000	6,459,000	100.0%
Forestview Manor	Meredith, NH	Assisted-Living Facility	100%	01/14/11	34,270	10,750,000	8,720,000	100.0%
Woodland Terrace at the Oaks	Allentown, PA	Assisted-Living Facility	100%	04/14/11	50,400	9,000,000	6,277,000	89.0%
Amber Glen	Urbana, IL	Memory Care Facility	80%	08/31/12	26,146	13,622,000	8,620,000	99.0%
Mill Creek	Springfield, IL	Memory Care Facility	80%	08/31/12	34,270	12,356,000	8,321,000	98.0%
Hudson Creek	Bryan, TX	Memory Care Facility	80%	08/31/12	114,583	11,546,000	7,971,000	74.0%
Sugar Creek	Normal, IL	Memory Care Facility	80%	08/31/12	50,400	11,963,000	7,810,000	97.0%

Triple Net Leased (1)
Mesa Vista Inn Health Center	San Antonio, TX	Skilled Nursing Facility	100%	12/31/09	55,525	13,000,000	6,926,000	100.0%
Global Rehab Inpatient Rehab Facility	Dallas, TX	Inpatient Rehabilitation Facility	100%	08/19/10	40,828	14,800,000	7,349,000	100.0%
Rome LTACH Project	Rome, GA	Long-Term Acute Care Hospital	100%	01/12/10	52,944	18,900,000	13,385,000	100.0%
Littleton Specialty Rehabilitation Facility	Littleton, CO	Inpatient Rehabilitation Facility	90%	12/16/10	26,808	(2)	(2)	100.0%

Medical Office Building (1)
Hedgcoxe Health Plaza	Plano, TX	Medical Office Building	100%	12/22/10	32,109	9,094,000	5,574,000	100.0%
Physicians Center MOB	Bryan, TX	Medical Office Building	71.9%	04/02/12	114,583	(3)	(3)	68.0%
Total					1,112,907	$212,681,000	$144,900,000

(1)	The lease expiration dates on the triple net leased properties range from 2024 to 2027. The lease expiration dates for the medical office buildings range from 2013 to 2019. The leases that expire in 2013 on the medical office buildings represent less than 1% of total annual rent for the year ended December 31, 2012.
(2)	Littleton Specialty Rehabilitation Facility, a development project and unconsolidated entity accounted for on the equity method, was completed in April 2012, and the single tenant began paying rent in July 2012, in accordance with the terms of the lease. Tenant operations commenced upon licensure of the facility in July 2012.
(3)	On April 2, 2012, through a wholly owned subsidiary, the Company invested $2.5 million to acquire an interest in the Physicians Centre MOB along with Caddis Partners and related affiliates and a group of physician investors. This investment is accounted for on the equity method and discussed further in Note 6 to our Consolidated Financial Statements included in this report.

ITEM 3.	LEGAL PROCEEDINGS

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

On February 4, 2013, we announced an estimated per-share value of our common stock equal to $10.02 per share, calculated as of December 31, 2012. This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) Rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.

In arriving at this estimate, our overall objective was to determine an estimated per-share value that is supported by a methodology and assumptions that are appropriate and that employ procedures and calculations that can be reliably repeated in future periods. In furtherance of this objective, we engaged an independent third-party commercial real estate valuation firm to appraise all of our real estate assets. Our Board of Directors, including all of the independent directors, reviewed the qualifications of the independent appraisers to appraise the Company’s real estate portfolio and determined that such independent appraisers possess the experience and professional competence necessary to be relied upon as experts with respect to the valuation of the Company’s real estate assets.

The independent appraisers’ analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. The independent appraisers appraised each of our real estate assets individually.

Our Board of Directors also considered the qualifications of the Advisor, including its professional staff, and determined that the Advisor possesses the experience and professional competence necessary to be relied upon as an expert with respect to the valuation of the Company’s assets and liabilities and the shares of our common stock. Our Board of Directors reviewed the report prepared by our Advisor which recommended an estimated per-share value, and considering all information provided in light of its own knowledge regarding our assets and unanimously agreed upon an estimated value of $10.02 per share, which is consistent with the recommendations of our Advisor and the independent appraisers appraisals.

Our estimated per-share value was calculated by aggregating the value of our real estate as appraised at September 30, 2012 and the December 31, 2012 estimated fair value of our other assets, subtracting the estimated fair value of our liabilities at December 31, 2012, adjusting the valuations for interests in joint ventures on selected assets, and dividing the total by the number of our common shares outstanding as of December 31, 2012. Our estimated aggregate share value is the same as our net asset value. It does not reflect any portfolio premium.

Calculation:

As of December 31, 2012, our estimated per-share value was calculated as follows:

Real estate assets	$21.96	(1)
Debt	(12.54	)(2)
Other	.60	(3)
Estimated net asset value per-share	$10.02
Estimated enterprise value premium	None assumed
Total estimated per-share value	$10.02

(1)	Our real estate assets were appraised as of September 30, 2012, using valuation methods that we believe are typically used by investors for properties similar to ours, including capitalization of the property net operating income, comparison with sales of similar properties and a cost approach. We do not believe that there have been any material changes between September 30, 2012 and December 31, 2012 in the values of our real estate assets. Primary emphasis was placed on the direct capitalization analysis, with the other approaches used to confirm the reasonableness of the value conclusion. Using this methodology, the appraised value of our real estate assets reflects an overall increase from original purchase price, exclusive of acquisition costs, plus post-acquisition capital investments, of 21.0%. We believe that the assumptions employed in the property appraisals are reasonable and within the ranges used for properties similar to ours and held by investors with similar expectations to our investors. However, a change in the assumptions utilized by the independent appraisers would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, a change in the assumed capitalization rate by 0.25% would yield a change in our net asset value of approximately $0.55 per share.

Based upon the property net operating income for our properties as estimated by the independent appraisers, the aggregate appraised value of the portfolio is $281,300,000.

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

Our estimated per-share value of $10.02 as of December 31, 2012 has been positively affected by the performance of our portfolio. We plan to enhance this performance with value added asset management strategies and partnering with our senior-living property operators.

We plan to update our estimated per-share value on an annual basis.

Limitations and Risks

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete (see the footnotes to the table above). Different parties with different assumptions and estimates could derive a different estimated per-share value. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

•	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;
•	we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or
•	the estimated share value or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

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

During the twelve months ended December 31, 2012, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share
January	33,008	$9.98
February	0	$0
March	0	$0
April	9,203	$9.00
May	17,582	$9.00
June	0	$0
July	0	$0
August	3,000	$9.00
September	13,500	$9.00
October	4,563	$9.00
November	0	$0
December	28,083	$9.02
	108,939

(1)	Prior to the suspension of our stock repurchase program on May 29, 2011, our stockholders who had held their stock for at least one year were able, under certain circumstances, to have all or any portion of their shares redeemed in accordance with the procedures outlined in the prospectus relating to the shares they purchased.

During the year ended December 31, 2012, we redeemed an aggregate of 108,939 shares of common stock for approximately $1,014,000 ($9.31 per share). During the year ended December 31, 2012, we received requests to repurchase a total of 113,439 shares pursuant to the program. Stock redemption requests related to 4,500 shares were not fulfilled because such shares were not eligible for redemption under the terms of the program. We have funded share redemptions with proceeds from our public offerings.

Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to amend, reinstate or terminate our stock repurchase program.

Stockholders

As of March 11, 2013, we had approximately 12.8 million shares of common stock outstanding held by 3,606 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Until proceeds from our public offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we may pay all or a substantial portion of our distributions from the proceeds of our offerings and or from borrowings in anticipation of future cash flow. Our board generally declares distributions on a quarterly basis, which are paid on a quarterly basis. Monthly distributions are paid based on daily record dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. As of December 31, 2012 and December 31, 2011, 551,000 and 551,000 shares, respectively, had been issued under the distribution reinvestment plan.

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

During the years ended December 31, 2012 and 2011, we paid distributions, including any distributions reinvested, aggregating approximately $3.2 million and $5.3 million, respectively to our stockholders. From October 16, 2006 (date of inception) to December 31, 2012, distributions declared were approximately $18.5 million. Of this amount, $5.2 million has been reinvested through our dividend reinvestment plan and $11.7 million has been paid in cash to stockholders. Since inception, we have experienced a cumulative positive cash flow from operations of approximately $1.5 million. Accordingly, from our inception to date, our total distributions have exceeded our cash flows from operations.

The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2011 through December 31, 2012, aggregated by quarter. The cash flow from operations amounts reflect restatement for the correction of errors. See Note 17 “Corrections to Prior Period financial statements” of Notes to Consolidated Financial Statements.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2011	$1,152,000	$1,124,000	$2,276,000	$2,312,000
Second quarter 2011	2,436,000	—	2,436,000	(637,000)
Third quarter 2011	817,000	—	817,000	1,116,000
Fourth quarter 2011	814,000	—	814,000	51,000
	$5,219,000	$1,124,000	$6,343,000	$2,842,000
First quarter 2012	$801,000	—	$801,000	$1,277,000
Second quarter 2012	799,000	—	799,000	214,000
Third quarter 2012	807,000	—	807,000	2,930,000
Fourth quarter 2012	1,533,000	—	1,533,000	1,628,000
	$3,940,000	—	$3,940,000	$6,049,000

Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the fourth quarter of 2012 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). Until proceeds from our offering are fully invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, reducing the amount of funds that would otherwise be available for investment.

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

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 annual meeting of stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance Sheet Data:
Total assets	$231,230,000	$173,085,000	$158,955,000	$58,340,000	$7,972,000
Investments in real estate, net	$189,736,000	$127,827,000	$114,642,000	$40,888,000	$—
Notes payable	$145,364,000	$85,978,000	$72,204,000	$20,260,000	$—
Stockholders’ equity	$77,909,000	$80,859,000	$81,691,000	$34,198,000	$5,369,000

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Operating Data:
Revenues	$48,633,000	$39,845,000	$17,822,000	$6,661,000	$—
Property operating and maintenance	$29,941,000	$25,317,000	$11,133,000	$5,172,000	$—
General and administrative expense	$1,783,000	$3,668,000	$2,396,000	$1,206,000	$875,000
Net loss	$(810,000)	$(5,393,000)	$(6,471,000)	$(4,149,000)	$(1,227,000)
Noncontrolling interest	$72,000	$(61,000)	$(152,000)	$15,000	$(121,000)
Net loss attributable to common stockholders	$(882,000)	$(5,332,000)	$(6,319,000)	$(4,164,000)	$(1,106,000)
Net loss per common share attributable to common stockholders, basic and diluted (1)	$(0.07)	$(0.42)	$(0.89)	$(2.08)	$(12.90)
Dividends declared	$3,940,000	$6,343,000	$6,111,000	$1,963,000	$185,000
Dividends per common share (2)	$0.31	$0.50	$0.75	$0.75	$0.29
Weighted average number of shares outstanding (1) Basic and diluted	12,871,670	12,704,733	7,090,146	1,999,747	85,743
Other Data:
Cash flows provided by (used in) operating activities	$6,049,000	$2,842,000	$(3,100,000)	$(2,923,000)	$(1,270,000)
Cash flows used in investing activities	$(21,070,000)	$(21,700,000)	$(57,822,000)	$(34,348,000)	$(385,000)
Cash flows provided by financing activities	$8,556,000	$17,112,000	$75,740,000	$44,722,000	$9,019,000

(1)	Net loss and dividends per share are based upon the weighted average number of shares of common stock outstanding.
(2)	Dividend per common share is calculated based on days outstanding during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K. See also “Special Note about Forward Looking Statements” preceding Item 1 of this report.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest primarily in investment real estate including health care properties and other real estate related assets located in markets in the United States. As of December 31, 2012, we had raised approximately $127.0 million of gross proceeds from the sale of approximately 12.7 million shares of our common stock in our initial and follow-on public offerings.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee’s evaluation of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had concluded its analysis of strategic alternatives for the Company and determined that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position. As of December 31, 2012, sales pursuant to our follow-on offering remained suspended, and on February 4, 2013 the initial two-year primary offering period for our follow-on offering concluded. We may decide to offer shares pursuant to our follow-on offering in the future, either in a primary offering or pursuant to our dividend reinvestment plan, at which time we would file an amendment to the follow-on offering registration statement. Under no circumstances could the primary offering period for the follow-on offering extend beyond August 3, 2014, however we could continue to offer shares pursuant to our distribution reinvestment plan beyond that date.

Effective January 1, 2012, our business is managed by Sentio Investments, LLC (the “Advisor”), under the terms of the 2012 Advisory Agreement, as amended January 1, 2013. Prior to January 1, 2012, Cornerstone Leveraged Realty Advisors, LLC was our advisor (the “Prior Advisor”) under the terms of the Company’s Advisory Agreement with the Prior Advisor (the “2011 Advisory Agreement”). Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; and (ii) control operating and other expenses, including  maximizing tenant recoveries as provided for in lease structures. Our operations are impacted by property specific, market specific, general economic and other conditions.

Subsequent to December 31, 2012, we entered into a series of agreements with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million of equity funding to be used to finance future real estate acquisitions (such agreements, collectively, the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series A Preferred Stock, newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our operating partnership.

In connection with the KKR Equity Commitment we entered into an agreement with our Advisor and the Investor (the “Transition Agreement”) that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Transition Agreement date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. The terms of the KKR Equity Commitment and the related agreements are described in further detail in Note 18 to our Consolidated Financial Statements included in this report.

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the year ended December 31, 2011 has been updated to reflect the effects of the restatement described in Note 17 of the Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data.”

Highlights for the Twelve Months Ended December 31, 2012

•	Commencing on January 1, 2012, our business is managed by Sentio Investments, LLC. Concurrently, we changed our name to Sentio Healthcare Properties, Inc. and relocated our corporate headquarters to Orlando, FL in January 2012.

•	We made the following investments during 2012:

•	In April of 2012, we acquired our joint venture partners’ interests in the Rome, GA LTACH facility for approximately $5.2 million. Subsequent to the acquisition we own 100% of this investment.

•	On April 2, 2012, through a wholly owned subsidiary, we invested $2.5 million to acquire a 71.9% joint venture interest in the Physicians Centre MOB along with Caddis Partners and its affiliates and a group of physician investors.

•	On August 31, 2012, through wholly-owned subsidiaries, we invested approximately $13.4 million to acquire an 80% joint venture interest in the Leah Bay portfolio of four assisted living facilities located in Illinois and Texas.

•	We refinanced $49.1 million of debt, including the debt refinanced in connection with the acquisition of our partners’ interests in the Rome, GA LTACH facility, securing $64.5 million of loan proceeds at a weighted average annual interest rate of 4.6%.

•	Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the fourth quarter of 2012 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00).

Results of Operations

As of December 31, 2012, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

We purchased our first property in January 2009, and as of December 31, 2012, we owned 20 properties. For the years ended December 31, 2012, 2011 and 2010, our investments by segment were as follows:

Segment	2012	2011	2010
Senior living	14	10	8
Medical office building	1	1	1
Triple-net leased	3	2	2
Unconsolidated joint ventures	2	2	2

In April 2012, we acquired our partners’ joint venture interests in the Rome LTACH facility and began consolidating the investment. We also acquired a 72% joint venture interest in Physicians Centre MOB in April 2012. On August 31, 2012 we acquired an 80% joint venture interest in four memory care facilities. Physicians Centre is accounted for as an unconsolidated joint venture.

In January 2011, we acquired the Forestview Manor assisted living facility and in April 2011, we acquired the Woodland Terrace of the Oaks assisted living facility. During 2010, we acquired an 80% joint venture interest in two assisted living facilities in April, an assisted living facility in September, two assisted living facilities in December, a medical facility in August, a medical office building in December and development medical properties in January and December. The two development properties were both accounted for as unconsolidated joint ventures until we acquired our partners’ interests in one, the Rome LTACH facility in April 2012.

The results of our operations for the twelve months ended December 31, 2012, 2011 and 2010 are affected by our acquisitions and consolidations that have occurred during the periods.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Years Ended December 31,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$13,090,000	$10,549,000	$2,541,000	24%
Triple-net leased properties	4,743,000	3,225,000	1,518,000	47%
Medical office building	859,000	754,000	105,000	14%
Total portfolio net operating income	$18,692,000	$14,528,000	$4,164,000	29%

	Years Ended December 31,
	2012	2011	$ Change	% Change
Reconciliation to net loss:
Net operating income, as defined (1)	$18,692,000	$14,528,000	$4,164,000	29%
Unallocated (expenses) income:
General and administrative expenses	(1,783,000)	(3,668,000)	(1,885,000)	(51)%
Asset management fees and expenses	(2,152,000)	(1,617,000)	535,000	33%
Real estate acquisitions costs and contingent consideration	(1,387,000)	(1,573,000)	(186,000)	(12)%
Depreciation and amortization	(7,095,000)	(7,134,000)	(39,000)	(1)%
Interest expense, net	(6,960,000)	(5,599,000)	1,361,000	24%
Loss on debt extinguishment and other expense	(1,179,000)	—	1,179,000	100%
Equity in loss from unconsolidated entities	(228,000)	(330,000)	(102,000)	(31)%
Gain on remeasurement of investment in unconsolidated entity	1,282,000	—	1,282,000	100%
Net loss	$(810,000)	$(5,393,000)	$(4,583,000)	(85)%

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2012 increased to $13.1 million from $10.5 million for the year ended December 31, 2011. The increase is primarily due to the completion of renovations and lease up of Woodland Terrace at the Oaks and the acquisition and consolidation of the Leah Bay joint venture in August of 2012, as well as the increase in rental revenue and resident services and fee income for other properties.

	Years Ended December 31,
	2012	2011	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$27,535,000	$26,710,000	$825,000	3%
Resident services and fee income	13,981,000	7,894,000	6,087,000	77%
Tenant reimbursement and other income	408,000	313,000	95,000	30%
Less:
Property operating and maintenance expenses	28,834,000	24,368,000	4,466,000	18%
Total portfolio net operating income	$13,090,000	$10,549,000	$2,541,000	24%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $4.7 million for the year ended December 31, 2012 compared to $3.2 million for the year ended December 31, 2011, primarily due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations after the date of the acquisition are consolidated in our financial statements and included in the operations of our triple-net leased segment for the December 31, 2012 period. In the comparable period of 2011, Rome LTACH was accounted for as an equity method investment and its operating results were not included in our triple-net leased properties segment.

	Years Ended December 31,
	2012	2011	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$4,742,000	$3,236,000	$1,506,000	47%
Tenant reimbursement and other income	807,000	597,000	210,000	35%
Less:
Property operating and maintenance expenses	806,000	608,000	198,000	33%
Total portfolio net operating income	$4,743,000	$3,225,000	$1,518,000	47%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $0.9 million for the year ended December 31, 2012, compared to $0.8 million for the year ended December 31, 2011. A new tenant in 2012, increases in lease rates and tenant reimbursements and lower property tax expense resulting from a favorable property tax appeal resulted in higher 2012 net operating income.

	Years Ended December 31,
	2012	2011	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$846,000	$805,000	$41,000	5%
Tenant reimbursement and other income	314,000	290,000	24,000	8%
Less:
Property operating and maintenance expenses	301,000	341,000	(40,000)	(12)%
Total portfolio net operating income	$859,000	$754,000	$105,000	14%

Unallocated (expenses) income

General and administrative expenses decreased to $1.8 million for the year ended December 31, 2012 from $3.7 million for the year ended December 31, 2011. The decrease is primarily due to 2011 nonrecurring expenses incurred in connection with the Company’s evaluation of strategic alternatives (approximately $1.3 million) and the elimination of expense reimbursements paid to the Prior Advisor under the terms of the 2011 Advisory Agreement (approximately $1.1 million). Non-recurring expenses include consulting, legal, accounting and costs related to board of directors and committee meetings. The 2011 Advisory Agreement included a provision for the reimbursement of expenses, including personnel and related employment and administrative costs to the Prior Advisor, while the 2012 Advisory Agreement does not have such a provision.

Asset management fees and expense increased to $2.2 million for the year ended December 31, 2012 from $1.6 million in 2011, as a result of the change in calculation of asset management fees provided for in the 2012 Advisory Agreement and increased assets under management during 2012. Real estate acquisition costs and contingent consideration and depreciation and amortization were comparable for the years ended December 31, 2012 and 2011. Real estate acquisition costs in 2012 consisted primarily of costs associated with the acquisition of the Leah Bay Joint Venture and the minority interest in the Rome LTACH property, while 2011 real estate acquisition costs consisted of fees paid to the Prior Advisor for the acquisition of Forestview Manor, Woodland Terrace at the Oaks and upon the receipt of offering proceeds, acquisition costs paid directly to third-parties and an earn out provision related to GreenTree at Westwood. A portion of the acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance was paid at the time of investment acquisition.

Interest expense, net, for the year ended December 31, 2012 increased to $7.0 million from $5.6 million for the year ended December 31, 2011, due to real estate acquisitions and the related assumption of debt in 2012 and higher balances on refinanced loans, partially offset by lower interest rates. Other expense in 2012 represents the loss associated with the refinancing of the loan on the Carriage Court at Hilliard property that was completed in October 2012. This transaction was deemed to be an extinguishment of debt, and accordingly, the prepayment penalty paid to the lender in connection with the refinancing was expensed.

The 2012 equity in loss from unconsolidated joint ventures related primarily to the operations of the Physicians Centre MOB joint venture purchased in April 2012, while the 2011 loss relates to the operations of Rome LTACH joint venture in which we acquired a controlling interest in April 2012 and which, as a result, was consolidated in the second quarter of 2012.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a $1.3 million gain on remeasurement.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,
	2011	2010	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$10,549,000	$4,361,000	$6,188,000	142%
Triple-net leased properties	3,225,000	2,302,000	923,000	40%
Medical office building	754,000	26,000	728,000	2800%
Total portfolio net operating income	$14,528,000	$6,689,000	$7,839,000	117%
Reconciliation to net loss:
Net operating income, as defined (1)	$14,528,000	$6,689,000	$7,839,000	117%
Unallocated (expenses) income:
General and administrative expenses	(3,668,000)	(2,396,000)	1,272,000	53%
Asset management fees and expenses	(1,617,000)	(1,030,000)	587,000	57%
Real estate acquisitions costs and contingent consideration	(1,573,000)	(3,273,000)	(1,700,000)	(52)%
Depreciation and amortization	(7,134,000)	(4,072,000)	3,062,000	75%
Interest expense, net	(5,599,000)	(2,356,000)	3,243,000	138%
Other expense	—	(33,000)	(33,000)	(100)%
Equity in income (loss) from unconsolidated entities	(330,000)	—	330,000	100%
Net loss	$(5,393,000)	$(6,471,000)	$(1,078,000)	(17)%

(1)	Net operating income is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2011 increased to $10.5 million from $4.4 million for the year ended December 31, 2010. The increase was primarily due to the acquisitions of Forestview Manor and Woodland Terrace at the Oaks, completed during 2011.

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

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $3.2 million for the year ended December 31, 2011, compared to $2.3 million for the year ended December 31, 2010, due to the acquisitions completed in August of 2010.

	Years Ended December 31,
	2011	2010	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$3,236,000	$2,321,000	$915,000	39%
Tenant reimbursement and other income	597,000	279,000	318,000	114%
Less:
Property operating and maintenance expenses	608,000	298,000	310,000	104%
Total portfolio net operating income	$3,225,000	$2,302,000	$923,000	40%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income increased to $754,000 for the year ended December 31, 2011, from $26,000 compared to the year ended December 31, 2010, due to acquisitions completed in December 2010.

	Years Ended December 31,
	2011	2010	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$805,000	$23,000	$782,000	3400%
Tenant reimbursement and other income	290,000	6,000	284,000	4733%
Less:
Property operating and maintenance expenses	341,000	3,000	338,000	11267%
Total portfolio net operating income	$754,000	$26,000	$728,000	2800%

Unallocated (expenses) income

General and administrative expenses increased to $3.7 million for the year ended December 31, 2011 from $2.4 million for the year ended December 31, 2010. The increase was primarily due to nonrecurring expenses incurred as part of the Company’s evaluation of strategic alternatives. These expenses included consulting, legal, accounting and income tax expenses, as well as costs related to board of directors and committees meeting and director and officer insurance costs.

As a result of the acquisitions in December 2010, January 2011 and April 2011, asset management fees and expenses for the years ended December 31, 2011 and 2010 increased to $1.6 million from $1.0 million and depreciation and amortization for the same periods increased to $7.1 million from $4.1 million.

For the years ended December 31, 2011 and 2010 real estate acquisition costs, consisting of fees paid to our Prior Advisor and third-party expenses, were $1.6 million and $3.3 million, respectively. The 2011 decrease in acquisition fees is due to reduced proceeds from our public offering and closing fewer acquisitions in 2011, because the Company’s offering activities were suspended in April 2011, partially offset by higher earn out and joint venture promote costs. A portion of acquisition fees due to our Prior Advisor were paid upon receipt of offering proceeds and the balance was paid at the time of investment acquisition.

Interest expense, net, for the year ended December 31, 2011 increased to $5.6 million from $2.4 million for the year ended December 31, 2010 due to increased real estate acquisition financing in December 2010, January 2011 and April 2011.

Liquidity and Capital Resources

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our public offering of common stock, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with their consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had concluded its analysis of strategic alternatives for the Company and determined that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position. As of December 31, 2012, sales pursuant to our follow-on offering remained suspended, and on February 4, 2013 the initial two-year primary offering period for our follow-on offering concluded. We may decide to offer shares pursuant to our follow-on offering in the future, either in a primary offering or pursuant to our dividend reinvestment plan, at which time we would file an amendment to the follow-on offering registration statement. Under no circumstances could the primary offering period for the follow-on offering extend beyond August 3, 2014, however we could continue to offer shares pursuant to our distribution reinvestment plan beyond that date.

Subsequent to December 31, 2012, we entered into the KKR Equity Commitment for the purpose of obtaining up to $150 million of equity funding to be used to finance future real estate acquisitions. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series A Preferred Stock, newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our operating partnership.

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our capital stock, the sale of preferred units of partnership interest in our operating partnership in accordance with the terms of the KKR Equity Commitment, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, including promote monetization payments, for the payment of tenant improvements and capital improvements for the payment of operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our core plus properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring our value-added and opportunistic properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from public offerings, debt financing, the KKR Equity Commitment or a combination of these two are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

As of December 31, 2012, we had approximately $21.5 million in cash and cash equivalents on hand. Our liquidity will increase if additional subscriptions for shares are accepted in our follow-on public offering and if refinancing results in excess loan proceeds and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

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

There may be a delay between the sale of our shares or equity securities and the purchase of properties. During this period, proceeds from sales of securities may be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”) , and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO real estate acquisition expenses, and non-cash amounts related to straight line rent to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following considerations:

•	Adjustments for straight line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.
•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition expenses include those paid to our advisor and to third parties.
•	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.
•	Unrealized gains or losses resulting from consolidation from, or deconsolidation to equity accounting.

FFO or MFFO should not be considered as an alternative to net income (loss) nor as an indication of our liquidity. Nor is either indicative of funds available to fund our cash needs, including our ability to make distributions. Both FFO and MFFO should be reviewed along with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs. In addition, FFO and MFFO presented for different periods may not be directly comparable.

We believe that MFFO is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes.

Our calculations of FFO and MFFO for the years ended December 31, 2012 and 2011 are presented below:

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Net( loss) income attributable to common stockholders	$(638,000)	$(529,000)	$541,000	$(256,000)
Adjustments:
Real estate depreciation and amortization	2,442,000	1,689,000	1,530,000	1,434,000
Joint venture depreciation and amortization	238,000	236,000	242,000	–
Funds from operations (FFO)	$2,042,000	$1,396,000	$2,313,000	$1,178,000
Adjustments:
Straight-line rent	(188,000)	(191,000)	(224,000)	(112,000)
Real estate acquisition costs	158,000	1,016,000	196,000	17,000
Loss on debt extinguishment	1,028,000	–	151,000	–
Gain on remeasurement of investment in unconsolidated entity	–	–	(1,282,000)	–
Modified funds from operations (MFFO)	$3,040,000	$2,221,000	$1,154,000	$1,083,000

Weighted average shares	12,834,595	12,853,483	12,870,880	12,891,895

FFO per weighted average shares	$0.16	$0.11	$0.18	$0.09
MFFO per weighted average shares	$0.24	$0.17	$0.09	$0.08

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Net (loss) attributable to common stockholders	$(648,000)	$(1,393,000)	$(1,698,000)	$(1,593,000)
Adjustments:
Real estate depreciation and amortization	1,476,000	1,946,000	1,974,000	1,738,000
Joint venture depreciation and amortization	155,000	154,000	155,000	123,000
Funds from operations (FFO)	$983,000	$707,000	$431,000	$268,000
Adjustments:
Straight-line rent	(236,000)	(242,000)	(248,000)	(200,000)
Real estate acquisition costs	120,000	22,000	514,000	917,000
Modified funds from operations (MFFO)	$867,000	$487,000	$697,000	$985,000

Weighted average shares	12,944,243	12,985,804	13,004,904	12,207,623

FFO per weighted average shares	$0.08	$0.05	$0.03	$0.02
MFFO per weighted average shares	$0.07	$0.04	$0.05	$0.08

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

Off-Balance Sheet Arrangements

Other than outstanding notes payable on the Company’s unconsolidated joint ventures, there are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets”, we assess whether there has been impairment in the value of its investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues; and/or

•	Tenant financial problems.

During 2012 , 2011 and 2010, we did not record any impairment charges related to our investments in real estate.

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

In September 2011, ASU 2011-08 was issued and provides companies the option to perform a qualitative assessment of a reporting unit before being required to perform Step 1 of the two-step goodwill test as prescribed by FASB Topic 350 “Intangibles-Goodwill and Other” (“Topic 350”). ASU 2011-08 has amended Topic 350 to state “An entity may first assess qualitative factors… to determine whether it is necessary to perform the two-step goodwill impairment test ….” The qualitative assessment requires management to perform the assessment using a “more likely than not” concept. According to ASC 350-20-35-3C, in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances shall be assessed. In 2011, the Company completed the required annual impairment test through the qualitative assessment and no impairment was recognized based on the results of the test.

For the year ended December 31, 2012, the Company elected to perform Step 1 in its evaluation of goodwill.

Revenue Recognition

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

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, “Consolidation”, addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. Please refer to Note 6. Investments in Unconsolidated Entities of the accompanying consolidated financial statements.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal and state tax authorities, (ii) our ability to qualify as a REIT and (iii) changes in tax laws.

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2012, we had acquired fourteen assisted-living facilities and formed eleven wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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

Subsequent Events

Renewal of Advisory Agreement with our Advisor

On January 1, 2013, we renewed our advisory agreement with our Advisor. The renewed advisory agreement is effective through December 31, 2013; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The material terms of the renewed advisory agreement are consistent with those of the 2012 Advisory Agreement that was previously in effect.

On February 10, 2013 in connection with entering into the Transition Agreement related to the KKR Equity Commitment, we and our Advisor agreed not to terminate the advisory agreement without the prior consent of the Investor. Furthermore, upon the receipt of certain third party approvals, the Transition Agreement will amend certain provisions of the advisory agreement with our Advisor. Most significantly, these amendments will to modify the terms of the subordinated incentive fees to which the Advisor may be entitled under certain circumstances and will further limit the amount of the fees currently payable under the Advisory Agreement. The terms of the Transition Agreement and the other agreements related to the KKR Equity Commitment described in further detail in Note 18 to our Consolidated Financial Statements included in this report and in the Current Report on Form 8-K the Company filed with the SEC on February 12, 2013.

KKR Equity Commitment

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions. The terms of the KKR Equity Commitment and the related agreements are described in further detail in Note 18 to our Consolidated Financial Statements included in this report and in the Current Report on Form 8-K the Company filed with the SEC on February 12, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by its nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating the variable portion of our debt financing. As of December 31, 2012, we had approximately $31.1 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR rates. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2011, the Company determined that it should have been accounting for certain investments in joint ventures on the equity method rather than by consolidating these investments, and in preparing the December 31, 2011 corrected financial statements, it was determined that the change related to the deconsolidated investments had been incorrectly included in cash flow from operations in 2011, resulting in a material change in cash flow from operations for the fourth quarter of 2011 and for the year ended December 31, 2011. On March 25, our audit committee concluded that our audited consolidated financial statements for the year ended December 31, 2011 should be restated, and that since this Form 10-K would be available shortly thereafter, the useful presentation, for readers of the Company’s financial statements, would be to restate the 2011 financial statements in this report. Management concluded that our failure to correctly account for certain joint venture investments and the related cash flow error constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness caused us to restate our December 31, 2011 financial statements included in this Form 10-K.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this reevaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of the end of the period covered by our annual report on Form 10-K for the period ended December 31, 2011.

Remediation of Material Weakness in Internal Control. Upon identifying this error, management reevaluated the Company’s controls and procedures in place at December 31, 2012. In this reevaluation, management noted that while identified controls and procedures had not changed during 2012, there had been a disruption in the consistency of application of certain controls and procedures in the first quarter of 2012 due to the transition to a new advisor on January 1, 2012. Changes in personnel necessitated by a change in the location of the Company’s corporate headquarters commenced in late 2011, in anticipation of the transition, and continued through the first quarter of 2012. Upon completion of the transition, the Company engaged an outside consultant to assist in the assessment of controls and procedures during 2012. This assessment substantiated the effect of the transition on application of controls and procedures early in 2012, while noting that deficiencies in this period were remediated by the second half of 2012. Based on this assessment, management has concluded that the Company’s control environment was deemed to be effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting. During the year ended December 31, 2012, other than the changes in personnel discussed above, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

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

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

		Report of Independent Registered Public Accounting Firm (KPMG LLP)
		Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

		Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

		Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

		Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011, and 2010

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		Schedule III — Real Estate and Accumulated Depreciation

	(3)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sentio Healthcare Properties, Inc.

We have audited the accompanying consolidated balance sheet of Sentio Healthcare Properties, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2012. Our audit also included the financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

Orlando, Florida

March 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sentio Healthcare Properties, Inc.

We have audited the accompanying consolidated balance sheet of Sentio Healthcare Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2011. Our audit also included the financial statement schedule for the year ended December 31, 2011 listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, the accompanying 2011 and 2010 consolidated financial statements have been restated to correct certain misstatements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 22, 2012 (March 27, 2013 as to the effects of the restatement discussed in Note 17)

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	December 31,
	2012	2011 Restated(1)
ASSETS
Cash and cash equivalents	$21,507,000	$27,972,000
Investments in real estate:
Land	23,193,000	20,713,000
Buildings and improvements, net	157,845,000	100,687,000
Furniture, fixtures and equipment, net	3,315,000	2,562,000
Intangible lease assets, net	5,383,000	3,865,000
	189,736,000	127,827,000
Deferred financing costs, net	1,697,000	824,000
Investment in unconsolidated entities	3,529,000	3,387,000
Tenant and other receivable, net	1,988,000	1,366,000
Deferred costs and other assets	2,987,000	1,938,000
Restricted cash	3,821,000	3,806,000
Goodwill	5,965,000	5,965,000
Total assets	$231,230,000	$173,085,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$145,364,000	$85,978,000
Accounts payable and accrued liabilities	4,545,000	3,899,000
Prepaid rent and security deposits	1,879,000	1,535,000
Distributions payable	1,533,000	814,000
Total liabilities	153,321,000	92,226,000
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 580,000,000 shares authorized; 12,807,673 shares and 12,916,611 shares issued and outstanding at December 31, 2012 and 2011, respectively	128,000	129,000
Additional paid-in capital	91,589,000	96,542,000
Accumulated deficit and distributions	(17,936,000)	(17,054,000)
Total stockholders’ equity	73,781,000	79,617,000
Noncontrolling interests	4,128,000	1,242,000
Total equity	77,909,000	80,859,000
Total liabilities and equity	$231,230,000	$173,085,000

(1)	Restated – See Note 17 “Corrections to Prior Period Financial Statements” of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011 Restated(1)	2010
Revenue:
Rental revenue	$33,123,000	$30,751,000	$14,494,000
Resident services and fee income	13,981,000	7,894,000	2,738,000
Tenant reimbursements and other income	1,529,000	1,200,000	590,000
	48,633,000	39,845,000	17,822,000
Expenses:
Property operating and maintenance	29,941,000	25,317,000	11,133,000
General and administrative expenses	1,783,000	3,668,000	2,396,000
Asset management fees and expenses	2,152,000	1,617,000	1,030,000
Real estate acquisition costs and contingent consideration	1,387,000	1,573,000	3,273,000
Depreciation and amortization	7,095,000	7,134,000	4,072,000
	42,358,000	39,309,000	21,904,000
Income (loss) from operations	6,275,000	536,000	(4,082,000)
Other income (expense):
Interest expense, net	(6,960,000)	(5,599,000)	(2,356,000)
Loss on debt extinguishment and other expense	(1,179,000)	—	(33,000)
Equity in loss from unconsolidated entities	(228,000)	(330,000)	—
Gain on remeasurement of investment in unconsolidated entity	1,282,000	—	—
Net loss	(810,000)	(5,393,000)	(6,471,000)
Net income (loss) attributable to the noncontrolling interests	72,000	(61,000)	(152,000)
Net loss attributable to common stockholders	$(882,000)	$(5,332,000)	$(6,319,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.07)	$(0.42)	$(0.89)
Basic and diluted weighted average number of common shares	12,871,670	12,704,733	7,090,146

(1)	Restated – See Note 17 “Corrections to Prior Period Financial Statements” of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2009	4,993,751	$50,000	$39,551,000	$(5,403,000)	$34,198,000	$—	$34,198,000
Issuance of common stock	6,694,219	67,000	66,530,000	—	66,597,000	—	66,597,000
Redeemed shares	(95,087)	(1,000)	(927,000)	—	(928,000)	—	(928,000)
Noncontrolling interest contribution Restated(1)	—	—	—	—	—	1,861,000	1,861,000
Offering costs	—	—	(7,455,000)	—	(7,455,000)	—	(7,455,000)
Distributions	—	—	(6,111,000)	—	(6,111,000)	—	(6,111,000)
Net loss	—	—	—	(6,319,000)	(6,319,000)	(152,000)	(6,471,000)
Balance — December 31, 2010 Restated(1)	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$1,709,000	$81,691,000
Issuance of common stock	1,575,268	17,000	15,660,000	—	15,677,000	—	15,677,000
Redeemed shares	(251,482)	(4,000)	(2,442,000)	—	(2,446,000)	—	(2,446,000)
Offering costs	—	—	(1,920,000)	—	(1,920,000)		(1,920,000)
Distributions Restated(1)	—	—	(6,344,000)	—	(6,344,000)	(406,000)	(6,750,000)
Net loss - Restated	—	—	—	(5,332,000)	(5,332,000)	(61,000)	(5,393,000)
Balance — December 31, 2011 Restated(1)	12,916,612	$129,000	96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed shares	(108,939)	(1,000)	(1,013,000)	—	(1,014,000)	—	(1,014,000)
Noncontrolling interest contribution	—	—	—	—	—	3,444,000	3,444,000
Distributions	—	—	(3,940,000)		(3,940,000)	(630,000)	(4,570,000)
Net (loss) income	—	—	—	(882,000)	(882,000)	72,000	(810,000)
Balance — December 31, 2012	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000

(1)	Restated – See Note 17 “Corrections to Prior Period Financial Statements” of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011 Restated(1)	2010 Restated(1)
Cash flows from operating activities:
Net loss	$(810,000)	$(5,393,000)	$(6,471,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	474,000	436,000	104,000
Depreciation and amortization	7,095,000	7,134,000	4,072,000
Straight-line rent amortization	(716,000)	(492,000)	(387,000)
Real estate contingent consideration	110,000	535,000	—
Gain on remeasurement of investment in unconsolidated entity	(1,282,000)	—	—
Equity in loss from unconsolidated entities	228,000	330,000	—
Bad debt expense	51,000	1,706,000	35,000
Change in deferred taxes	(225,000)	(1,110,000)	—
Changes in operating assets and liabilities:
Tenant and other receivables	88,000	449,000	(187,000)
Deferred costs and other assets	(828,000)	(387,000)	(274,000)
Restricted cash	4,000	(324,000)	(823,000)
Prepaid rent and security deposits	344,000	467,000	108,000
Payable to related parties	—	(38,000)	(301,000)
Receivable from related parties	—	(1,630,000)	—
Accounts payable and accrued liabilities	1,516,000	1,159,000	1,024,000
Net cash provided by (used) in operating activities	6,049,000	2,842,000	(3,100,000)

Cash flows from investing activities:
Real estate acquisitions	(18,151,000)	(19,751,000)	(53,342,000)
Additions to real estate	(658,000)	(1,208,000)	(121,000)
Investments in unconsolidated entities	(2,490,000)	(897,000)	(3,403,000)
Changes in restricted cash	(19,000)	(527,000)	(856,000)
Acquisition deposits	—	100,000	(100,000)
Distributions from unconsolidated joint ventures	248,000	583,000	—
Net cash used in investing activities	(21,070,000)	(21,700,000)	(57,822,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,160,000	63,792,000
Redeemed shares	(1,014,000)	(2,446,000)	(928,000)
Proceeds from notes payable	54,533,000	14,561,000	25,889,000
Repayments of notes payable	(39,388,000)	(800,000)	(433,000)
Offering costs	—	(1,947,000)	(8,827,000)
Deferred financing costs	(1,347,000)	(275,000)	(850,000)
Noncontrolling interest contribution	603,000	—	—
Payment of real estate contingent consideration	(980,000)	(1,000,000)	—
Distributions paid to stockholders	(3,221,000)	(4,735,000)	(2,888,000)
Distributions paid to noncontrolling interests	(630,000)	(406,000)	(15,000)
Net cash provided by financing activities	8,556,000	17,112,000	75,740,000
Net decrease in cash and cash equivalents	(6,465,000)	(1,746,000)	14,818,000
Cash and cash equivalents—beginning of year	27,972,000	29,718,000	14,900,000
Cash and cash equivalents—end of year	$21,507,000	$27,972,000	$29,718,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,356,000	$5,099,000	$1,938,000
Cash paid for income taxes	$580,000	620,000	$—
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,533,000	$814,000	$722,000
Distributions reinvested	$—	$1,124,000	$2,805,000
Note payable assumed in connection with real estate acquisitions	$44,241,000	$—	$26,488,000
Non-cash equity contributions and remeasurement related to real estate acquisitions	$5,995,000	$—	$—
Liabilities assumed at property acquisition	—	—	$298,000
Assets contributed by noncontrolling interest	—	—	$1,880,000
Assumed earn-out at acquisition	—	—	$1,000,000
Assumed holdback at acquisition	—	—	$316,000

(1)	Restated – See Note 17 “Corrections to Prior Period Financial Statements” of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated figures

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

1. Organization

Sentio Healthcare Properties, Inc., a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. Effective January 1, 2012, subject to certain restrictions and limitations, our business is managed by Sentio Investments, LLC, a Florida limited liability company that was formed on December 20, 2011 (the “Advisor”). Prior to January 1, 2012, Cornerstone Leveraged Realty Advisors, LLC, a Delaware limited liability company that was formed on October 16, 2006 (the “Prior Advisor”), was our advisor.

Sentio Healthcare Properties OP, LP., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At December 31, 2012, we owned 100% of the interest in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our dividend reinvestment plan. As of December 31, 2012, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had concluded its analysis of strategic alternatives for the Company and determined that the Company is well positioned as an investment program with a continued focus on healthcare real estate. The Independent Directors Committee identified strategies in its evaluation process that it believes will enhance this position and is implementing operating changes designed to increase portfolio cash flow and increase shareholder value.  As of December 31, 2012, sales pursuant to our follow-on offering remained suspended, and on February 4, 2013 the initial two-year primary offering period for our follow-on offering concluded. We may decide to offer shares pursuant to our follow-on offering in the future, either in a primary offering or pursuant to our dividend reinvestment plan, at which time we would file an amendment to the follow-on offering registration statement. Under no circumstances could the primary offering period for the follow-on offering extend beyond August 3, 2014, however we could continue to offer shares pursuant to our distribution reinvestment plan beyond that date.

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

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

We assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues; and/or

•	Tenant financial problems.

During 2012, 2011 and 2010, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

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

In September 2011, ASU 2011-08 was issued and provides companies the option to perform a qualitative assessment of a reporting unit before being required to perform Step 1 of the two-step goodwill test as prescribed by FASB Topic 350 “Intangibles-Goodwill and Other” (“Topic 350”). ASU 2011-08 has amended Topic 350 to state “An entity may first assess qualitative factors… to determine whether it is necessary to perform the two-step goodwill impairment test ….” The qualitative assessment requires management to perform the assessment using a “more likely than not” concept. According to ASC 350-20-35-3C, in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances shall be assessed. In 2011, the Company completed the required annual impairment test through the qualitative assessment and no impairment was recognized based on the results of the test.

For the year ended December 31, 2012, the Company elected to perform Step 1 in its evaluation of goodwill.

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

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2012 and December 31, 2011 provisions for bad debts amounted to approximately $51,000 and $1,706,000 respectively. For the year ended December 31, 2011, $1,630,000 relates to the allowance on a related party receivable, and $76,000 relates to tenant receivables. The allowance for tenant receivables are included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using a method which approximates the effective interest rate method over the contractual terms of the respective financings.

Revenue Recognition

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of notes payable, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

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

As of December 31, 2012, the Company had no components of other comprehensive income. Accordingly, net loss is equal to comprehensive loss for all periods presented.

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

4. Acquisitions

2012 Acquisitions

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

In December 2011, The Cirrus Group notified us of their intended exercise of the promote monetization provisions of the Rome LTH operating agreement. On April 6, 2012, we acquired the interests of Cornerstone Private Equity Fund Operating Partnership, LP in the Rome LTH for $1.1 million. On April 12, 2012, we acquired the interests of The Cirrus Group in Rome LTH for $4.1 million, which included a $3.0 million payment of the promote termination amount. As of April 12, 2012, we owned 100% of Rome LTH. Upon acquiring control of Rome LTH, the Company assumed debt of approximately $10.9 million and recorded a gain on the remeasurement of this previously recorded equity method investment in the amount of $1.3 million which is presented in our consolidated statement of operations. The acquisition of interests was funded by approximately $2.6 million of equity raised in our offerings and $2.6 million of debt proceeds.

Leah Bay Joint Venture

On August 31, 2012, we invested approximately $13.3 million and assumed debt of approximately $32.8 million, to acquire an 80% controlling joint venture interest in Sentio Leah Bay Portfolio, LLC (“Landlord LLC”) and Sentio Leah Bay TRS Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Landlord LLC and the Tenant LLC as the “Leah Bay Joint Venture”). The Company’s joint venture partner contributed approximately $3.4 million, of which $2.8 million was a noncash contribution of their existing ownership interest in three of the facilities. Through two wholly-owned subsidiaries, the Company controls Landlord LLC and Tenant LLC and consolidates these entities. The Leah Bay Joint Venture owns and operates four memory care facilities located in Urbana, IL (Amber Glen), Springfield, IL (Mill Creek), Normal, IL (Sugar Creek) and Bryan, TX (Hudson Creek). The acquisition was funded with proceeds from our public offerings and mortgage loans from unaffiliated lenders.

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

	Rome LTACH Project	Leah Bay Portfolio
Land	$—	$2,481,000
Buildings & improvements	17,800,000	41,364,000
Site improvements	—	1,539,000
Furniture & fixtures	—	1,199,000
Intangible assets	1,100,000	2,904,000

Real estate acquisition	$18,900,000	$49,487,000
Acquisition expenses	$182,000	$983,000

The following unaudited pro forma information for the twelve months ended December 31, 2012 and 2011 have been prepared to reflect the incremental effect of the Rome LTACH Project and the Leah Bay Portfolio acquisitions as if such acquisitions had occurred on January 1, 2011. We have not adjusted the proforma information for any items that may be directly attributable to the business combination or non-recurring in nature.

	Year ended December 31, 2012	Year ended December 31, 2011
Revenues	$57,664,000	$54,042,000
Net income (loss)	$696,000	$(5,593,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.05	$(0.44)

The Company recorded revenues of $2.3 million for the twelve months ended December 31, 2012 and net income of $1.7 million for the twelve months ended December 31, 2012, respectively, for the Rome LTACH Project. Prior to April of 2012, the Rome LTACH Project was being accounted for under the equity method.

The Company recorded revenues of $4.3 million and a net loss of $1.4 million for the twelve months ended December 31, 2012, for the Leah Bay Portfolio.

2011 Acquisitions

On April 14, 2011, through a wholly-owned subsidiary, we purchased an assisted-living property, Woodland Terrace at the Oaks, from an affiliate of Sunrise Senior Living, Inc., for $9.0 million. The acquisition of Woodland Terrace at the Oaks was funded with proceeds from our public offerings and a mortgage loan from an unaffiliated lender, post-closing.

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

	Forestview Manor	Woodland Terrace at the Oaks
Land	$1,320,000	$1,000,000
Buildings & improvements	6,803,000	6,395,000
Site improvements	1,040,000	350,000
Furniture & fixtures	350,000	220,000
Intangible assets	960,000	590,000
Goodwill	277,000	445,000
Real estate acquisition	$10,750,000	9,000,000
Acquisition expenses	$160,000	$142,000

The following unaudited pro forma information for the twelve months ended December 31, 2011 and 2010 have been prepared to reflect the incremental effect of the Forestview Manor and the Woodland Terrace at the Oaks acquisitions as if such acquisitions had occurred on January 1, 2010.

	Year ended December 31, 2011	Year ended December 31, 2010
Revenues	$40,822,000	$25,195,000
Net loss	$(5,814,000)	$(6,235,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.46)	$(0.88)

The Company recorded revenues of $3.7 million for the twelve months ended December 31, 2011, respectively, and net loss of $0.5 million for the twelve months ended December 31, 2011for Forestview Manor.

The Company recorded revenues of $2.0 million for the twelve months ended December 31, 2011, respectively, and net loss of $0.7 million twelve months ended December 31, 2011for Woodland Terrace at the Oaks.

5. Investments in Real Estate

The following table provides summary information regarding our property portfolio of consolidated investments as of December 31, 2012:

Property	Location	Percentage Equity Ownership	Date Purchased	Purchase Price	Debt
Caruth Haven Court	Highland Park, TX	100%	01/22/09	$20,500,000	$9,677,000
The Oaks Bradenton	Bradenton, FL	100%	05/01/09	$4,500,000	$4,069,000
GreenTree at Westwood (1)	Columbus, IN	100%	12/30/09	$5,150,000	$3,841,000
Mesa Vista Inn Health Center	San Antonio, TX	100%	12/31/09	$13,000,000	$6,926,000
Rome LTACH Project	Rome, GA	100%	01/12/10	$18,900,000	$13,385,000
Oakleaf Village Portfolio:
Oakleaf Village at —Lexington	Lexington, SC	80%	04/30/10	$14,512,000	$9,361,000
Oakleaf Village at —Greenville	Greenville, SC	80%	04/30/10	$12,488,000	$8,069,000
Global Rehab Inpatient Rehab Facility	Dallas, TX	100%	08/19/10	$14,800,000	$7,349,000
Terrace at Mountain Creek (2)	Chattanooga, TN	100%	09/03/10	$8,500,000	$8,720,000
Carriage Court of Hilliard	Hilliard, OH	100%	12/22/10	$17,500,000	$13,751,000
Hedgcoxe Health Plaza	Plano, TX	100%	12/22/10	$9,094,000	$5,574,000
River’s Edge of Yardley	Yardley, PA	100%	12/22/10	$4,500,000	$6,459,000
Forestview Manor	Meredith, NH	100%	01/14/11	$10,750,000	$8,720,000
Woodland Terrace at the Oaks	Allentown, PA	100%	04/14/11	$9,000,000	$6,277,000
Amber Glen	Urbana, IL	80%	08/31/12	$13,622,000	$8,620,000
Mill Creek	Springfield, IL	80%	08/31/12	$12,356,000	$8,321,000
Hudson Creek	Bryan, TX	80%	08/31/12	$11,546,000	$7,971,000
Sugar Creek	Normal, IL	80%	08/31/12	$11,963,000	$7,810,000

(1)	The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of December 31, 2011 and an earn-out payment of approximately $1.0 million was made in January of 2012.
(2)	Under the purchase and sale agreement executed in connection with the acquisition, a portion of the purchase price for the property was to be calculated and paid to the seller as earn-out payments based upon the net operating income, as defined, of the property during each of the three years following our acquisition of the property. The earn-out value of $1.0 million was paid during the second quarter of 2011.

As of December 31, 2012, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,996,000	$5,118,000	$14,757,000
Accumulated depreciation and amortization	—	(9,151,000)	(1,803,000)	(9,374,000)
Net	$23,193,000	$157,845,000	$3,315,000	$5,383,000

As of December 31, 2011, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$20,713,000	$105,340,000	$3,578,000	$10,641,000
Accumulated depreciation and amortization	—	(4,653,000)	(1,016,000)	(6,776,000)
Net	$20,713,000	$100,687,000	$2,562,000	$3,865,000

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the years ended December 31, 2012, 2011, and 2010 was approximately $4.5 million, $3.5, and $1.7 million, respectively. Amortization associated with the intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $3.6 million, and $2.4 million, respectively.

The estimated useful lives for intangible assets range from one to twenty years. As of December 31, 2012, the weighted-average amortization period for intangible assets was approximately 8 years.

Estimated amortization for each of the five following years ended December 31 is as follows:

Intangible Assets
2013	$2,131,000
2014	$330,000
2015	$330,000
2016	$329,000
2017	$328,000
2018 and thereafter	$1,935,000

6. Investments in Unconsolidated Entities

Littleton Specialty Rehabilitation Facility

On December 16, 2010, we funded an investment in a joint venture with affiliates of The Cirrus Group, an unaffiliated entity, to develop a $7.3 million specialty rehabilitation facility in Littleton, CO. We agreed to contribute approximately $1.6 million of capital to acquire a 90.0% limited partnership interest in Littleton Med Partners, LP. Three affiliates of The Cirrus Group contributed an aggregate of approximately $0.2 million to acquire an aggregate 9.5% limited partnership interest in the Littleton Med Partners, LP. A fourth affiliate of the Cirrus Group acts as the general partner and holds the remaining 0.5% interest in the Littleton Med Partners, LP. As of December 31, 2012 and December 31, 2011, we owned a 90.0% limited partnership interest in Littleton Med Partners, LP. Due to the substantial control exercised by the other partners, we have accounted for this investment using the equity method. Our net investment in this property as of December 31, 2012 and 2011, respectively, was $1.7 million. For the twelve months ended December 31, 2012 and 2011, we recorded equity in income from this unconsolidated entity of $0.1 million and $0, respectively. As of December 31, 2012, total assets related to this project were $7.4 million, which includes $6.9 million of net real estate related assets. Total liabilities were $5.6 million at December 31, 2012, which includes $5.4 million of secured mortgage debt. As of December 31, 2011, total assets related to this project were $6.0 million, which included $5.8 million of net real estate related assets. Total liabilities were $4.2 million at December 31, 2011, which includes $3.2 million of secured mortgage debt. The joint venture began operations in July 2012. Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity, and, under certain circumstances, the Company may elect to satisfy the promote monetization obligation connection with a disposition of the property. If the promote monetization liability is satisfied other than in connection with a sale of the property, the Company would be required to fund additional capital into the partnership. On December 17, 2012, our joint venture partner noticed the Company of their intent to exercise their promote monetization right. If the Company elects to satisfy the monetization provision other than through a sale of the property, the potential additional partnership funding obligation is estimated at approximately $1.3 million.

Physicians Centre MOB

On April 2, 2012, through a wholly-owned subsidiary, we entered into a joint venture with affiliates of Caddis Partners, an unaffiliated entity, and a group of unaffiliated physicians to acquire an on-campus medical office building (the “Physicians Centers MOB”) located in Bryan, Texas.

The Company invested approximately $2.5 million of capital to acquire a 71.9% noncontrolling limited partnership interest in Bryan MOB Partners, L.P the (“Bryan LP”). Affiliates of Caddis Partners contributed an aggregate of approximately $0.35 million to acquire an aggregate 10.1% limited partnership interest in the Bryan LP and another affiliate of the Caddis Partners acts as the Bryan LP general partner, but does not own a partnership interest. The physician partners contributed approximately $0.625 million to acquire an 18.0% interest in Bryan LP. The Company’s equity investment in the joint venture was funded from proceeds from its public offering. Our net investment in this property as of December 31, 2012 was $1.9 million.

For the twelve months ended December 31, 2012, we recorded equity in loss from this unconsolidated entity of $0.4 million. As of December 31, 2012, total assets related to this joint venture were approximately $9.9 million, which includes approximately $9.2 million of real estate assets and total liabilities were approximately $7.3 million, which includes approximately $7.1 million of secured mortgage debt. Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners at their sole discretion between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity, and, under certain circumstances, the Company may elect to satisfy the promote monetization obligation connection with a disposition of the property. We may be required to fund additional capital contributions, including funding of any capital expenditures deemed necessary to continue to operate the entity, any operating cash shortfalls that the entity may experience and the promote monetization if not satisfied in connection with a sale of the property.

7. Notes Payable

Notes payable were $145.4 million ($144.9 million, net of premium) and $86.0 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted-average effective interest rate of 5.45% per annum. As of December 31, 2012, we had $113.8 million of fixed rate debt, or 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $31.1 million of variable rate debt, or 21% of notes payable, at a weighted average interest rate of 5.83% per annum. As of December 31, 2011, we had fixed and variable rate mortgage loans with effective interest rates ranging from 3.45% to 6.50% per annum and a weighted average effective interest rate of 5.91% per annum.

On October 25, 2012, the Company completed a refinancing of the loan on the Carriage court of Hilliard with HUD in the amount of $13.8 million. This loan has a thirty five year term with the rate of interest fixed at 2.8% and payments of principal on a 35 year amortization rate. In connection with the closing of the loan, the Company recognized a loss on debt extinguishment in the amount of $1.0 million, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

On June 11, 2012, we entered into MultiFamily Loan and Securities Agreements (the “Loans”) with KeyCorp Real Estate Capital Markets, Inc., originated under Fannie Mae’s Delegated Underwriting and Servicing Product Line, to refinance our Terrace at Mountain Creek, River’s Edge at Yardley, Forestview Manor, GreenTree at Westwood and Windsor Oaks of Bradenton properties. The Loans are at a fixed rate of 4.45% for a term of seven years. Proceeds from the Loans of $32.0 million exceeded the debt repaid and loan fees and expenses by approximately $11.5 million. The Loans are secured by first priority liens on the refinanced properties. In connection with the documentation and closing of the Loans, we paid fees and expenses totaling approximately $791,000. In addition, the Company recognized a loss on debt extinguishment of approximately $148,000, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

In November 2010, we entered into an agreement with KeyBank National Association, an unaffiliated financial institution (“KeyBank”), to obtain a $25.0 million revolving credit facility. Effective August 2011, the KeyBank agreement was amended to convert the credit facility to a term loan, revised certain loan covenants and changed the maturity date to July 31, 2012, with an option to extend the maturity to October 30, 2012 subject to satisfaction of certain conditions. This option was exercised and the term was extended on July 31, 2012. On August 14, 2012, the Company repaid the final amount outstanding on the Key Bank credit facility. The amount outstanding under the credit facility was $0 and $16.3 million at December 31, 2012 and December 31, 2011, respectively.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2012, we were in compliance with all such covenants and requirements.

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of December 31, 2012(1)	Outstanding Principal Balance as of December 31, 2011(1)	Maturity Date
Amber Glen	Principal and interest at a 30-year amortization rate	6.40%—fixed	$8,620,000	$(5)	June 1, 2019
Carriage Court of Hilliard(4)	Principal and interest at a 35-year amortization rate	2.80%—fixed	$13,751,000	$13,440,000	August 1, 2044
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43%—fixed	$9,677,000	$9,793,000	December 16, 2019
Greentree (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$3,841,000	$2,832,000	July 1, 2019
Forestview Manor (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,720,000	$5,935,000	July 1, 2019
Global Rehab Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	6.25%—fixed for 3 years; thereafter the greater of 6.25% and 3 year LIBOR +3.25%	$7,349,000	$7,441,000	December 22, 2016
Hedgcoxe Health Plaza (3)	Principal and interest at a 30-year amortization rate	4.90%—fixed	$5,574,000	$5,060,000	August 14, 2022
Hudson Creek	Principal and interest at a 30-year amortization rate	6.11%—fixed	$7,971,000	$(5)	June 1, 2019
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50%—fixed	$6,926,000	$7,136,000	January 5, 2015
Mill Creek	Principal and interest at a 30-year	6.40%—fixed	$8,321,000	$(5)	June 1, 2019
Oakleaf Village Portfolio	Principal and interest at a 30-year amortization rate	5.45% plus the greater of 1% or the 3 month LIBOR	$17,430,000	$17,644,000	April 30, 2015
River’s Edge of Yardley (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$6,459,000	$2,500,000	July 1, 2019
Rome LTACH Project	Principal and interest at a 25-year amortization rate	4.50%—fixed	$13,385,000	$(6)	March 31, 2017
Sugar Creek	Principal and interest at a 30-year amortization rate	6.20%—fixed	$7,810,000	$(5)	June 1, 2019
The Oaks Bradenton (2)	Principal and interest at a 30-year amortization rate.	4.45%—fixed	$4,069,000	$2,697,000	July 1, 2019
Terrace at Mountain Creek (2)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,720,000	$5,700,000	July 1, 2019
Woodland Terrace at the Oaks	Months 1-22 interest only. Month 23 to maturity principal and interest at a 25-year amortization rate	3 month LIBOR +3.75% with a floor of 5.75%	$6,277,000	$5,800,000	May 1, 2014
			$144,900,000	$85,978,000
Add: premium			464,000	—
Notes payable, net			$145,364,000	$85,978,000

(1)	As of December 31, 2012 and December 31, 2011, all notes payable are secured by the underlying real estate.
(2)	These loans were refinanced in June 2012 under the Multifamily Loan and Securities Agreement discussed above.
(3)	On August 14, 2012 this loan was refinanced with the KeyBank National Association.
(4)	On October 25, 2012 this loan was refinanced with HUD.
(5)	On August 31, 2012, the Company acquired an interest in the Leah Bay joint venture subject to existing indebtedness of approximately $32.9 million. These notes payable are secured by the underlying real estate.
(6)	Rome LTACH was accounted for as an equity method investment prior to April 2012 and therefore the debt balance was not included in the Company’s consolidated balance sheet as of December 31, 2011.

Principal payments due on our notes payable as of December 31, 2012 and each of the five subsequent years are as follows:

Year	Principal Amount
2013	$2,318,000
2014	$8,579,000
2015	$25,437,000
2016	$9,023,000
2017	$2,098,000
2018 and thereafter	$97,445,000
$144,900,000

8. Future Minimum Lease Payments

All resident leases in our senior operations living segment are on a month to month basis and are excluded from the following schedule. Future minimum lease payments to be received from leases under the triple-net leased segment and medical office building segments as of December 31, 2012 are as follows:

Years ending December 31,

2013	$5,462,000
2014	$5,607,000
2015	$5,682,000
2016	$5,573,000
2017	$5,638,000
2018 and thereafter	$49,812,000

9. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. As of December 31, 2012, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. During 2012, federal deposit insurance under the Securities Investor Protection Corporation was unlimited for non-interest bearing demand transaction accounts at all insured depository institutions as provided by the “Dodd-Frank Wall Street Reform and Consumer Protection Act”.

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

Our senior living operations segment accounted for approximately 86.2%, 87.6% and 85.3% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information about our senior living operations segment for the year ended December 31, 2012:

	December 31, 2012
Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Good Neighbor Care	29.2%	25.3%
Royal Senior Care	17.0%	14.6%
Woodbine Senior Living	18.3%	15.7%
12 Oaks Senior Living	16.0%	13.7%
JEA Senior Living	10.3%	8.9%
Provision Living	4.8%	4.2%
Legend Senior Living	4.4%	3.8%
	100.0%	86.2%

Our triple-net leased segment accounted for approximately 11.4%, 9.6% and 14.6% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information about our triple-net leased segment for the year ended December 31, 2012:

	December 31, 2012
Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Babcock PM Management	35.7%	4.1%
Global Rehab Hospitals	33.1%	3.8%
The Specialty Hospital	24.9%	2.8%
Floyd Healthcare Management	6.3%	0.7%
	100.0%	11.4%

Our medical office building segment accounted for approximately 2.4%, 2.7% and 0.1% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, we owned or had joint venture interests in 20 properties geographically located in ten states. The following table provides information about our geographic risks by operating segment for the year ended December 31, 2012:

	December 31, 2012
State	Percentage of Segment Revenues	Percentage of Total Revenues
Senior living operations
South Carolina	17%	15%
Texas	18%	15%
Ohio	12%	10%
Pennsylvania	16%	14%
New Hampshire	10%	9%
Tennessee	10%	8%
Illinois	8%	7%
Indiana	5%	4%
Florida	4%	4%

Triple-net leased properties
Texas	69%	8%
Georgia	31%	4%
Medical office building
Texas	100%	2%

10. Segment Reporting

As of December 31, 2012, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$27,535,000	$4,742,000	$846,000	$33,123,000
Resident services and fee income	13,981,000	—	—	13,981,000
Tenant reimbursements and other income	408,000	807,000	314,000	1,529,000
	$41,924,000	$5,549,000	$1,160,000	$48,633,000
Property operating and maintenance expenses	28,834,000	806,000	301,000	29,941,000
Net operating income	13,090,000	4,743,000	859,000	18,692,000
General and administrative expenses				1,783,000
Asset management fees and expenses				2,152,000
Real estate acquisition costs and contingent consideration				1,387,000
Depreciation and amortization				7,095,000
Interest expense, net				6,960,000
Loss on debt extinguishment and other expense				1,179,000
Equity in loss from unconsolidated entities				228,000
Gain on remeasurement of investment in unconsolidated entity				(1,282,000)
Net loss				(810,000)
Net income attributable to the noncontrolling interests				72,000
Net loss attributable to common stockholders				$(882,000)

	For the Year Ended December 31, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$26,710,000	$3,236,000	$805,000	$30,751,000
Resident services and fee income	7,894,000	—	—	7,894,000
Tenant reimbursements and other income	313,000	597,000	290,000	1,200,000
	$34,917,000	$3,833,000	$1,095,000	$39,845,000
Property operating and maintenance expenses	24,368,000	608,000	341,000	25,317,000
Net operating income	10,549,000	3,225,000	754,000	14,528,000
General and administrative expenses				3,668,000
Asset management fees and expenses				1,617,000
Real estate acquisition costs and contingent consideration				1,573,000
Depreciation and amortization				7,134,000
Interest expense, net				5,599,000
Equity in loss from unconsolidated entities				330,000
Net loss				(5,393,000)
Net loss attributable to the noncontrolling interests				(61,000)
Net loss attributable to common stockholders				$(5,332,000)

	For the Year Ended December 31, 2010
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$12,150,000	$2,321,000	$23,000	$14,494,000
Resident services and fee income	2,738,000	—	—	2,738,000
Tenant reimbursements and other income	305,000	279,000	6,000	590,000
	$15,193,000	$2,600,000	$29,000	$17,822,000
Property operating and maintenance expenses	10,832,000	298,000	3,000	11,133,000
Net operating income	4,361,000	2,302,000	26,000	6,689,000
General and administrative expenses				2,396,000
Asset management fees and expenses				1,030,000
Real estate acquisition costs and contingent consideration				3,273,000
Depreciation and amortization				4,072,000
Interest expense, net				(2,356,000)
Loss on debt extinguishment and other expense				(33,000)
Net loss				(6,471,000)
Net loss attributable to the noncontrolling interests				(152,000)
Net loss attributable to common stockholders				$(6,319,000)

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Assets
Investment in real estate:
Senior living operations	$137,784,000	$92,975,000
Triple-net leased properties	43,781,000	26,366,000
Medical office building	8,171,000	8,486,000
Total reportable segments	$189,736,000	$127,827,000
Reconciliation to consolidated assets:
Cash and cash equivalents	21,507,000	27,972,000
Deferred financing costs, net	1,697,000	824,000
Investment in unconsolidated entities	3,529,000	3,387,000
Tenant and other receivables, net	1,988,000	1,366,000
Deferred costs and other assets	2,987,000	1,938,000
Restricted cash	3,821,000	3,806,000
Goodwill	5,965,000	5,965,000
Total assets	$231,230,000	$173,085,000

For the year ended December 31, 2011, due to acquisitions in our senior living operations segment, we recorded approximately $0.6 million of goodwill. As of December 31, 2012 and 2011, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

11. Fair Value Measurements

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

The fair market value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $146.2 million and $87.0 million, compared to the carrying values of $145.4 ($145.0 million, net of premium) million and $86.0 million at December 31, 2012 and 2011, respectively.

Upon acquiring control of a previously unconsolidated entity, the Company recorded its equity method investment at fair value of $6.0 million, and recorded a gain of approximately $1.3 million. The fair value of the equity method investment was estimated using a direct capitalization approach and was measured using Level 3 inputs. The capitalization rate used was 8.25% and a change in this input could result in a significant change in the valuation of our original joint venture investment and a change in the gain from remeasurement recognized during the period.

There were no transfers between Levels 1 or 2 during the twelve months ended December 31, 2012.

12. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008. REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of HC Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies direct control of the daily operations of these assisted-living properties.

As of December 31, 2012, we had acquired fourteen assisted-living facilities and formed seventeen wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs.

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

For the years ended December 31, 2012, 2011 and 2010, our TRS reported net taxable income of approximately $0.7 million, $1.0 million, and $0.5 million, respectively. The TRS recognized a $0.2 million and $0.6 million benefit for Federal and State income taxes in 2012 and 2011, respectively which have been recorded in general and administrative expenses. The TRS recognized a $0.3 million provision for Federal and State income taxes in 2010. Net deferred tax assets related to the TRS entities totaled $1.3 million and $1.1 million at December 31, 2012 and 2011, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2012 as we have determined the future taxable income from the operations of the TRS entities are expected to be sufficient to cover the additional future expenses resulting from these book tax differences.

13. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2012 and 2011 including distributions reinvested, we had issued 13.3 million shares of common stock for a total of $132.3 million of gross proceeds, respectively, in our initial and follow-on public offerings.

Distributions

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. As of December 31, 2012 and December 31, 2011, 551,000 and 551,000 shares, respectively, had been issued under the distribution reinvestment plan.

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

The following are the distributions declared during the years ended December 31, 2012 and 2011:

	Distribution Declared(1)
Period	Cash	Reinvested	Total
2011	$5,219,000	$1,124,000	$6,343,000
2012	$3,940,000	$—	$3,940,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from our offerings are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors. Our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On June 30, 2011, our board of directors resolved to lower our distributions to an annualized rate of $0.25 per share (2.5% based on a share price of $10.00) from the prior annualized rate of $0.75 per share (7.5% based on a share price of $10.00), effective July 1, 2011 and continuing until and including December 31, 2011. Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the fourth quarter of 2012 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

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

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our public offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholder value. As a result, we suspended our stock repurchase program effective as of May 29, 2011.

During the years ended December 31, 2012 and 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
2012	108,939	$9.31
2011	251,482	$9.71

During the year ended December 31, 2012, we received requests to have an aggregate of 113,439 shares repurchased pursuant to our stock repurchase program. Of these requests, 4,500 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described above. During the year ended December 31, 2011, we received requests to have an aggregate of 369,250 shares repurchased pursuant to our stock repurchase program. Of these requests, 86,182 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described above.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (“the Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we currently do not have plans to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2012 and 2011, we have not granted any awards under the Plan.

Tax Treatment of Distributions

For tax purposes, our distributions are comprised of taxable ordinary dividend and return of capital. The return of capital for the distributions per share to common stockholders reportable for the years ended December 31, 2012, 2011, and 2010 were as follows:

Per Common Shares	2012		2011		2010
Taxable ordinary dividend	$0.19	62.82%	$0.04	8.87%	—	—
Return of capital	$0.12	37.18%	$0.46	91.13%	$0.75	100%

14. Related Party Transactions

The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. We are party to an advisory agreement that entitles the Advisor to specified fees upon the provision of certain services to us, as well as reimbursement of certain costs and expenses incurred by the Advisor in providing services to us. Effective January 1, 2012, Sentio Investments, LLC became our Advisor under a new advisory agreement (the “2012 Advisory Agreement”). On July 29, 2011, the Company executed the Omnibus Agreement, which provided for a number of significant changes to the Company’s Advisory Agreement with the Prior Advisor (the “2011 Advisory Agreement”). The 2012 Advisory Agreement and the 2011 Advisory Agreement are collectively referred to as the “Advisory Agreements.”

Advisory Agreement

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

Organizational and Offering Costs. Organizational and offering costs of our offerings paid by the Prior Advisor on our behalf were reimbursed to the Prior Advisor from the proceeds of our offerings. Organizational and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incur, or that the Advisor and its affiliates incur on our behalf, could exceed 3.5% of the gross offering proceeds then raised, but our Advisor was required to reimburse us to the extent that our organization and offering expenses exceeded 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Advisor was also obligated to pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) were in excess of 13.5% of gross offering proceeds. We did not have any obligation to reimburse the Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings. As of December 31, 2012 and December 31, 2011, the Prior Advisor and its affiliates had incurred organizational and offering costs totaling approximately $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduce net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. Upon the execution of the Omnibus Agreement between the Company and the Prior Advisor, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to Prior Advisor pursuant to the 2011 Advisory Agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our consolidated balance sheet.

Acquisition Fees and Expenses. The 2012 Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 1.0% of the investments acquired, including any debt attributable to such investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. The 2011 Advisory Agreement required us to pay the Prior Advisor acquisition fees in an amount equal to 2.0% of the investments acquired, including any debt attributable to such investments. Under the 2011 Advisory Agreement, a portion of the acquisition fees were paid upon receipt of offering proceeds, and the balance were paid at the time we acquired a property. However, if the 2011 Advisory Agreement was terminated or not renewed, the Prior Advisor was obligated to return acquisition fees not yet allocated to one of our investments. In addition, we were required to reimburse the Prior Advisor for direct costs the Prior Advisor incurred and amounts the Prior Advisor paid to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the twelve months ended December 31, 2012 the Advisor earned approximately $0.5 million of acquisition fees. For the twelve months ended December 31, 2011, the Prior Advisor earned approximately $0.5 million of acquisition fees. As of December 31, 2011, the amount of acquisition fees that had been paid to the Prior Advisor but not allocated to one of our investments was $0.9 million. That amount was expensed and included in real estate acquisition costs and earn out costs in our consolidated statements of operations. Upon the execution of the Omnibus Agreement, we forgave the advance not earned through services rendered in connection with future acquisitions.

Financing Coordination Fee. The 2012 Advisory Agreement requires us to pay the Advisor a financing coordination fee equal to 0.5% of the gross amount of any refinancing, provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any debt obligations secured by any particular asset that was previously subject to a refinancing in which the Advisor received a financing coordination fee within the immediately preceding three year period. For the twelve months ended December 31, 2012 the Advisor earned approximately $0.3 million of financing coordination fees. The 2011 Advisory Agreement did not provide for a financing coordination fee.

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

The Prior Advisory Agreement required us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the sum of the aggregate basis in book carrying values of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, calculated in accordance with GAAP. In addition, we reimbursed the Prior Advisor for the direct and indirect costs and expenses incurred by the Prior Advisor in providing asset management services to us, including personnel and related employment costs related to providing asset management services on our behalf and amounts paid by our Advisor to Servant Investments, LLC and Servant Healthcare Investments, LLC for portfolio management services provided on our behalf. These fees and expenses were in addition to management fees paid to third party property managers.

The Advisor earned approximately $2.2 million and the Prior Advisor earned $0.9 million of management fees, for the twelve months ended December 31, 2012 and 2011, respectively. These fees were expensed. For the twelve months ended December 31, 2011, the Prior Advisor also incurred approximately $0.8 million of direct and indirect costs and expenses, which are included in asset management fees and expensed in the consolidated statement of operations. No comparable charges were made by the Advisor in 2012.

Operating Expenses. The 2012 Advisory Agreement does not provide for the reimbursement of the Advisor’s direct or indirect costs of providing administrative services to us. Accordingly, there were no such charges for the twelve months ended December 31, 2012. The 2011 Advisory Agreement provided for reimbursement of the Prior Advisor’s direct and indirect costs of providing administrative and management services to us. For the twelve months ended December 31, 2011, approximately $1.4 million of such costs were reimbursed and included in general and administrative expenses on our consolidated statements of operations.

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

For the quarter ended December 31, 2012, our management fees and expenses and operating expenses did not exceed the greater of 2% of our average invested assets and 25% of our net income. For the four quarters ended December 31, 2012, our management fees and expenses and operating expenses totaled $4.1 million. This amount exceeded the greater of 2% of our average invested assets and 25% of our net loss by $0.1 million. Our Independent Directors Committee determined that the $0.1 million of the excess amount was justified as unusual and non-recurring due to the Company’s Advisor transition in 2012.

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

Subordinated Participation Provisions. Under the 2012 Advisory Agreement, the Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

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

Dealer Manager Agreements

Pacific Cornerstone Capital, Inc. (“PCC”), an affiliate of the Prior Advisor, was the dealer manager for our initial and follow-on public offerings, prior to the suspension of our follow-on offering on April 29, 2011. As such, PCC was entitled to receive a sales commission of up to 7% of gross proceeds from sales in the primary offerings. PCC is also entitled to receive a dealer manager fee equal to up to 3% of gross proceeds from sales in the primary offerings. PCC was also entitled to receive a reimbursement of bona fide due diligence expenses up to 0.5% of the gross proceeds from sales in the primary offerings. The 2011 Advisory Agreement required the Prior Advisor to reimburse us to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses (but excluding acquisition fees and acquisition expenses discussed above) were in excess of 13.5% of gross proceeds from our primary offerings. For the twelve months ended December 31, 2011, PCC earned sales commission and dealer manager fees of approximately $1.1 million. Dealer manager fees and sales commissions paid to PCC are a cost of capital raised and, as such, are included as a reduction of additional paid in capital in the accompanying consolidated balance sheets.

Also see the discussion under Note 18. Subsequent Events regarding the renewal of the advisory agreement on January 1, 2013 and the subsequent entry into the Transition Agreement in connection with the KKR Equity Commitment.

15. Commitments and Contingencies

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

16. Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$14,750,000	$12,389,000	$11,007,000	$10,487,000
Expenses	12,380,000	11,160,000	9,514,000	9,304,000
Income from operations	$2,370,000	$1,229,000	$1,493,000	$1,183,000
Net (loss) income	$(674,000)	$(545,000)	$591,000	$(182,000)
Noncontrolling interest	(36,000)	(16,000)	50,000	74,000
Net (loss) income attributable to common stockholders	$(638,000)	$(529,000)	$541,000	$(256,000)
Net (loss) income per common share attributable to common stockholders — basic and diluted	$(0.05)	$(0.04)	$0.04	$(0.02)
Weighted average common shares — basic and diluted	12,834,595	12,853,483	12,870,880	12,891,895

	Quarters Ended - Restated See Note 17
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$10,290,000	$10,249,000	$10,115,000	$9,191,000
Expenses	9,052,000	10,351,000	10,528,000	9,378,000
Income (loss) from operations	$1,238,000	$(102,000)	$(413,000)	$(187,000)
Net loss	$(646,000)	$(1,413,000)	$(1,714,000)	$(1,620,000)
Noncontrolling interest	2,000	(20,000)	(16,000)	(27,000)
Net loss attributable to common stockholders	$(648,000)	$(1,393,000)	$(1,698,000)	$(1,593,000)
Net loss per common share attributable to common stockholders — basic and diluted	$(0.05)	$(0.11)	$(0.13)	$(0.13)
Weighted average common shares — basic and diluted	12,944,243	12,985,804	13,004,904	12,207,623

17. Corrections to Prior Period Financial Statements

As previously disclosed in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012, the Company determined that it should have been accounting for certain investments in joint ventures on the equity method rather than by consolidating these investments. The Company reviewed the impact of these errors (“consolidation errors”) on the prior period financial statements and determined that these errors were not material to the financial statements. The Company’s condensed consolidated financial statements in the quarterly reports on Form 10-Q filed by the Company for the periods ended June 30, 2012 and September 30, 2012 were corrected for the immaterial consolidation errors, and the effects of these corrections were disclosed in the footnotes to those financial statements. In preparing the December 31, 2011 corrected financial statements to correct the consolidation errors, an inconsistency in one element of cash flow from operations was noted. Further review and analysis by management determined that an element of cash flow related to the deconsolidated investments had been incorrectly included in cash flow from operations in 2011, resulting in a material change in cash flow from operations for the fourth quarter of 2011 and for the year ended December 31, 2011. The total operating cash flow errors for the year ended December 31, 2011 resulted in an overstatement of 2011 operating cash flows by $2.3 million, of which $0.8 million related to the consolidation errors and $1.5 million of which related to the fourth quarter 2011 cash flow calculation error with respect to the deconsolidated joint ventures.

A summary of the effects of the restatement to correct the above noted errors on our consolidated financial statements for the years ended December 31, 2011 and 2010 are presented in the tables below:

	December 31, 2011
	As Previously Reported	As Corrected
ASSETS
Cash and cash equivalents	$28,258,000	$27,972,000
Investments in real estate:
Land	21,270,000	20,713,000
Buildings and improvements, net	114,584,000	100,687,000
Furniture, fixtures and equipment, net	2,562,000	2,562,000
Construction in progress	5,218,000	—
Intangible lease assets, net	5,581,000	3,865,000
	149,215,000	127,827,000
Deferred financing costs, net	1,121,000	824,000
Investment in unconsolidated entities	—	3,387,000
Tenant and other receivable, net	1,808,000	1,366,000
Restricted cash	3,873,000	3,806,000
Deferred costs and other assets	1,948,000	1,938,000
Goodwill	5,965,000	5,965,000
Total assets	$192,188,000	$173,085,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$100,059,000	$85,978,000
Accounts payable and accrued liabilities	7,683,000	3,899,000
Prepaid rent and security deposits	1,740,000	1,535,000
Dividends payable	814,000	814,000
Total liabilities	110,296,000	92,226,000
Commitments and contingencies
Equity:
Common stock	129,000	129,000
Additional paid-in capital	96,542,000	96,542,000
Accumulated deficit and distributions	(17,054,000)	(17,054,000)
Total stockholders’ equity	79,617,000	79,617,000
Noncontrolling interests	2,275,000	1,242,000
Total equity	81,892,000	80,859,000
Total liabilities and equity	$192,188,000	$173,085,000

	Year ended December 31, 2011
	As Previously Reported	As Corrected
Revenue:
Rental revenue	$32,643,000	$30,751,000
Resident services and fee income	7,894,000	7,894,000
Tenant reimbursements and other income	1,459,000	1,200,000
	41,996,000	39,845,000
Expenses:
Property operating and maintenance	25,629,000	25,317,000
General and administrative expenses	3,674,000	3,668,000
Asset management fees and expenses	1,617,000	1,617,000
Real estate acquisition costs and contingent consideration	2,488,000	1,573,000
Depreciation and amortization	7,721,000	7,134,000
	41,129,000	39,309,000
Income (loss) from operations	867,000	536,000
Other income (expense):
Interest expense, net	(6,361,000)	(5,599,000)
Other expense	—	—
Equity in loss from unconsolidated entities	—	(330,000)
Net loss	(5,494,000)	(5,393,000)
Net loss attributable to noncontrolling interests	(162,000)	(61,000)
Net loss attributable to common stockholders	$(5,332,000)	$(5,332,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.42)	$(0.42)
Basic and diluted weighted average number or common shares	12,704,733	12,704,733

	Year ended December 31, 2011
	As Previously Reported	As Corrected
Cash flows from operating activities:
Net loss	$(5,494,000)	$(5,393,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	550,000	436,000
Depreciation and amortization	7,721,000	7,134,000
Straight-line rent amortization	(934,000)	(492,000)
Real estate contingent consideration	1,450,000	535,000
Equity in loss from unconsolidated entities	—	330,000
Bad debt expense	1,706,000	1,706,000
Changes in deferred taxes	(1,110,000)	(1,110,000)
Changes in operating assets and liabilities:
Tenant and other receivables	508,000	449,000
Deferred costs and other assets	(387,000)	(387,000)
Restricted cash	(391,000)	(324,000)
Prepaid rent and tenant security deposits	613,000	467,000
Payable to related parties	(38,000)	(38,000)
Receivable from related parties	(1,630,000)	(1,630,000)
Accounts payable and accrued liabilities	2,596,000	1,159,000
Net cash provided by operating activities	5,160,000	2,842,000

Cash flows from investing activities:
Real estate acquisitions	(19,751,000)	(19,751,000)
Additions to real estate	(728,000)	(1,208,000)
Investment in an unconsolidated entity	—	(897,000)
Changes in restricted cash	(527,000)	(527,000)
Development of real estate	(8,430,000)	—
Acquisition deposits	100,000	100,000
Distributions from unconsolidated joint ventures	—	583,000
Net cash used in investing activities	(29,336,000)	(21,700,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,160,000	14,160,000
Redeemed shares	(2,446,000)	(2,446,000)
Proceeds from notes payable	20,054,000	14,561,000
Repayments of notes payable	(800,000)	(800,000)
Payment of real estate earn out costs	(1,000,000)	(1,000,000)
Offering costs	(1,947,000)	(1,947,000)
Deferred financing costs	(326,000)	(275,000)
Distributions paid to stockholders	(4,735,000)	(4,735,000)
Distributions paid to noncontrolling interests	(345,000)	(406,000)
Net cash provided by financing activities	22,615,000	17,112,000
Net (decrease) in cash and cash equivalents	(1,561,000)	(1,746,000)
Cash and cash equivalents—beginning of year	29,819,000	29,718,000
Cash and cash equivalents—end of year	$28,258,000	$27,972,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,677,000	$5,099,000
Supplemental disclosure of non-cash financing and investing activities:
Distribution declared not paid	814,000	814,000
Distribution reinvested	1,124,000	1,124,000
Accrued promote monetization liability	2,018,000	—
Deferred financing amortization capitalized to real estate development	36,000	—
Assumed construction in progress	588,000	—

	Year ended December 31, 2010
	As Previously Reported	As Corrected
Cash flows from operating activities:
Net loss	$(6,471,000)	$(6,471,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	104,000	104,000
Depreciation and amortization	4,072,000	4,072,000
Straight-line rent amortization	(387,000)	(387,000)
Bad debt expense	35,000	35,000
Changes in operating assets and liabilities:
Tenant and other receivables	(246,000)	(187,000)
Deposits	(270,000)
Deferred costs and other assets	—	(274,000)
Restricted cash	(823,000)	(823,000)
Prepaid rent and tenant security deposits	167,000	108,000
Payable to related parties	(301,000)	(301,000)
Receivable from related parties	—	—
Accounts payable and accrued liabilities	1,026,000	1,024,000
Net cash used in operating activities	(3,094,000)	(3,100,000)

Cash flows from investing activities:
Real estate acquisitions	(53,895,000)	(53,342,000)
Additions to real estate	(121,000)	(121,000)
Development of real estate	(11,872,000)	—
Investments in unconsolidated entities	—	(3,403,000)
Changes in restricted cash	(856,000)	(856,000)
Acquisition deposits	(100,000)	(100,000)
Net cash used in investing activities	(66,844,000)	(57,822,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	63,792,000	63,792,000
Redeemed shares	(928,000)	(928,000)
Proceeds from notes payable	34,477,000	25,889,000
Repayments of notes payable	(433,000)	(433,000)
Noncontrolling interest contribution	1,069,000	—
Offering costs	(8,827,000)	(8,827,000)
Deferred financing costs	(1,390,000)	(850,000)
Distributions paid to stockholders	(2,888,000)	(2,888,000)
Distributions paid to noncontrolling interests	(15,000)	(15,000)
Net cash provided by financing activities	84,857,000	75,740,000
Net increase in cash and cash equivalents	14,919,000	14,818,000
Cash and cash equivalents—beginning of year	14,900,000	14,900,000
Cash and cash equivalents—end of year	$29,819,000	$29,718,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,938,000	$1,938,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	722,000	722,000
Distributions reinvested	2,805,000	2,805,000
Note payable assumed at property acquisition and non-cash equity contribution in connection with real estate acquisition	26,488,000	26,488,000
Accrued real estate development costs	1,679,000	—
Deferred financing amortization capitalized to real estate development	233,000	—
Liabilities assumed at property acquisition	298,000	298,000
Assets contributed by noncontrolling interest	1,880,000	1,880,000
Assumed earn-out at acquisition	1,000,000	1,000,000
Assumed holdback at acquisition	316,000	316,000

79

	2011
	As Previously Reported	As Corrected
Retained Earnings (Accumulated Deficit)
Beginning of period – December 31, 2010	$(11,722,000)	$(11,722,000)
End of period – December 31, 2011	(17,054,000)	(17,054,000)

	2010
	As Previously Reported	As Corrected
Retained Earnings (Accumulated Deficit)
Beginning of period – December 31, 2009	$(5,403,000)	$(5,403,000)
End of period – December 31, 2010	(11,722,000)	(11,722,000)

The Company notes that certain balances within the consolidated statements of equity for the years ended December 31, 2010 and December 31, 2011 were corrected as a result of the correction of the errors noted above. The noncontrolling interest balance at December 31, 2010 was reported as $2.8 million and has been restated to $1.7 million due to a $1.1 million decrease in the noncontrolling interest contribution, which changed total equity from a reported balance of $82.8 million to a restated balance of $81.7 million. The noncontrolling interest balance at December 31, 2011 was reported as $2.3 million and has been restated to $1.2 million, which changed total equity from a reported balance of $81.9 million to a restated balance of $80.9 million. There were no other changes in the consolidated statement of equity as a result of the correction of the above noted errors.

18. Subsequent Events

Renewal of Advisory Agreement with our Advisor

On January 1, 2013, the Company renewed its advisory agreement with the Advisor. The renewed advisory agreement is effective through December 31, 2013; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The material terms of the renewed advisory agreement are consistent with those of the 2012 Advisory Agreement that was previously in effect.

On February 10, 2013 in connection with entering into the Transition Agreement related to the KKR Equity Commitment, the Company, the operating partnership and the Advisor agreed not to terminate the advisory agreement without the prior consent of the Investor. Furthermore, upon the receipt of certain third party approvals, the Transition Agreement will amend certain provisions of the advisory agreement with the Advisor. Most significantly, these amendments will modify the terms of the subordinated incentive fees to which the Advisor may be entitled under certain circumstances and will further limit the amount of the fees currently payable under the Advisory Agreement. The terms of the Transition Agreement and the other agreements related to the KKR Equity Commitment described in further detail below and in the Current Report on Form 8-K the Company filed with the SEC on February 12, 2013.

KKR Equity Commitment

On February 10, 2013 (the “Effective Date”), the Company entered into a series of agreements with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions (such agreements, collectively, the “KKR Equity Commitment”). The terms of the KKR Equity Commitment and the related agreements are described in further detail below and in the Current Report on Form 8-K the Company filed with the SEC on February 12, 2013.

Securities Purchase Agreement

On the Effective date the Company, and its operating partnership Sentio Healthcare Properties OP, L.P. (the “Partnership,” and together with the Company, the “Sentio Parties”), and Sentinel RE Investment Holdings LP (“Investor”), entered into a Securities Purchase Agreement (the “Purchase Agreement”). Under the Purchase Agreement, the Sentio Parties may issue and sell to the Investor on a private placement basis from time to time over a period of two years, subject to the Investor’s option to extend the period for an additional year (the “Investment Period”), up to $150 million in aggregate issuance amount of shares of newly issued Series A Preferred Stock of the Company (the “Series A Preferred”), newly issued Series C Preferred Stock of the Company (the “Series C Preferred”) and newly issued Series B Convertible Preferred Units of the Partnership (the “Series B Preferred Units,” and together with the Series A Preferred and the Series C Preferred, the “Securities”). During the Investment Period, the Company may issue up to 1,000 shares of Series A Preferred Shares representing up to an aggregate issuance amount of $100,000 and the Partnership may issue Series B Preferred Units up to an aggregate issuance amount of $149.9 million. Subject to the receipt of stockholder approval for an amendment to the Company’s charter (described in further detail below), the Company may issue, in lieu of the Series A Preferred, up to 1,000 shares of Series C Preferred representing up to an aggregate issuance amount of $100,000. The Sentio Parties may issue the Securities to Investor pursuant to put exercise notices up to four times per year in an aggregate amount of up to $75 million per year during the Investment Period. Prior to the initial closing of a put exercise, the Company will be required to obtain certain consents and to file and cause to be made effective articles supplementary designating the terms and preferences of the Series A Preferred (or the Series C Preferred, if issuable at the time of the initial closing) in the form specified in the Purchase Agreement. The Company will also be required to cause the Partnership to amend its agreement of limited partnership in the form specified in the Purchase Agreement.

In conjunction with the execution of the Purchase Agreement, the Sentio Parties paid to Investor a transaction fee of $2 million and are obligated to reimburse the Investor for up to $1 million of its expenses incurred in connection with the Purchase Agreement. Under certain conditions, the Purchase Agreement may be terminated by the Sentio Parties prior to the initial Put Exercise and upon payment of a termination fee. The Purchase Agreement contains customary representations and warranties, covenants, indemnification provisions, and conditions to the funding of Put Exercises for a transaction of this size and type. With limited exceptions, the Company and the Partnership are restricted from issuing securities other than in accordance with the Purchase Agreement while the put rights under the Purchase Agreement are in effect.

To the extent the minimum purchase obligation is not exercised during the term of the commitment, the Sentio Parties will be required to pay a premium to the Investor calculated and payable annually as 5% of the difference between $35 million and the amount drawn in each of the first two years of the commitment, and if the commitment is extended for a third year, 5% of the difference between the lesser of the remaining amount of the commitment and $50 million and the amount exercised. No put premium will be payable on the anniversary of a year in which Investor vetoed more than one Approved Acquisition.

The terms of the Purchase Agreement require the Company to propose to its stockholders at its 2013 annual stockholder meeting an amendment to its charter as specified in the Purchase Agreement (the “Charter Amendment”). If the Charter Amendment is approved by a majority of the Company’s stockholders at the Company’s 2013 annual stockholder meeting, the Company will issue the Series C Preferred to Investor in lieu of the Series A Preferred Shares and will exchange any outstanding shares of Series A Preferred for shares of Series C Preferred on a one-for-one basis. If the Charter Amendment is not approved at the 2013 annual meeting, the Company is required to repropose the Charter Amendment at subsequent annual meetings. The Purchase Agreement also requires the Company’s board of directors (the “Board”), 30 days following the Effective Date, to act to increase the size of the Board from seven to nine member and to fill the vacancies created thereby with two directors selected by the Investor. The Company will also, at Investor’s sole election, add one additional director (for a total of ten directors), which director will also be selected by the Investor.

Series A and Series C Preferred

The Series A Preferred and the Series C Preferred, will rank senior to the Company’s common stock with respect to dividend rights and rights on liquidation. The holders of the Series A Preferred and the Series C Preferred will be entitled to receive dividends, as and if authorized by the Board out of funds legally available for that purpose, at an annual rate equal to 3%.

The holders of the Series A Preferred will have the right, as a class, (1) at any time the Board is comprised of nine or fewer directors and the Investor’s aggregate interest in the Company and the Partnership represents, considered on an as-converted basis, is less than 40% of the number of shares of the Company’s common stock then outstanding (such interest, the “Investor’s Proportionate Interest”), to elect a total of two members to the Board (including the directors elected pursuant to the Company’s obligations under the Purchase Agreement described above), (2) if the Board is comprised of ten or more directors and the Investor’s Proportionate Interest is less than 40%, to elect directors representing 30% of the Board, (3) If the Investor’s Proportionate Interest is 40% or more, but less than 50.01%, to elect directors representing 40% of the Board, and (5) If the Investor’s Percentage is 50.01% or more, to elect directors representing 60% of the Board. As a holder of Series A Preferred or Series C Preferred, Investor will also have the right to (a) consent to any sale, merger, listing of stock, or other liquidation transaction proposed by the Sentio Parties before January 1, 2018; (b) consent to any other proposed action that requires stockholder approval, excluding the election of directors, if Investor’s Proportionate Interest, is equal to or greater than 30%; (c) require that either (i) the Series A Preferred and Series B Preferred Units be repurchased by the Sentio Parties if a proposed merger, listing, or liquidation event is approved by the Company’s board of directors, but is not approved by the Company’s stockholders; or (ii) require that the Series C Preferred Shares and Series B Preferred Units be repurchased by the Sentio Parties if a merger, listing, or liquidation event initiated by Investor after June 30, 2017 is not approved by the Company’s stockholders.

If issued, the holder of each Series C Preferred will have the right to one vote for each share of As-Converted Common Stock (defined below) held by such holder and its affiliates and with respect to such vote, such holder will have full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock, and shall be entitled to vote, together with holders of common stock as a single class, with respect to any question upon which holders of common stock have the right to vote, with certain limited exceptions. “As-Converted Common Stock” means, as of any determination date and with respect to any holder, the number of shares of Common Stock then held by such holder and its affiliates after giving effect to the conversion or exchange, in accordance with their terms, of any and all securities then convertible or exchangeable, directly or indirectly, into common stock.

Form of Amended Partnership Agreement

Prior to the first investment by Investor pursuant to the Purchase Agreement, the Company, an affiliate of the Company and Investor will enter a Second Amended and Restated Limited Partnership Agreement of the Partnership (the “Amended Partnership Agreement”) in the form specified in the Purchase Agreement. The Amended Partnership Agreement will authorize the issuance of the Series B Preferred Units to Investor. The Series B Preferred Units will rank senior to the Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units will receive cash distributions at an annual rate equal to 7.5% in preference to any distributions paid to common units. If the Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10%. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5% per unit in annual distributions from the Effective Date, and thereafter to the common units and Series B Preferred Units pro rata. In the event of a liquidation of the Partnership, Investor would receive an amount equal to the greater of (a) the amount paid to acquire securities under the Purchase Agreement plus all accrued and unpaid distributions or (b) the amount Investor would be entitled to receive in the transaction if the Series B Preferred Units were converted into common units of the Partnership (excluding any unpaid distribution to holders of common units, to which the holders of common units alone are entitled).

Each Series B Preferred Unit will have an initial issuance value of $100.00 per unit and will be convertible into a number of common units of Partnership interest equal to the issuance value of such Series B Preferred Unit divided by the applicable conversion price as determined in accordance with the terms of the Amended Partnership Agreement. The initial conversion price is $10.02. Investor may exchange common units for shares of the Company’s common stock, at an initial exchange factor of 1 to 1, subject to proportional adjustment for stock splits, stock dividends, cash dividends, merger, recapitalizations and other similar events by the Company or the Partnership. The Investor may be limited in its ability to exchange common units to the extent that Investor’s ownership of common stock would not cause the Company to fail to qualify as a REIT under the Internal Revenue Code, as amended. The Partnership Agreement will require that the Company and the Partnership receive Investor’s consent before taking any of the following, and various other, actions: (1) declare bankruptcy, voluntarily dissolve, liquidate or wind up the Company, the Partnership or any of their subsidiaries, (2) effect any business combination transaction, acquisition, sale, or investment by or involving the Company or any of its subsidiaries that involves aggregate consideration of $1 million or more, except for Approved Acquisitions, for a five year period commencing upon the Effective Date; and (3) enter into any joint venture, partnership or similar arrangement which has a value or requires contributions in excess of $1 million, other than joint ventures or other arrangements in conjunction with Approved Acquisitions, for a five year period commencing upon the Effective Date. However, the Company and the Partnership may initiate any of the transactions set forth above before five years have elapsed if the Partnership elects to redeem Investor’s outstanding Series B Preferred Units at a redemption price, at the Investor’s option of either (A) an aggregate amount that would constitute the greater of (1) at least a 20% internal rate of return on Investor’s invested capital, (2) the amount of Investor’s invested capital multiplied by 1.5, or (3) the amount of Investor’s invested capital plus $15 million, or (B) (i) an amount that would constitute the greater of (x) at least a 12% internal rate of return on Investor’s invested capital (y) the amount of Investor’s invested capital multiplied by 1.35, or (z) the amount of Investor’s invested capital plus $10 million, plus (ii) a 10-year warrant to purchase from time to time the number of shares of the Company’s common stock underlying the outstanding Series B Preferred Units at the time of the redemption.

Investor Rights Agreement

On the Effective Date, the Company, the Partnership, and Investor entered into an Investor Rights Agreement (the “Investor Rights Agreement”) that provides Investor, its affiliates and their respective permitted transferees with certain rights as a holder of Series A Preferred Shares, Series C Preferred Shares, and Series B Preferred Units. More specifically, the Investor Rights Agreement provides such holders with preemptive rights to participate in future equity issuances by the Company, subject to customary exceptions. Additionally, the Investor Rights Agreement contains certain significant minority protections that, among other things, require the holders’ consent before taking any of the following actions: (1) redeem or repurchase any equity security junior to the Series A Preferred Shares, Series C Preferred Shares or Series B Preferred Units; (2) enter into a material transaction with an affiliate; (3) declare, pay or set aside for payment any extraordinary dividend on the Company’s common stock, except in connection with a sale of the Sentio Parties pursuant to the terms of the Investor Rights Agreement (however, this limitation does not prevent the Company from paying regular quarterly distributions on its shares of common stock such that those shares receive up to a 7.5% cumulative annual return commencing from the Effective Date); (4) effect any recapitalization, stock split, share exchange or non-pro rata distribution with respect to the capital stock of the Company or any of its subsidiaries; and (5) increase the size of the Company’s board of directors unless such increase results in a pro-rata increase in the number of directors selected by the holders. Under the Investor Rights Agreement, the Sentio Parties are also prohibited from incurring indebtedness other than property-level mortgage refinancing, provided that (a) the resulting mortgage debt for a property will not exceed 60% of the loan to value of such property, (b) the resulting mortgage debt will not cause the Company’s overall leverage to exceed 60% loan to value, and (c) the resulting mortgage debt will not have recourse (other than bad boy carve-outs) to any entity or asset other than the specific property securing the mortgage (except recourse is permitted if it is on a short-term basis). The Company may, however, incur indebtedness in connection with the acquisition of Approved Acquisitions under the Purchase Agreement. The Investor Rights Agreement contains customary covenants for a transaction of this type, including a covenant that requires the Company to provide certain financial information to Investor on a regular basis so long as Investor holds $20 million or more in liquidation price of Series B Preferred Units.

The Investor Rights Agreement includes standstill provisions prohibiting the Investor from acquiring additional securities of the Company or the Partnership other than in accordance with the to the Purchase Agreement (subject to the pre-emptive rights described above) until three years after the Effective Date. The Investor Rights Agreement contains customary registration rights requiring the Company to register the shares of Series A Preferred Shares, Series C Preferred Shares and common stock held by Investor as a result of exchange of its Series B Preferred Units, for resale to the public from time to time, in defined circumstances and within defined deadlines as set forth in the Investor Rights Agreement. The Company is also required, upon demand by the Investor in accordance with the Investor Rights Agreement, to register one or more primary offerings of newly issued common stock and to use the proceeds from such offering to redeem partnership units held by the Investor. Beginning on July 1, 2017, Investor, at its sole option, will have the ability to cause the Sentio Parties to initiate a listing of the Company’s common stock, a sale of the Company, or a process to sell all or substantially all of the Sentio Parties’ assets (the “Liquidity Right”). Upon receiving notice from Investor of its election to exercise the Liquidity Right, the Company will use commercially reasonable efforts to execute such an event. In the event that Investor elects to cause the Company to initiate a liquidation event and either (i) the Board does not approve such liquidation event or (ii) the Company’s stockholders reject the liquidation event proposed by the Board, the Company will be required to redeem the Series A Preferred Shares or Series C Preferred Shares held by Investor at a price equal to the amount Investor would have received had the liquidation event taken place. However, if the Company lists its common stock in accordance with certain criteria (a “Qualified Listing”) prior to the exercise of the Liquidity Right, the Board may elect within a 60 day period following such Qualified Listing to terminate the Liquidity Right, provided that in connection with such termination, the Company will redeem, and cause the Partnership to redeem, all of the outstanding Preferred Shares and Series B Convertible Preferred Units held by the Investor and its Affiliates on the later to occur of (i) the sixth anniversary of the Effective Date and (ii) the third anniversary of the first trading day of the Qualified Listing, for a redemption price in cash equal to the applicable liquidation preference thereof (as defined in the applicable articles supplementary or the Amended Partnership Agreement) together with any accrued and unpaid dividends or distributions thereon. Notwithstanding the foregoing, if, following any Qualified Listing and prior to the date of the redemption, the Company fails to maintain the listing continuously, the Liquidity Right will be immediately reinstated on the same terms as described above. On and after delivery of notice of the exercise of the Investor Liquidity Right to cause a listing, the Investor will no longer have any right to subsequently exercise the Investor Liquidity Right; provided that, the Investor Liquidity Right will be immediately reinstated if (i) if the listing demanded is not consummated within the 90 day period following the exercise and the Investor directs the Company in writing to abandon the proposed listing or (ii) the Company fails to maintain continuously the listing.

Transition to Internal Management Agreement

On the Effective Date, the Company, the Partnership, the Investor, and our advisor, Sentio Investments, LLC (the “Advisor”) entered into the Transition to Internal Management Agreement (the “Transition Agreement”). The Transition Agreement provides, following the satisfaction of certain conditions, for the amendment of the advisory agreement between the Company and the Advisor (the “Advisory Agreement”) and sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement was approved by the Company’s Board of Directors and the Independent Directors Committee. The Independent Directors Committee was advised in connection with the Transition Agreement and the other transactions contemplated by the Purchase Agreement by independent financial adviser Robert A. Stanger & Co., Inc.

The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Effective Date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. Under certain circumstances, the external advisory structure could be retained for up to four years from the Effective Date, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

The Transition Agreement limits the amount of the fees currently payable under the Advisory Agreement. Specifically notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement will be limited to (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Amount”) during the one-year period from the Effective Date, and (2) $3.2 million plus any remaining portion of the Excess Amount during the period from the first to the second anniversary of the Effective Date. The maximum aggregate amount of such fees payable to the Advisor during this period under the caps will be $9.6 million (the “Maximum Fee Amount”). In addition, in the event the existing external advisory structure is extended a third or a fourth year following the Effective Date, similar limits will apply to the aggregate fees the Advisor can earn during those periods, subject to proration if an Internalization occurs during the course of the third or fourth term (the “Maximum Extension Fee Amount”).

Upon the satisfaction of certain conditions, the Transition Agreement will effect amendments to the Advisory Agreement to modify the terms of the subordinated incentive fees to which the Advisor may be entitled under certain circumstances. Specifically, in lieu of subordinated cash fees that the Advisor could be entitled to in certain circumstances under the current Advisory Agreement, the amendments convert a substantial portion of these amounts (i) to be payable in common stock, (ii) to be calculated based only upon returns on shares of common stock outstanding prior to the Effective Date, and (iii) to be determined and paid upon the third anniversary of the Effective Date (or, if the Internalization is delayed, upon the first anniversary of the Internalization).

Upon the internalization date established pursuant to the Transition Agreement, the Company will acquire of all of the Advisor’s assets that are reasonably necessary for the management and operation of the Company’s business (an “Internalization”). If the Internalization occurs immediately following the second anniversary of the Effective Date, then the consideration payable to the Advisor upon Internalization will be any remaining portion of the Maximum Fee Amount, if any, not previously paid to the Advisor. If the Internalization Date is delayed under certain circumstances and the Internalization occurs during the third or the fourth year following the Effective Date, then the consideration payable to the advisor upon Internalization will be the remaining portion of the Maximum Fee Amount and Maximum Extension Fee Amount, if any, not previously paid to the Advisor (subject to proration for a partial term). On or prior to the Internalization Date, the Advisor will facilitate the Company’s efforts to hire the employees of the Advisor. With the exception of certain key persons, the Company will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to the Company’s hiring of all key personnel.

The foregoing summary descriptions of the Purchase Agreement (including the terms of the Series A and Series C Preferred Shares and the Form of Amended Partnership Agreement), the Investor Rights Agreement and the Transition to Internal Management Agreement are qualified in their entirety by reference to the definitive agreements, copies of which were filed with the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2013, and are incorporated herein by reference.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

		Initial Cost			Gross Amount Invested
Description	Encumbrances	Land	Building & Improv.	Costs Capitalized Subsequent to Acquisition	Land	Building and Improv.	Total	Accumulated Depreciation	Date of Construct	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
Amber Glen	$8,620,000	$546,000	$11,874,000	$1,000	$546,000	$11,875,000	$12,421,000	$104,000	2006	08/31/12	39 years
Caruth Haven Court	9,677,000	4,256,000	13,986,000	221,000	4,256,000	14,207,000	18,463,000	1,543,000	1999	01/22/09	39 years
The Oaks Bradenton	4,069,000	390,000	2,818,000	5,000	390,000	2,823,000	3,213,000	279,000	1996	05/01/09	39 years
GreenTree	3,841,000	714,000	3,717,000	37,000	714,000	3,754,000	4,468,000	305,000	1998	12/30/09	39 years
Mesa Vista Inn Health Center San	6,926,000	2,010,000	10,430,000	—	2,010,000	10,430,000	12,440,000	823,000	2008	12/31/09	39 years
Mill Creek	8,321,000	825,000	10,503,000	—	825,000	10,503,000	11,328,000	91,000	2006	08/31/12	39 years
Rome LTACH Project	13,385,000	—	18,311,000	—	—	18,311,000	18,311,000	1,098,000		01/12/10	39 years
Sugar Creek	7,810,000	567,000	10,473,000	—	567,000	10,473,000	11,040,000	94,000	2007	08/31/12	39 years
Oakleaf Village Portfolio
Oakleaf Village at Lexington	9,361,000	1,767,000	10,768,000	83,000	1,767,000	10,851,000	12,618,000	776,000	1999	04/30/10	39 years
Oakleaf Village at Greenville	8,069,000	1,351,000	9,770,000	42,000	1,351,000	9,812,000	11,163,000	705,000	2001	04/30/10	39 years
Global Rehab Inpatient Rehab Facility	7,349,000	2,004,000	10,368,000	—	2,004,000	10,368,000	12,372,000	659,000	2008	08/19/10	39 years
Terrace at Mountain Creek	8,720,000	1,880,000	6,070,000	203,000	1,880,000	6,273,000	8,153,000	409,000	1995	09/03/10	39 years
Hedgcoxe	5,574,000	1,580,000	6,388,000	66,000	1,580,000	6,454,000	8,034,000	433,000	2008	12/22/10	38 years
Hudson Creek	7,971,000	543,000	10,053,000	—	543,000	10,053,000	10,596,000	90,000	2006	08/31/12	39 years
River’s Edge of Yardley	6,459,000	860,000	3,010,000	197,000	860,000	3,207,000	4,067,000	196,000	1996	12/22/10	25 years
Carriage Court of Hilliard	13,751,000	1,580,000	12,180,000	87,000	1,580,000	12,267,000	13,847,000	678,000	1998	12/22/10	31 years
Forestview Manor	8,720,000	1,320,000	8,035,000	39,000	1,320,000	8,074,000	9,394,000	512,000	2002	1/14/11	39 years
Woodland Terrace at the Oaks	6,277,000	1,000,000	7,148,000	113,000	1,000,000	7,261,000	8,261,000	356,000	1996	4/14/11	39 years

Totals	$144,900,000	$23,193,000	$165,902,000	$1,094,000	$23,193,000	$166,996,000	$190,189,000	$9,151,000

The changes in total real estate for the three years ended December 31, 2012 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2010	$108,111,000	$1,786,000
2011 Acquisitions	17,941,000	2,867,000
2011 Disposals	—	—
Balance at December 31, 2011	$126,052,000	$4,653,000
2012 Acquisitions	64,137,000	4,498,000
2012 Disposals	—	—
Balance at December 31, 2012	$190,189,000	$9,151,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ SHARON C. KAISER
SHARON C. KAISER
Chief Financial Officer, Treasurer and Secretary
Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2013.

Name	Title

/s/ John Mark Ramsey	President, Chief Executive Officer and Director
John Mark Ramsey	(Principal Executive Officer)

/s/ Sharon C. Kaiser	Chief Financial Officer Treasurer and Secretary
Sharon C. Kaiser	(Principal Financial and Accounting Officer)

/s/ Steven M. Pearson	Director
Steven M. Pearson

/s/ James M. Skorheim	Director
James M. Skorheim

/s/ Barry A. Chase	Director
Barry A. Chase

/s/ William Bloomer	Director
William Bloomer

/s/ Romeo Cefalo	Director
Romeo Cefalo

/s/ Ronald Shuck	Director
Ronald Shuck

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012.
4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).
4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).
4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).
10.1	Advisory Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 22, 2011).
10.2	Advisory Agreement dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 7, 2013).
10.3	Multifamily Loan and Security Agreement by and Between Forestview Manor, LLC, and KeyCorp Real Estate Capital Markets, Inc., dated June 11, 2012 with Schedule disclosing other essentially similar Loan and Security Agreements (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 14 , 2012).
10.4	Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012).
10.5	First Amendment dated as of June 21, 2012 to Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012).
10.6	Second Amendment dated as of July 25, 2012 to Purchase and Sale Agreement dated as of May 7, 2012 by and among Sentio Leah Bay, LLC, as Buyer, and Urbana Care Group LLC, Springfield Care Group LLC, Bryan Care Group, LP and Erwin Family Properties I, L.L.C., as Seller, and Fidelity National Title Agency, Inc., as Escrow Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2012).
10.7	Assignment and Assumption of Purchase and Sale Agreement dated as of June 28, 2012 by and between Sentio Leah Bay LLC and Sentio Leah Bay Portfolio LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012).
10.8	Amended and Restated Limited Liability Company Agreement of Sentio Leah Bay Portfolio, LLC, a Delaware limited liability company, by and between Sentio Leah Bay, LLC, a Delaware limited liability company, as a member and Erwin Family Properties I, LLC, a Washington limited liability company, as a member, dated August 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed September 6, 2012).
10.9	Limited Liability Company Agreement of Sentio Leah Bay TRS Portfolio, LLC, a Delaware limited liability company, by and between Sentio Leah Bay TRS, LLC, a Delaware limited liability company, as a member and Erwin Family Properties I, LLC, a Washington limited liability company, as a member, dated August 31, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed September 6, 2012).
10.10	Assumption and Release Agreement dated August 31, 2012 by and among Urbana Care Group, LLC, Craig Spaulding, Amber Glen Landlord, LLC and Jerry Erwin Associates, Inc., with Schedule disclosing other essentially similar Assumption and Release Agreements (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed September 6, 2012).
10.11	Subordination, Assignment and Security Agreement August 31, 2012 by and between Amber Glen Landlord, LLC, Fannie Mae, Amber Glen TRS, LLC and Jerry Erwin Associates, Inc., with Schedule disclosing other essentially similar Subordination, Assignment and Security Agreements (incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed September 6, 2012).

Ex.	Description
10.12	Securities Purchase Agreement dated as of February 10, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 12, 2013).
10.13	Investor Rights Agreement dated as of February 10, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed February 12, 2013).
10.14	Transition to Internal Management Agreement dated as of February 10, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed February 12, 2013).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated September 11, 2012 (incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K filed September 11, 2012).
21.1	List of Subsidiaries (filed herewith).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

