Form 10-Q
period 2013-03-31
Sentio Healthcare Properties Inc
filed 2013-05-10
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 6, 2013, there were 12,720,414 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$18,457,000	$21,507,000
Investments in real estate:
Land	23,193,000	23,193,000
Buildings and improvements, net	156,624,000	157,845,000
Furniture, fixtures and equipment, net	3,124,000	3,315,000
Intangible lease assets, net	4,407,000	5,383,000
	187,348,000	189,736,000
Deferred financing costs, net	1,592,000	1,697,000
Investment in unconsolidated entities	3,460,000	3,529,000
Tenant and other receivable, net	2,324,000	1,988,000
Deferred costs and other assets	6,668,000	2,987,000
Restricted cash	3,504,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$229,318,000	$231,230,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$144,749,000	$145,364,000
Accounts payable and accrued liabilities	4,950,000	4,545,000
Prepaid rent and security deposits	1,817,000	1,879,000
Distributions payable	1,493,000	1,533,000
Total liabilities	153,009,000	153,321,000
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,747,241, and 12,807,673 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	128,000	128,000
Additional paid-in capital	89,493,000	91,589,000
Accumulated deficit	(17,431,000)	(17,936,000)
Total stockholders’ equity	72,190,000	73,781,000
Noncontrolling interests	4,119,000	4,128,000
Total equity	76,309,000	77,909,000
Total liabilities and equity	$229,318,000	$231,230,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental revenue	$8,472,000	$7,845,000
Resident services and fee income	5,954,000	2,277,000
Tenant reimbursements and other income	408,000	362,000
	14,834,000	10,484,000
Expenses:
Property operating and maintenance	8,837,000	6,531,000
General and administrative expenses	443,000	835,000
Asset management fees and expenses	648,000	481,000
Real estate acquisition costs and contingent consideration	—	17,000
Depreciation and amortization	2,391,000	1,433,000
	12,319,000	9,297,000
Income from operations	2,515,000	1,187,000
Other income (expense):
Interest expense, net	(2,033,000)	(1,430,000)
Equity in income from unconsolidated entities	29,000	66,000
Net income (loss)	511,000	(177,000)
Net income attributable to noncontrolling interests	6,000	97,000
Net income (loss) attributable to common stockholders	$505,000	$(274,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.04	$(0.02)
Basic and diluted weighted average number of common shares	12,800,657	12,891,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2012	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000
Redeemed shares	(60,432)	—	(603,000)	—	(603,000)	—	(603,000)
Distributions	—	—	(1,493,000)	—	(1,493,000)	(15,000)	(1,508,000)
Net income	—	—	—	505,000	505,000	6,000	511,000
Balance — March 31, 2013	12,747,241	$128,000	$89,493,000	$(17,431,000)	$72,190,000	$4,119,000	$76,309,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed shares	(33,008)	—	(329,000)	—	(329,000)	—	(329,000)
Distributions	—	—	(801,000)	—	(801,000)	—	(801,000)
Net (loss) income	—	—	—	(274,000)	(274,000)	97,000	(177,000)
Balance — March 31, 2012	12,883,604	$129,000	$95,412,000	$(17,328,000)	$78,213,000	$1,339,000	$79,552,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$511,000	$(177,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	105,000	103,000
Depreciation and amortization	2,391,000	1,433,000
Straight-line rent amortization	(168,000)	(112,000)
Amortization of loan premium	(17,000)	—
Real estate contingent consideration	—	110,000
Equity in income from unconsolidated entities	(29,000)	(66,000)
Bad debt expense	15,000	10,000
Changes in deferred taxes	(246,000)	(191,000)
Change in operating assets and liabilities:
Tenant and other receivables	(58,000)	(49,000)
Deferred costs and other assets	449,000	208,000
Restricted cash	416,000	518,000
Prepaid rent and security deposits	(62,000)	56,000
Accounts payable and accrued liabilities	(664,000)	(566,000)
Net cash provided by operating activities	2,643,000	1,277,000

Cash flows from investing activities:
Additions to real estate	(127,000)	(153,000)
Changes in restricted cash	(99,000)	—
Distributions from unconsolidated entities	98,000	105,000
Net cash used in investing activities	(128,000)	(48,000)

Cash flows from financing activities:
Redeemed shares	(603,000)	(329,000)
Repayments of notes payable	(598,000)	(204,000)
Deferred financing costs	—	(100,000)
Payment of real estate contingent consideration	—	(980,000)
Distributions paid to stockholders	(1,533,000)	(814,000)
Distributions paid to noncontrolling interests	(15,000)	—
Stock issue costs	(2,816,000)	—
Net cash used in financing activities	(5,565,000)	(2,427,000)
Net decrease in cash and cash equivalents	(3,050,000)	(1,198,000)
Cash and cash equivalents — beginning of period	21,507,000	27,972,000
Cash and cash equivalents — end of period	$18,457,000	$26,774,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,960,000	$1,609,000
Cash paid for income taxes	63,000	104,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	1,493,000	801,000
Accrued stock issue costs	1,069,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. Organization

Sentio Healthcare Properties, Inc., a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. Our business is managed by Sentio Investments, LLC, a Florida limited liability company that was formed on December 20, 2011 (the “Advisor”), which is majority-owned and controlled by John Mark Ramsey, our Chief Executive Officer. Beginning with the taxable year ended December 31, 2008, Sentio Healthcare Properties, Inc. has elected to be taxed as a real estate investment trust (“REIT”).

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At December 31, 2012, we owned 100% of the interest in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the guidance for the consolidation of variable interest entities (“VIEs”), we analyze our variable interests, including investments in partnerships and joint ventures, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews, based on our review of the design of the entity, its organizational structure including decision-making ability, risk and reward sharing experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and financial agreements. We also use quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2012 Annual Report on Form 10-K, as filed with the SEC.

3. Investments in Real Estate, Net

As of March 31, 2013, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,981,000	$5,151,000	$14,757,000
Accumulated depreciation and amortization	—	(10,357,000)	(2,027,000)	(10,350,000)
Net	$23,193,000	$156,624,000	$3,124,000	$4,407,000

As of December 31, 2012, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,996,000	$5,118,000	$14,757,000
Accumulated depreciation and amortization	—	(9,151,000)	(1,803,000)	(9,374,000)
Net	$23,193,000	$157,845,000	$3,315,000	$5,383,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended March 31, 2013 and 2012 was approximately $1.4 million and $0.9 million, respectively.

Amortization associated with intangible assets for the three months ended March 31, 2013 and 2012 was $1.0 million and $0.5 million, respectively.

Estimated amortization for April 1, 2013 through December 31, 2013 and each of the subsequent years is as follows:

Intangible assets
April 1, 2013 — December 1, 2013	$1,155,000
2014	$330,000
2015	$330,000
2016	$329,000
2017	$328,000
2018	$328,000
2019 and thereafter	$1,607,000

The estimated useful lives for intangible assets range from approximately one to sixteen years. As of March 31, 2013, the weighted-average amortization period for intangible assets was nine years.

4. Investments in Unconsolidated Entities

As of March 31, 2013, the Company owns interest in the following entities that are accounted for under the equity method of accounting:

Entity(1)	Property Type	Acquired	Investment(2)	Ownership%
Littleton Specialty Rehabilitation Facility	Inpatient Rehabilitation Facility	December 2010	$1,690,000	90.0
Physicians Center MOB	Medical Office Building	April 2012	1,770,000	71.9
			$3,460,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entities performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$380,000	$423,000
Investments in real estate, net	16,081,000	16,312,000
Other assets	577,000	549,000
Total assets	$17,038,000	$17,284,000

Notes payable	12,431,000	12,504,000
Accounts payable and accrued liabilities	218,000	219,000
Other liabilities	92,000	99,000
Total stockholders’ equity	4,297,000	4,462,000
Total liabilities and equity	$17,038,000	$17,284,000

	Three Months Ended March 31,
	2013(1)(2)	2012(3)
Total revenues	$707,000	$619,000
Net income	14,000	94,000
Company’s equity in income from unconsolidated entities	29,000	66,000

(1)	Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012. Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners, at their sole discretion, up to three times between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity. On December 17, 2012, our joint venture partner noticed the Company of their intent to exercise their promote monetization right, and the monetization valuation process is proceeding. If the Company elects to satisfy the monetization provision other than through a sale of the property, the potential additional partnership funding obligation is estimated to range between $1.2 million and $1.9 million.
(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and has been accounted for under the equity method of accounting beginning with the second quarter of 2012.
(3)	The Company acquired the controlling interest in the operations of Rome LTACH in April 2012 and as a result, Rome LTACH was consolidated in the second quarter of 2012. Accordingly, Rome LTACH was accounted for under the equity method of accounting during the three months ended March 31, 2012.

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

The Master TRS recognized a $0.1 million benefit and a $0.2 million expense for Federal and State income taxes in the three months ended March 31, 2013 and 2012, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $1.6 million at March 31, 2013 and December 31, 2012, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2013 as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

6. Segment Reporting

As of March 31, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$6,949,000	$1,310,000	$213,000	$8,472,000
Resident services and fee income	5,954,000	—	—	5,954,000
Tenant reimbursements and other income	118,000	217,000	73,000	408,000
	$13,021,000	$1,527,000	$286,000	$14,834,000
Property operating and maintenance	8,535,000	226,000	76,000	8,837,000
Net operating income	$4,486,000	$1,301,000	$210,000	$5,997,000

General and administrative expenses				443,000
Asset management fees and expenses				648,000
Depreciation and amortization				2,391,000
Interest expense, net				2,033,000
Equity in (income) from unconsolidated entities				(29,000)
Net income				$511,000

	Three Months Ended March 31, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$6,826,000	$809,000	$210,000	$7,845,000
Resident services and fee income	2,277,000	—	—	2,277,000
Tenant reimbursements and other income	142,000	149,000	71,000	362,000
	$9,245,000	$958,000	$281,000	$10,484,000
Property operating and maintenance	6,304,000	154,000	73,000	6,531,000

Net operating income	$2,941,000	$804,000	$208,000	$3,953,000

General and administrative expenses				835,000
Asset management fees and expenses				481,000
Real estate acquisition costs and contingent consideration				17,000
Depreciation and amortization				1,433,000
Interest expense, net				1,430,000
Equity in (income) from unconsolidated entities				(66,000)
Net loss				$(177,000)

The following table reconciles the segment activity to consolidated financial position as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Assets
Investment in real estate:
Senior living operations	$135,968,000	$137,784,000
Triple-net leased properties	43,289,000	43,781,000
Medical office building	8,091,000	8,171,000
Total reportable segments	$187,348,000	$189,736,000
Reconciliation to consolidated assets:
Cash and cash equivalents	18,457,000	21,507,000
Deferred financing costs, net	1,592,000	1,697,000
Investment in unconsolidated entities	3,460,000	3,529,000
Tenant and other receivables, net	2,324,000	1,988,000
Deferred costs and other assets	6,668,000	2,987,000
Restricted cash	3,504,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$229,318,000	$231,230,000

As of March 31, 2013 and December 31, 2012, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

7. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. We consider the carrying values of our financial instruments, other than notes payable, to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

The fair market value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $144.8 million and $146.2 million, compared to the carrying values of $144.7 ($144.3 million, net of premium) million and $145.4 ($144.9 million, net of premium) million at March 31, 2013 and December 31, 2012, respectively.

There were no transfers between Level 1 or 2 during the three months ended March 31, 2013.

8. Notes Payable

Notes payable were $144.7 million ($144.3 million, net of premium) and $145.4 million ($144.9 million, net of premium) as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 5.45% per annum. As of March 31, 2013, notes payable consisted of $113.3 million of fixed rate debt, or approximately 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $31.0 million of variable rate debt, or approximately 21% of notes payable, at a weighted average interest rate of 5.83% per annum. As of December 31, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted-average effective interest rate of 5.45% per annum. As of December 31, 2012, notes payable consisted of $113.8 million of fixed rate debt, or 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $31.1 million of variable rate debt, or 21% of notes payable, at a weighted average interest rate of 5.83% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2013, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for April 1, 2013 to December 31, 2013 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2013 to December 31, 2013	$1,769,000
2014	8,579,000
2015	25,420,000
2016	9,023,000
2017	2,098,000
2018 and thereafter	97,412,000
$144,301,000

Interest Expense and Deferred Financing Cost

For the three months ended March 1, 2013 and 2012, the Company incurred interest expense, including amortization of deferred financing costs of $2.0 million and $1.4 million, respectively. As of March 31, 2013 and December 31, 2012, the Company’s net deferred financing costs were approximately $1.6 million and $1.7 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

9. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2013, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds in our initial and follow-on public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements with Sentinel RE Investment Holdings LP,”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to KKR on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. Specifically, the Company may issue up to 1,000 shares of 3% Senior Cumulative Preferred Stock, Series A, $0.01 par value per share (the “Series A Preferred Stock”), or, subject to receipt of stockholder approval, 3% Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), in either case representing up to an aggregate issuance amount of $100,000. The Operating Partnership may issue 7.5% Series B Convertible Preferred Units (the “Series B Preferred Units”) up to an aggregate issuance amount of $149.9 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and the Company to draw funds under the KKR Equity Commitment are subject to various conditions, limitations and penalties as more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

The Series A Preferred Stock and the Series C Preferred Stock will rank senior to the Company’s common stock with respect to dividend rights and rights on liquidation. The holders of the Series A Preferred Stock and the Series C Preferred Stock will be entitled to receive dividends, as and if authorized by our board of directors out of funds legally available for that purpose, at an annual rate equal to 3% the Liquidation Preference (defined below) for each share. The “Liquidation Preference” respect to the Series A Preferred Stock and the Series C Preferred Stock means the actual issuance price of $100.00 of each share as adjusted for any split, subdivision, combination, consolidation, recapitalization or similar event with respect to the preferred stock, and as further adjusted from time to time for the amount of any accrued but unpaid dividends on the preferred stock. Dividends on the Series A Preferred Stock and the Series C Preferred Stock will be payable annually in arrears.

The Series B Preferred Units will rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units will be entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B Liquidation Preference (defined below) in preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B Liquidation Preference. The “Series B Liquidation Preference” means a liquidating distribution in an amount equal to the greater of (i) $100.00 per Series B Preferred Unit plus all accrued and unpaid distributions thereon (including any accumulation in respect of distributions that have not been paid prior to such payment date) and (ii) the amount of the liquidating distributions that would be made on the number of common units into which such Series B Preferred Units are convertible immediately before such liquidation, dissolution or winding-up of the Company. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5% per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

As of March 31, 2013, no shares or units had been issued pursuant to the KKR Equity Commitment.

The following are the distributions declared during the three months ended March 31, 2013 and 2012:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2012	$801,000	$—	$801,000	$1,277,000
First quarter 2013	1,493,000	—	1,493,000	2,643,000

Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the first quarter of 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). Effective April 1, 2013, our board of directors declared distributions for daily record dates occurring in the second quarter of 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00% based on a share price of $10.00).

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

Stock Repurchase Program

In 2007, we adopted a stock repurchase program for investors who had held their shares for at least one year. Under our stock repurchase program, the repurchase price varies depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time with 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares. In 2009, our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholder’s purchase price if the stockholder held the shares for less than three years.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our public offering, our dividend reinvestment program and our stock repurchase program (except for repurchases due to death). As a result our stock for repurchase program has been suspended since May 29, 2011 for all repurchases, except repurchases due to death of a stockholder.

During the three months ended March 31, 2013, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
First quarter 2013	60,432	$9.98

	60,432

10. Related Party Transactions

The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. We are party to an advisory agreement that entitles the Advisor to specified fees upon the provision of certain services to us.

Advisory Agreement and Transition to Internal Management Agreement

Sentio Investments, LLC became our Advisor on January 1, 2012, pursuant to an advisory agreement dated December 22, 2011. As required by our charter, that advisory agreement had a one-year term that ended on December 31, 2012. Effective January 1, 2013, we renewed the advisory agreement on substantially similar terms for an additional one-year term ending on December 31, 2013.

Under the terms of the current advisory agreement, the Advisor is required to use commercially reasonable efforts to present to us investment opportunities to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors. The advisory agreement calls for the Advisor to provide for our day-to-day management and to retain property managers and leasing agents, subject to the authority of our board of directors, and to perform other duties.

On February 10, 2013 in connection with the execution of the KKR Equity Commitment (See Note 9), we entered into a Transition to Internal Management Agreement (the “Transition Agreement”) with our Advisor and KKR. The Transition Agreement provides, following the satisfaction of certain conditions, for certain amendments to the advisory agreement between us and the Advisor and sets forth the terms for our transition to an internal management structure.

The terms of our advisory agreement with our Advisor and the terms of the Transition Agreement are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three months ended March 31, 2013 and March 31, 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Asset management fees	$648,000	$481,000

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

For the four quarters ended March 31, 2013, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

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

A summary of the effects of the correction of these immaterial errors on our consolidated financial statements for the three month period ended March 31, 2012 is presented in the table below:

	2012 Three months ended March 31,
	As Previously Reported	As Corrected
Revenue:
Rental revenue	$8,361,000	$7,845,000
Resident services and fee income	2,277,000	2,277,000
Tenant reimbursements and other income	465,000	362,000
	11,103,000	10,484,000
Expenses:
Property operating and maintenance	6,604,000	6,531,000
General and administrative expenses	835,000	835,000
Asset management fees and expenses	481,000	481,000
Real estate acquisition costs and contingent consideration	112,000	17,000
Depreciation and amortization	1,588,000	1,433,000
	9,620,000	9,297,000

Income from operations	1,483,000	1,187,000
Other income (expense):
Interest expense, net	(1,632,000)	(1,430,000)
Equity in income from unconsolidated entities	—	66,000
Net loss	(149,000)	(177,000)
Net income attributable to noncontrolling interests	100,000	97,000
Net loss attributable to common stockholders	$(249,000)	$(274,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.02)

	2012 Three Months ended March 31,
	As Previously Reported	As Corrected
Cash flows from operating activities:
Net loss	$(149,000)	$(177,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	136,000	103,000
Depreciation and amortization	1,588,000	1,433,000
Straight-line rent amortization	(225,000)	(112,000)
Real estate contingent consideration	110,000	110,000
Equity loss from an unconsolidated entity	—	(66,000)
Bad debt expense	10,000	10,000
Change in deferred taxes	(191,000)	(191,000)
Change in operating assets and liabilities:
Tenant and other receivables	(49,000)	(49,000)
Deferred costs and other assets	150,000	208,000
Restricted cash	549,000	518,000
Prepaid rent and security deposits	35,000	56,000
Accounts payable and accrued liabilities	(420,000)	(566,000)
Net cash provided by operating activities	1,544,000	1,277,000

Cash flows from investing activities:
Development in real estate	(1,173,000)	—
Additions to real estate	(153,000)	(153,000)
Distributions from unconsolidated joint ventures	—	105,000
Net cash used in investing activities	(1,326,000)	(48,000)

Cash flows from financing activities:
Redeemed shares	(329,000)	(329,000)
Proceeds from notes payable	1,138,000	—
Repayment of notes payable	(266,000)	(204,000)
Deferred financing costs	(132,000)	(100,000)
Payment of real estate contingent consideration	(980,000)	(980,000)
Distributions paid to stockholders	(814,000)	(814,000)
Distributions paid to noncontrolling interests	(30,000)	—
Net cash used in financing activities	(1,413,000)	(2,427,000)
Net decrease in cash and cash equivalents	(1,195,000)	(1,198,000)
Cash and cash equivalents — beginning of period	28,258,000	27,972,000
Cash and cash equivalents — end of period	$27,063,000	$26,774,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,557,000	$1,609,000
Cash paid for income taxes	104,000	104,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	801,000	801,000
Accrued real estate development costs	634,000	—

	2012 Three Months ended March 31
	As Previously Reported	As Corrected
Retained Earnings (Accumulated Deficit)
Beginning of period – December 31, 2011	$(17,054,000)	$(17,054,000)
End of period – March 31, 2012	(17,303,000)	(17,328,000)

The Company notes that certain balances within the condensed consolidated statement of equity from December 31, 2011 and March 31, 2012 were corrected as a result of the correction of the immaterial error noted above. The noncontrolling interest balance at December 31, 2011 was reported as $2.3 million and has been restated to $1.2 million, which changed total equity from a reported balance of $81.9 million to a restated balance of $80.9 million. The noncontrolling interest balance at March 31, 2012 was reported as $2.3 million and has been adjusted to $1.3 million, which changed total equity from a reported balance of $80.6 million to an adjusted balance of $79.6 million. There were no other changes in the condensed consolidated statement of equity as a result of the correction of the above noted immaterial error.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The 2013 financial information reflects the effects of the corrections described in Note 13, Immaterial Corrections to Prior Period Financial Statements included in Item 1 of this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, and the risks identified in Part II, Item 1A of this quarterly report.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets.

•	changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2012 and this quarterly report on Form 10-Q.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest primarily in real estate including health care properties and other real estate related assets located in markets in the United States.

On June 20, 2008, we commenced an initial public offering of up to 50,000,000 shares of our common stock, consisting of 40,000,000 shares for sale pursuant to a primary offering and 10,000,000 shares for sale pursuant to our distribution reinvestment plan. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 primary offering shares and 11,000,000 distribution reinvestment plan shares. We suspended all sales pursuant to our follow-on offering on April 29, 2011, and on February 4, 2013 the initial two-year primary offering period for our follow-on offering concluded. We may decide to offer shares pursuant to our follow-on offering in the future, either in a primary offering or pursuant to our distribution reinvestment plan, at which time we would file an amendment to the follow-on offering registration statement. Under no circumstances could the primary offering period for the follow-on offering extend beyond August 3, 2014, however we could continue to offer shares pursuant to our distribution reinvestment plan beyond that date. As of March 31, 2013, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

Since January 1, 2012, our business has been managed by Sentio Investments, LLC (the “Advisor”) pursuant to an advisory agreement (the “Advisory Agreement”). As required by our charter, the term of the Advisory Agreement is limited to one year, but can be renewed for an unlimited number of successive one-year terms. The term of our initial Advisory Agreement ended on December 31, 2012. Effective January 1, 2013, we renewed the Advisory Agreement on substantially similar terms for an additional one-year term ending on December 31, 2013.

On February 10, 2013, we entered into a series of agreements with Sentinel RE Investment Holdings LP, ”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to KKR on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. The obligations of KKR to fund and the Company to draw funds under the KKR Equity Commitment are subject to various conditions, limitations and penalties as more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

In connection with the KKR Equity Commitment we entered into an agreement with our Advisor and KKR (the “Transition Agreement”) that provides, following the satisfaction of certain conditions, for certain amendments to the Advisory Agreement and sets forth the terms for our transition to an internal management structure. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Transition Agreement date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. The terms of the Advisory Agreement and the Transition Agreement are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) control operating and other; and (iii) maximize tenant recoveries given the underlying lease structures. Our operations are impacted by property specific, market-specific, general economic and other conditions.

Market Outlook — Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity over an extended period. Despite certain recent more positive economic indicators and improved stock market performance, the economic environment continues to be unpredictable and to present challenges that may delay the implementation of our business strategy or force us to modify it.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Results of Operations

As of March 31, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of March 31, 2013, we owned or had joint venture interests in 20 properties. These properties included fourteen assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment and one medical office building and net leased healthcare facility held in unconsolidated entities. Four senior living properties, the Leah Bay portfolio, were acquired at the end of August 2012. Physicians Centre MOB, which is held in an unconsolidated entity, was acquired in April 2012. In April 2012, we also acquired our partners’ interests in the Rome LTACH investment, and as a result of the acquisition, the investment is consolidated in our March 31, 2013 condensed consolidated financial statements. The Rome LTACH investment is presented under the equity method in periods prior to the April 2012 acquisition. As of March 31, 2012, we owned or had joint venture interests in 15 properties, including ten assisted-living facilities, one medical office building and four operating healthcare facilities, including one development healthcare facility, held in an unconsolidated joint venture. The results of our operations for the three months ended March 31, 2013 reflect the acquisitions indicated above that are not included in our results of operations for the three months ended March 31, 2012, and differ accordingly.

Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Month Ended March 31,
	2013	2012	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$4,486,000	$2,941,000	$1,545,000	53%
Triple-net leased properties	1,301,000	804,000	497,000	62%
Medical office building	210,000	208,000	2,000	1%
Total portfolio net operating income	$5,997,000	$3,953,000	$2,044,000	52%
Reconciliation to net loss:
Net operating income, as defined (1)	$5,997,000	$3,953,000	$2,044,000	52%
Unallocated (expenses) income:
General and administrative expenses	(443,000)	(835,000)	(392,000)	(47)%
Asset management fees and expenses	(648,000)	(481,000)	167,000	35%
Real estate acquisition costs and earn out costs	—	(17,000)	(17,000)	(100)%
Depreciation and amortization	(2,391,000)	(1,433,000)	958,000	67%
Interest expense, net	(2,033,000)	(1,430,000)	603,000	42%
Equity in income from unconsolidated entities	29,000	66,000	37,000	56%
Net income (loss)	$511,000	$(177,000)	$688,000	389%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2013 increased to $4.5 million from $2.9 million for the three months ended March 31, 2012. The increase is primarily due to the acquisition and consolidation of the Leah Bay joint venture in August of 2012 , but also reflects higher levels of care at several senior living properties.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,949,000	$6,826,000	$123,000	2%
Resident services and fee income	5,954,000	2,277,000	3,677,000	161%
Tenant reimbursement and other income	118,000	142,000	(24,000)	(17)%
Less:
Property operating and maintenance expenses	(8,535,000)	(6,304,000)	2,231,000	35%
Total portfolio net operating income	$4,486,000	$2,941,000	$1,545,000	53%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $1.3 million for the three months ended March 31, 2013 compared to $0.8 million for the three months ended March 31, 2012, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are included in our condensed consolidated financial statements and included in the operations of our triple-net leased segment for the three months ended March 31, 2013. In the comparable period of 2012, Rome LTACH was accounted for as an equity method investment and its operating results were not included in our triple-net leased properties segment.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,310,000	$809,000	$501,000	62%
Tenant reimbursement and other income	217,000	149,000	68,000	46%
Less:
Property operating and maintenance expenses	(226,000)	(154,000)	72,000	47%
Total portfolio net operating income	$1,301,000	$804,000	$497,000	62%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months period ended March 31, 2013 of $0.2 million was comparable to net operating income for the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$213,000	$210,000	$3,000	1%
Tenant reimbursement and other income	73,000	71,000	2,000	3%
Less:
Property operating and maintenance expenses	(76,000)	(73,000)	3,000	4%
Total portfolio net operating income	$210,000	$208,000	$2,000	1%

Unallocated (expenses) income

General and administrative expenses decreased to $0.4 million for the three months ended March 31, 2013 from $0.8 million for the three months ended March 31, 2012. The decrease was due to lower professional fees and consulting fees, as compared to the three months ended March 31, 2012. The costs incurred during the three months ended March 31, 2012 were the result of the Company’s transition to a new advisor in January 2012. The remaining decrease is due to a $0.1 million tax benefit for the three months ended March 21, 2013, as opposed to a $0.2 million tax expense for the three months ended March 31, 2012, which results in a $0.3 million difference in general and administrative expenses across periods.

Asset management fees for the three months ended March 31, 2013 increased to $0.6 million from $0.5 million as a result of a higher portfolio value in the quarter ended March 31, 2013. Depreciation and amortization for the same periods increased to $2.4 million from $1.4 million, as a result of increases in depreciation of buildings, improvements and tenant improvements and the in-place lease value assigned in the Leah Bay purchase price allocation. In-place lease value is amortized over the expected resident lease term, resulting in a higher than average amortization expense in the first year after the acquisition.

Interest expense, net, for the three months ended March 31, 2013 increased to $2.0 million from $1.4 million for the three months ended March 31, 2012, respectively, principally due to higher debt levels associated with refinanced debt, and the acquisitions of the Rome LTACH and Leah Bay properties, which were completed during the second and third quarters of 2012, respectively.

Income from unconsolidated entities of approximately $29,000 for the three months ended March 31, 2013 was primarily due to the Physicians Centre MOB, acquired in April 2012 and Littleton Specialty Rehabilitation Center which commenced operations in the second quarter of 2012. First quarter 2012 income from unconsolidated entities related to the operations of the Rome LTACH joint venture, which was accounted for under the equity method of accounting prior to our acquisition of a controlling interest in this property in April 2012.

Liquidity and Capital Resources

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our public offering of common stock, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) due to their consideration of various strategic alternatives to enhance our stockholders’ value. On February 4, 2013 the initial two-year primary offering period for our follow-on offering concluded. We may decide to offer shares pursuant to our follow-on offering in the future, either in a primary offering or pursuant to our dividend reinvestment plan, at which time we would file an amendment to the follow-on offering registration statement. Under no circumstances could the primary offering period for the follow-on offering extend beyond August 3, 2014, however we could continue to offer shares pursuant to our distribution reinvestment plan beyond that date.

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

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our capital stock, the sale of preferred units of partnership interest in our Operating Partnership in accordance with the terms of the KKR Equity Commitment, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, including promote monetization payments, for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our stabilized properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For development and value-added properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core plus properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from public offerings, debt financing, the KKR Equity Commitment or a combination of these are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

As of March 31, 2013, we had approximately $18.5 million in cash and cash equivalents on hand. Our liquidity will increase if additional subscriptions for shares are accepted in our follow-on public offering and if refinancing results in excess loan proceeds and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the three months ended March 31, 2013 and 2012 were $2.7 million and $1.3 million, respectively. The increase in cash flows from operations was primarily due to operating income from the Leah Bay portfolio acquired in the third quarter of 2012. This increase was partially offset by the timing of cash receipts and payments.

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were $128,000 and $48,000, respectively, comprised of capital expenditures related to existing properties.

Cash flow used in financing activities for the three months ended March 31, 2013 and 2012 were $5.6 million and $2.5 million, respectively. During the three months ended March 31, 2013, the Company paid $2.8 million of the fees and expenses in connection with the KKR Equity Commitment. In addition, the Company’s distribution payment for the three months ended March 31, 2013 and 2012 were $1.5 million and $814,000, respectively, due to an increase in the Company’s distribution rate to 4.75% from 2.5% effective October 1, 2012.

We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and principal payments due on our borrowings in the next twelve months. We expect to fund stockholder distributions from cash on hand and from the excess of cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

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

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”) , and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions, as well as dividend sustainability.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO real estate acquisition expenses, and non-cash amounts related to straight line rent to further evaluate our operating performance as well as dividend sustainability. We compute MFFO consistently with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.

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

Our calculations of FFO and MFFO for the three months ended March 31, 2013 and 2012 are presented below:

	Three months ended
	March 31,	March 31,
	2013	2012
Net income (loss)	$505,000	$(274,000)
Adjustments:
Real estate depreciation and amortization	2,391,000	1,433,000
Joint venture depreciation and amortization	177,000	155,000
Funds from operations (FFO)	$3,073,000	$1,411,000
Adjustments:
Straight-line rent	(167,000)	(113,000)
Real estate acquisition costs	—	17,000
Modified funds from operations (MFFO)	$2,906,000	$1,315,000

Weighted average shares	12,800,657	12,891,895

FFO per weighted average shares	$0.24	$0.11
MFFO per weighted average shares	$0.23	$0.10

Distributions

Through June 30, 2011, we made cash distributions to our stockholders at an annualized rate of 7.5%, based on a $10.00 per-share purchase price. Effective July 1, 2011, our board of directors resolved to lower our distributions to an annualized rate of $0.25 per share (2.5% based on a share price of $10.00) to more closely align distributions to funds available from operations at that date. Effective October 1, 2012, our board of directors declared distributions that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00), and effective April 1, 2013, our board of directors declared distributions that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00% based on share price of $10.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

Historically, we have used a portion of the proceeds from our distribution reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and the repayment of debt. Because our distribution reinvestment plan was suspended on May 10, 2011, we no longer have distribution reinvestment plan proceeds available for such general corporate purposes. Because such funds are not available from the distribution reinvestment plan offering, we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions.

	Distributions Declared			Cash Flow
Period	Cash	Reinvested	Total	from Operations

First quarter 2012	$801,000	$—	$801,000	$1,277,000
First quarter 2013	1,493,000	—	1,493,000	2,643,000

For the three months ended March 31, 2013, we paid aggregate distributions of approximately $1.5 million, all of which were paid in cash. FFO for the three months ended March 31, 2013 was approximately $3.1 million and cash flow from operations was approximately $2.6 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2013, we had approximately $31.0 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(c)	During the three months ended March 31, 2013, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January	3,028	$9.02
February	—	$—
March	57,404	$10.02
	60,432

See also Note 9 (Stockholders’ Equity) of the condensed consolidated financial statements included in this report.

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed January 25, 2012).

3.3	Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated January 25, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2012).

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s prospectus filed on February 7, 2011).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on February 7, 2011).

10.1	Advisory Agreement dated as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 7, 2013).

10.2	Securities Purchase Agreement dated as of February 10, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 12, 2013).

10.3	Investor Rights Agreement dated as of February 10, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed February 12, 2013).

10.4	Transition to Internal Management Agreement dated as of February 10, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed February 12, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May 2013.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

