Form 10-Q
period 2013-06-30
Sentio Healthcare Properties Inc
filed 2013-08-09
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, there were 12,676,862 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION
FORM 10-Q
SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$17,039,000	$21,507,000
Investments in real estate:
Land	23,193,000	23,193,000
Buildings and improvements, net	155,568,000	157,845,000
Furniture, fixtures and equipment, net	2,949,000	3,315,000
Intangible lease assets, net	3,431,000	5,383,000
	185,141,000	189,736,000
Deferred financing costs, net	1,504,000	1,697,000
Investment in unconsolidated entities	3,331,000	3,529,000
Tenant and other receivable, net	2,546,000	1,988,000
Deferred costs and other assets	6,912,000	2,987,000
Restricted cash	3,607,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$226,045,000	$231,230,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$144,198,000	$145,364,000
Accounts payable and accrued liabilities	3,918,000	4,545,000
Prepaid rent and security deposits	1,891,000	1,879,000
Distributions payable	1,585,000	1,533,000
Total liabilities	151,592,000	153,321,000
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,717,088, and 12,807,673 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	127,000	128,000
Additional paid-in capital	87,531,000	91,589,000
Accumulated deficit	(16,951,000)	(17,936,000)
Total stockholders’ equity	70,707,000	73,781,000
Noncontrolling interests	3,746,000	4,128,000
Total equity	74,453,000	77,909,000
Total liabilities and equity	$226,045,000	$231,230,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental revenue	$8,402,000	$8,249,000	$16,874,000	$16,094,000
Resident services and fee income	5,967,000	2,311,000	11,921,000	4,589,000
Tenant reimbursements and other income	402,000	447,000	810,000	809,000
	14,771,000	11,007,000	29,605,000	21,492,000
Expenses:
Property operating and maintenance	8,880,000	6,921,000	17,718,000	13,447,000
General and administrative expenses	220,000	370,000	663,000	1,204,000
Asset management fees and expenses	746,000	503,000	1,394,000	984,000
Real estate acquisition costs and contingent consideration	—	190,000	—	206,000
Depreciation and amortization	2,398,000	1,530,000	4,789,000	2,963,000
	12,244,000	9,514,000	24,564,000	18,804,000
Income from operations	2,527,000	1,493,000	5,041,000	2,688,000
Other (income) expense:
Interest expense, net	2,059,000	1,596,000	4,091,000	3,023,000
Loss on debt extinguishment and other expense	—	146,000		152,000
Equity in (income) loss from unconsolidated entities	(51,000)	442,000	(80,000)	376,000
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)	—	(1,282,000)
Net income	519,000	591,000	1,030,000	419,000
Net income attributable to noncontrolling interests	39,000	50,000	45,000	127,000
Net income attributable to common stockholders	$480,000	$541,000	$985,000	$292,000
Basic and diluted net income per common share attributable to common stockholders	$0.04	$0.04	$0.08	$0.02
Basic and diluted weighted average number of common shares	12,726,051	12,870,880	12,777,182	12,884,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2012	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000
Redeemed shares	(90,585)	(1,000)	(903,000)	—	(904,000)	—	(904,000)
Offering costs			(77,000)		(77,000)		(77,000)
Distributions	—	—	(3,078,000)	—	(3,078,000)	(427,000)	(3,505,000)
Net income	—	—	—	985,000	985,000	45,000	1,030,000
Balance — June 30, 2013	12,717,088	$127,000	$87,531,000	$(16,951,000)	$70,707,000	$3,746,000	$74,453,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed shares	(59,793)	—	(570,000)	—	(570,000)	—	(570,000)
Distributions	—	—	(1,600,000)	—	(1,600,000)	(302,000)	(1,902,000)
Net income	—	—	—	292,000	292,000	127,000	419,000
Balance — June 30, 2012	12,856,819	$129,000	$94,372,000	$(16,762,000)	$77,739,000	$1,067,000	$78,806,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

  SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,030,000	$419,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	211,000	290,000
Depreciation and amortization	4,789,000	2,963,000
Straight-line rent and above/below market lease amortization	(327,000)	(253,000)
Amortization of loan premium	(35,000)	—
Real estate contingent consideration	—	110,000
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)
Equity in (income) loss from unconsolidated entities	(80,000)	376,000
Bad debt expense	19,000	26,000
Deferred tax (benefit)	(530,000)	(191,000)
Change in operating assets and liabilities:
Tenant and other receivables	(108,000)	(573,000)
Deferred costs and other assets	613,000	163,000
Restricted cash	268,000	103,000
Prepaid rent and security deposits	12,000	63,000
Accounts payable and accrued liabilities	(697,000)	(723,000)
Net cash provided by operating activities	5,165,000	1,491,000
Cash flows from investing activities:
Real estate acquisitions	—	(4,850,000)
Additions to real estate	(334,000)	(361,000)
Purchase of an interest in an unconsolidated entity	—	(2,490,000)
Changes in restricted cash	(54,000)	279,000
Acquisition deposits	—	(392,000)
Distributions from unconsolidated entities	278,000	—
Net cash used in investing activities	(110,000)	(7,814,000)
Cash flows from financing activities:
Redeemed shares	(904,000)	(570,000)
Proceeds from notes payable	—	34,686,000
Repayments of notes payable	(1,131,000)	(19,936,000)
Offering costs	(13,000)	—
Deferred financing costs	(18,000)	(974,000)
Payment of real estate contingent consideration	—	(980,000)
Distributions paid to stockholders	(3,026,000)	(1,615,000)
Distributions paid to noncontrolling interests	(427,000)	(302,000)
Prepaid preferred stock offering costs	(4,004,000)	—
Net cash (used in) provided by financing activities	(9,523,000)	10,309,000
Net (decrease) increase in cash and cash equivalents	(4,468,000)	3,986,000
Cash and cash equivalents — beginning of period	21,507,000	27,972,000
Cash and cash equivalents — end of period	$17,039,000	$31,958,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,884,000	$3,170,000
Cash paid for income taxes	133,000	404,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	1,585,000	799,000
Accrued stock issue costs	70,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At June 30, 2013, we owned 100% of the interest in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2012 Annual Report on Form 10-K, as filed with the SEC.

3. Investments in Real Estate

As of June 30, 2013, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$167,136,000	$5,203,000	$14,757,000
Accumulated depreciation and amortization	—	(11,568,000)	(2,254,000)	(11,326,000)
Net	$23,193,000	$155,568,000	$2,949,000	$3,431,000

As of December 31, 2012, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,996,000	$5,118,000	$14,757,000
Accumulated depreciation and amortization	—	(9,151,000)	(1,803,000)	(9,374,000)
Net	$23,193,000	$157,845,000	$3,315,000	$5,383,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended June 30, 2013 and 2012 was approximately $1.4 million and $1.1 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the six months ended June 30, 2013 and 2012 was approximately $2.9 million and $2.0 million, respectively.

Amortization associated with intangible assets for the three months ended June 30, 2013 and 2012 was $1.0 million and $0.4 million, respectively. Amortization associated with intangible assets for the six months ended June 30, 2013 and 2012 was $1.9 million and $1.0 million, respectively.

Estimated amortization for July 1, 2013 through December 31, 2013 and each of the subsequent years is as follows:

Intangible assets
July 1, 2013 — December 1, 2013	$179,000
2014	330,000
2015	330,000
2016	329,000
2017	328,000
2018	328,000
2019 and thereafter	1,607,000

The estimated useful lives for intangible assets range from approximately three to sixteen years. As of June 30, 2013, the weighted-average amortization period for intangible assets was twelve years.

4. Investments in Unconsolidated Entities

As of June 30, 2013, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity(1)	Property Type	Acquired	Investment(2)	Ownership%
Littleton Specialty Rehabilitation Facility	Inpatient Rehabilitation Facility	December 2010	$1,724,000	90.0
Physicians Center MOB	Medical Office Building	April 2012	1,607,000	71.9

			$3,331,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entities’ performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$289,000	$423,000
Investments in real estate, net	15,868,000	16,312,000
Other assets	596,000	549,000
Total assets	$16,753,000	$17,284,000

Notes payable	12,358,000	12,504,000
Accounts payable and accrued liabilities	221,000	219,000
Other liabilities	89,000	99,000
Total stockholders’ equity	4,085,000	4,462,000
Total liabilities and equity	$16,753,000	$17,284,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)(2)	2012(1)(2)	2013(1)(2)	2012(1)(2)(3)
Total revenues	$685,000	$446,000	$1,393,000	$1,654,000
Net income (loss)	45,000	(561,000)	59,000	797,000
Company’s equity in (income) loss from unconsolidated entities	(51,000)	442,000	(80,000)	376,000

(1)
Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012. Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. Under the terms of the joint venture agreement, the joint venture may be obligated to monetize a portion of our partners’ interest in the appreciation of value in the joint venture property. These obligations may be exercised by our partners, at their sole discretion, up to three times between years two and four of the joint venture. The amount that would be paid upon monetization is subject to change based on a number of factors, including the value of the property, net income earned by the property and payment of preferred returns on equity. On December 17, 2012, our joint venture partner noticed the Company of their intent to exercise their promote monetization right, and the Company has elected to satisfy the monetization provision through a sale of the property.  See additional detail in Footnote 13.

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

The Master TRS recognized a $0.1 million benefit and a $0.1 million expense for Federal and State income taxes in the three months ended June 30, 2013 and 2012, respectively, and a $0.2 million benefit and a $0.1 million expense for Federal and State income taxes in the six months ended June 30, 2013 and 2012, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $1.9 million at June 30, 2013 and $1.3 million at December 31, 2012, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2013 as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

6. Segment Reporting

As of June 30, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$6,879,000	$1,309,000	$214,000	$8,402,000	$6,715,000	$1,325,000	$209,000	$8,249,000
Resident services and fee income	5,967,000	—	—	5,967,000	2,311,000	—	—	2,311,000
Tenant reimbursements and other income	108,000	219,000	75,000	402,000	137,000	222,000	88,000	447,000
	$12,954,000	$1,528,000	$289,000	$14,771,000	$9,163,000	$1,547,000	$297,000	$11,007,000
Property operating and maintenance	8,578,000	227,000	75,000	8,880,000	6,614,000	228,000	79,000	6,921,000

Net operating income	$4,376,000	$1,301,000	$214,000	$5,891,000	$2,549,000	$1,319,000	$218,000	$4,086,000
General and administrative expenses				220,000				370,000
Asset management fees and expenses				746,000				503,000
Real estate acquisition costs and contingent consideration				—				190,000
Depreciation and amortization				2,398,000				1,530,000
Interest expense, net				2,059,000				1,596,000
Loss on debt extinguishment and other expense				—				146,000
Equity in (income) loss from unconsolidated entities				(51,000)				442,000
Gain in remeasurement of investment in unconsolidated entity				—				(1,282,000)
Net income				$519,000				$591,000

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$13,828,000	$2,619,000	$427,000	$16,874,000	$13,540,000	$2,134,000	$420,000	$16,094,000
Resident services and fee income	11,921,000	—	—	11,921,000	4,589,000	—	—	4,589,000
Tenant reimbursements and other income	226,000	437,000	147,000	810,000	279,000	371,000	159,000	809,000
	$25,975,000	$3,056,000	$574,000	$29,605,000	$18,408,000	$2,505,000	$579,000	$21,492,000
Property operating and maintenance	17,115,000	453,000	150,000	17,718,000	12,918,000	377,000	152,000	13,447,000

Net operating income	$8,860,000	$2,603,000	$424,000	$11,887,000	$5,490,000	$2,128,000	$427,000	$8,045,000
General and administrative expenses				663,000				1,204,000
Asset management fees and expenses				1,394,000				984,000
Real estate acquisition costs and contingent consideration				—				206,000
Depreciation and amortization				4,789,000				2,963,000
Interest expense, net				4,091,000				3,023,000
Loss on debt extinguishment and other expense				—				152,000
Equity in (income) loss from unconsolidated entities				(80,000)				376,000
Gain in remeasurement in unconsolidated entity				—				(1,282,000)
Net income				$1,030,000				$419,000

  The following table reconciles the segment activity to consolidated financial position as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Assets
Investment in real estate:
Senior living operations	$134,222,000	$137,784,000
Triple-net leased properties	42,906,000	43,781,000
Medical office building	8,013,000	8,171,000
Total reportable segments	$185,141,000	$189,736,000
Reconciliation to consolidated assets:
Cash and cash equivalents	17,039,000	21,507,000
Deferred financing costs, net	1,504,000	1,697,000
Investment in unconsolidated entities	3,331,000	3,529,000
Tenant and other receivables, net	2,546,000	1,988,000
Deferred costs and other assets	6,912,000	2,987,000
Restricted cash	3,607,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$226,045,000	$231,230,000

As of June 30, 2013 and December 31, 2012, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $144.3 million and $146.2 million, compared to the carrying values of $144.2 ($143.8 million, net of premium) million and $145.4 ($145.0 million, net of premium) million at June 30, 2013 and December 31, 2012, respectively.

There were no transfers between Level 1 or 2 during the three and six months ended June 30, 2013.

8. Notes Payable

Notes payable were $144.2 million ($143.8 million, net of premium) and $145.4 million ($145.0 million, net of premium) as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 5.45% per annum. As of June 30, 2013, notes payable consisted of $112.9 million of fixed rate debt, or approximately 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $30.9 million of variable rate debt, or approximately 21% of notes payable, at a weighted average interest rate of 5.83% per annum. As of December 31, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted-average effective interest rate of 5.45% per annum. As of December 31, 2012, notes payable consisted of $113.8 million of fixed rate debt, or 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $31.1 million of variable rate debt, or 21% of notes payable, at a weighted average interest rate of 5.83% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2013, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for July 1, 2013 to December 31, 2013 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2013 to December 31, 2013	$1,186,000
2014	8,597,000
2015	25,420,000
2016	9,023,000
2017	2,098,000
2018 and thereafter	97,446,000
$143,770,000

Interest Expense and Deferred Financing Cost

For the three months ended June 30, 2013 and 2012, the Company incurred interest expense, including amortization of deferred financing costs of, $2.1 million and $1.6 million, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred interest expense, including amortization of deferred financing costs of, $4.1 million and $3.0 million, respectively. As of June 30, 2013 and December 31, 2012, the Company’s net deferred financing costs were approximately $1.5 million and $1.7 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

9. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2013, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds in our initial and follow-on public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements with Sentinel RE Investment Holdings LP,”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, the Company may issue up to 1,000 shares of 3% Senior Cumulative Preferred Stock, Series A, $0.01 par value per share (the “Series A Preferred Stock”), or 3% Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), in either case representing up to an aggregate issuance amount of $100,000. The Operating Partnership may issue 7.5% Series B Convertible Preferred Units (the “Series B Preferred Units”) up to an aggregate issuance amount of $149.9 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and the Company to draw funds under the KKR Equity Commitment are subject to various conditions, limitations and penalties as more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

The Series A Preferred Stock and the Series C Preferred Stock will rank senior to the Company’s common stock with respect to dividend rights and rights on liquidation. The holders of the Series A Preferred Stock and the Series C Preferred Stock will be entitled to receive dividends, as and if authorized by our board of directors out of funds legally available for that purpose, at an annual rate equal to 3% the liquidation preference   for each share. Dividends on the Series A Preferred Stock and the Series C Preferred Stock will be payable annually in arrears.

The Series B Preferred Units will rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units will be entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference   in preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5% per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

As of June 30, 2013, no shares or units had been issued pursuant to the KKR Equity Commitment.

Distributions

The following are the distributions declared during the six months ended June 30, 2013 and 2012:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2012	$801,000	$—	$801,000	$1,277,000
Second quarter 2012	799,000		799,000	214,000
First quarter 2013	1,493,000	—	1,493,000	2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”).  The DRIP offering shares will initially be offered at a purchase price of $10.02, which is 100% of the current estimated per-share value of our common stock. As of June 30, 2013 no shares have been sold pursuant to DRIP offering.

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

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our public offering, our dividend reinvestment program and our stock repurchase program (except for repurchases due to death). As a result our stock repurchase program has been suspended since May 29, 2011 for all repurchases, except repurchases due to death of a stockholder.

During the three and six months ended June 30, 2013, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
First quarter 2013	60,432	$9.98
Second quarter 2013	30,153	10.02
	90,585

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

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three and six months ended June 30, 2013 and June 30, 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset management fees	$746,000	$503,000	$1,394,000	$982,000

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

For the four quarters ended June 30, 2013, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

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

12. Immaterial Correction to Prior Period Financial Statements

In the second quarter of 2013, we revised our disclosure related to the consolidated statement of cash flows for the six months ended June 30, 2012 to reflect i) a decrease in cash provided by operating activities of $2.4 million, ii) a decrease in cash used in investing activities of $0.8 million, and iii) an increase in cash provided by financing activities of $1.6 million. This adjustment was made after completing an analysis that determined the change in accrued liabilities improperly reflected payments which primarily relate to the buyout of the Company’s partners in Rome LTH in April 2012.

This payment was considered in the fair value allocation during the consolidation process and is now appropriately reflected as a use of cash related to real estate acquisitions in cash used in investing activities. In addition, cash proceeds of $2.2 million related to the refinance of the Rome LTH debt is excluded from proceeds from notes payable and included as a noncash component. The Company has determined that the cash flow statement for the year ended December 31, 2012, is correct as reported.   After evaluating the quantitative and qualitative effects of this adjustment, we have concluded that the impact on the Company’s prior interim period financial statements was not material.

13. Subsequent Events

On December 17, 2012, the Company’s joint venture partner in Littleton Med Partners, LP provided notice of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013 for $11.3 million, which will result in the Company receiving cash proceeds, net of debt repayment, of approximately $3.4 million. The Company will record a gain of approximately $1.7 million in the quarter ended September 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The 2012 financial information reflects the effects of the corrections described in Note 12, Immaterial Corrections to Prior Period Financial Statements included in Item 1 of this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets.

•	changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2012.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We intend to invest primarily in real estate including health care properties and other real estate related assets located in markets in the United States.

On June 20, 2008, we commenced an initial public offering of our common stock. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the dividend reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013 we deregistered all remaining unsold follow-on offering shares.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”).  The DRIP offering shares will initially be offered at a purchase price of $10.02, which is 100% of the current estimated per-share value of our common stock. As of June 30, 2013 no shares have been sold pursuant to DRIP offering.

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

On February 10, 2013, in connection with the execution of the KKR Equity Commitment (See Note 9 of the accompanying condensed consolidated financial statements), we entered into a Transition Agreement, which provides, following the satisfaction of certain conditions, for certain amendments to the Advisory Agreement between us and the Advisor and sets forth the terms for our transition to an internal management structure. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Transition Agreement date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. The terms of the Advisory Agreement and the Transition Agreement are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) control operating and other expenses; and (iii) maximize tenant recoveries given the underlying lease structures. Our operations are impacted by property specific, market-specific, general economic and other conditions.

Market Outlook — Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity over an extended period, as well as significant market fluctuations. Despite certain recent more positive economic indicators and improved stock market performance, the economic environment continues to be unpredictable and to present challenges that may delay the implementation of our business strategy or force us to modify it.

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

Results of Operations

As of June 30, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of June 30, 2013, we owned or had joint venture interests in 20 properties. These properties included fourteen assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment and one medical office building and one net leased healthcare facility held in unconsolidated entities. Four senior living properties, the Leah Bay portfolio, were acquired at the end of August 2012. Physicians Centre MOB, which is held in an unconsolidated entity, was acquired in April 2012. In April 2012, we also acquired our partners’ interests in the Rome LTACH investment, and as a result of the acquisition, the investment is consolidated in our June 30, 2013 condensed consolidated financial statements. The Rome LTACH investment is presented under the equity method in periods prior to the April 2012 acquisition. As of June 30, 2012, we owned or had joint venture interests in 16 properties, including ten assisted-living facilities, one medical office building and three operating healthcare facilities, one medical office building and one development healthcare facility held in unconsolidated entities. The results of our operations for the three and six months ended June 30, 2013 reflect the acquisitions indicated above that are not included in our results of operations for the three and six months ended June 30, 2012, and differ accordingly.

Comparison of the Three Months Ended June 30, 2013 and 2012

	Three Month Ended June 30,
	2013	2012	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$4,376,000	$2,549,000	$1,827,000	72%
Triple-net leased properties	1,301,000	1,319,000	(18,000)	(1)%
Medical office building	214,000	218,000	(4,000)	(2)%

Total portfolio net operating income	$5,891,000	$4,086,000	$1,805,000	44%

Reconciliation to net income:
Net operating income, as defined (1)	$5,891,000	$4,086,000	$1,805,000	44%
Unallocated (expenses) income:
General and administrative expenses	220,000	370,000	(150,000)	(41)%
Asset management fees and expenses	746,000	503,000	243,000	48%
Real estate acquisition costs and earn out costs	—	190,000	(190,000)	(100)%
Depreciation and amortization	2,398,000	1,530,000	868,000	57%
Interest expense, net	2,059,000	1,596,000	463,000	29%
Loss on debt extinguishment and other expense	—	146,000	(146,000)	(100)%
Equity in (income) loss from unconsolidated entities	(51,000)	442,000	493,000	112%
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)	(1,282,000)	(100)%

Net income	$519,000	$591,000	$(72,000)	(12)%

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2013 increased to $4.4 million from $2.5 million for the three months ended June 30, 2012. The increase is primarily due to the acquisition and consolidation of the Leah Bay joint venture in August of 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,879,000	$6,715,000	$164,000	2%
Resident services and fee income	5,967,000	2,311,000	3,656,000	158%
Tenant reimbursement and other income	108,000	137,000	(29,000)	(21)%
Less:
Property operating and maintenance expenses	(8,578,000)	(6,614,000)	1,964,000	30%
Total portfolio net operating income	$4,376,000	$2,549,000	$1,827,000	72%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three months period ended June 30, 2013 of $1.3 million was comparable to net operating income for the three months ended June 30, 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,309,000	$1,325,000	$(16,000)	(1)%
Tenant reimbursement and other income	219,000	222,000	(3,000)	(1)%
Less:
Property operating and maintenance expenses	(227,000)	(228,000)	(1,000)	(1)%
Total portfolio net operating income	$1,301,000	$1,319,000	$(18,000)	(1)%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months period ended June 30, 2013 of $0.2 million was comparable to net operating income for the three months ended June 30, 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$214,000	$209,000	$5,000	2%
Tenant reimbursement and other income	75,000	88,000	(13,000)	(15)%
Less:
Property operating and maintenance expenses	(75,000)	(79,000)	(4,000)	(5)%
Total portfolio net operating income	$214,000	$218,000	$(4,000)	(2)%

Unallocated (expenses) income

General and administrative expenses decreased to $0.2 million for the three months ended June 30, 2013 from $0.4 million for the three months ended June 30, 2012. The decrease was primarily due to lower professional fees and consulting fees, as compared to the three months ended June 30, 2012. The higher costs incurred during the three months ended June 30, 2012 were the result of the Company’s transition to a new advisor beginning in January 2012. The remaining decrease is due to a $0.1 million tax benefit for the three months ended June 30, 2013, as compared to a $0.1 million tax expense for the three months ended June 30, 2012.

Asset management fees for the three months ended June 30, 2013 increased to $0.7 million from $0.5 million as a result of a higher portfolio value in the quarter ended June 30, 2013 and the bonus asset management fee earned in the quarter ended June 30, 2013. Depreciation and amortization for the same periods increased to $2.4 million from $1.5 million, as a result of increases in depreciation of buildings, improvements and tenant improvements and the in-place lease value assigned in the Leah Bay purchase price allocation. In-place lease value is amortized over the expected resident lease term, resulting in a higher than average amortization expense in the first year after the acquisition.

Interest expense, net, for the three months ended June 30, 2013 increased to $2.1 million from $1.6 million for the three months ended June 30, 2012, principally due to higher debt levels associated with refinanced debt, and the acquisitions of the Rome LTACH and Leah Bay properties, which were completed during the second and third quarters of 2012, respectively.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a gain of $1.3 million for the three months ended June 30, 2012.

Income from unconsolidated entities increased to $0.1 for the three months ended June 30, 2013 from a loss of $0.4 million for the three months ended June 30, 2012, which is primarily due to the Physicians Centre MOB, acquired in April 2012 and Littleton Specialty Rehabilitation Center, which commenced operations in the third quarter of 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

	Six Month Ended June 30,
	2013	2012	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$8,860,000	$5,490,000	$3,370,000	61%
Triple-net leased properties	2,603,000	2,128,000	475,000	22%
Medical office building	424,000	427,000	(3,000)	(1)%

Total portfolio net operating income	$11,887,000	$8,045,000	$3,842,000	48%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$11,887,000	$8,045,000	$3,842,000	48%
Unallocated (expenses) income:
General and administrative expenses	663,000	1,204,000	(541,000)	(45)%
Asset management fees and expenses	1,394,000	984,000	410,000	42%
Real estate acquisitions costs and earn out costs	—	206,000	(206,000)	(100)%
Depreciation and amortization	4,789,000	2,963,000	1,826,000	62%
Interest expense, net	4,091,000	3,023,000	1,068,000	35%
Loss on debt extinguishment and other expense	—	152,000	(152,000)	(100)%
Equity in (income) loss from unconsolidated entities	(80,000)	376,000	456,000	121%
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)	(1,282,000)	(100)%

Net income	$1,030,000	$419,000	$611,000	146%

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2013 increased to $8.9 million from $5.5 million for the three months ended June 30, 2012. The increase is primarily due to the acquisition and consolidation of the Leah Bay joint venture in August of 2012, but also reflects higher levels of care at several senior living properties mainly Floral Vale and Forestview.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$13,828,000	$13,540,000	$288,000	2%
Resident services and fee income	11,921,000	4,589,000	7,332,000	160%
Tenant reimbursement and other income	226,000	279,000	(53,000)	(19)%
Less:
Property operating and maintenance expenses	(17,115,000)	(12,918,000)	4,197,000	32%
Total portfolio net operating income	$8,860,000	$5,490,000	$3,370,000	61%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $2.6 million for the six months ended June 30, 2013 compared to $2.1 million for the six months ended June 30, 2012, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are included in our condensed consolidated financial statements and included in the operations of our triple-net leased segment for the six months ended June 30, 2013. In the comparable period of 2012, Rome LTACH was accounted for as an equity method investment and its operating results were not included in our triple-net leased properties segment prior to April 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$2,619,000	$2,134,000	$485,000	23%
Tenant reimbursement and other income	437,000	371,000	66,000	18%
Less:
Property operating and maintenance expenses	(453,000)	(377,000)	76,000	20%

Total portfolio net operating income	$2,603,000	$2,128,000	$475,000	22%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the six month period ended June 30, 2013 of $0.4 million was comparable to net operating income for the six months ended June 30, 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$427,000	$420,000	$7,000	2%
Tenant reimbursement and other income	147,000	159,000	(12,000)	(8)%
Less:
Property operating and maintenance expenses	(150,000)	(152,000)	(2,000)	(1)%

Total portfolio net operating income	$424,000	$427,000	$(3,000)	(1)%

Unallocated (expenses) income

General and administrative expenses decreased to $0.7 million for the six months ended June 30, 2013 from $1.2 million for the six months ended June 30, 2012. The decrease was due to higher professional fees and consulting fees in the six months ended June 30, 2012 as a result of the Company’s transition to a new advisor beginning in January 2012. The remaining decrease is due to a $0.2 million tax benefit for the six months ended June 30, 2013, as compared to a $0.1 million tax expense for the six months ended June 30, 2012.

Asset management fees for the six months ended June 30, 2013 increased to $1.4 million from $1.0 million as a result of a higher portfolio value in the quarter ended June 30, 2013 and the bonus asset management fee earned in the quarter ended June 30, 2013. Depreciation and amortization for the same periods increased to $4.8 million from $3.0 million, as a result of increases in depreciation of buildings, improvements and tenant improvements and the in-place lease value assigned in the Leah Bay purchase price allocation. In-place lease value is amortized over the expected resident lease term, resulting in a higher than average amortization expense in the first year after the acquisition.

For the six months ended June 30, 2012, real estate acquisition costs and contingent consideration were $0.2 million. Real estate acquisition costs in 2012 consisted primarily of costs associated with the acquisition of the minority interest in the Rome LTACH property and the costs associated with the acquisition on an interest in the Physicians Centre MOB property.

Interest expense, net, for the six months ended June 30, 2013 increased to $4.1 million from $3.0 million for the six months ended March 31, 2012, respectively, principally due to higher debt levels associated with refinanced debt, and the acquisitions of the Rome LTACH and Leah Bay properties, which were completed during the second and third quarters of 2012, respectively.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a gain of $1.3 million for the six months ended June 30, 2012.

Income from unconsolidated entities increased to $0.1 million for the six months ended June 30, 2013 from loss of $0.4 million for the six months ended June 30, 2012, which is primarily due to the Physicians Centre MOB, acquired in April 2012 and Littleton Specialty Rehabilitation Center, which commenced operations in the second quarter of 2012.

Liquidity and Capital Resources

Primary offering sales in our follow-on public offering have been suspended since April 29, 2011 and the final sale of shares under the related dividend reinvestment plan was completed on May 10, 2011.  On June 12, 2013 we concluded the follow-on offering by deregistering all remaining unsold shares that had been registered in connection with the offering.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”).  The DRIP offering shares will initially be offered at a purchase price of $10.02, which is 100% of the current estimated per-share value of our common stock. As of June 30, 2013 no shares have been sold pursuant to DRIP offering.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $150 million of equity funding to be used to finance future real estate acquisitions. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series A Preferred Stock, newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership. As of June 30, 2013, no shares or units had been issued pursuant to the KKR equity commitment.

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

As of June 30, 2013, we had approximately $17.0 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock, the sale of preferred units of partnership interest in our Operating Partnership, and if refinancing results in excess loan proceeds and decrease as net offering proceeds are expended in connection with the acquisition, operation of properties and distributions made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 were $5.2 million and $1.5 million, respectively. The increase in cash flows from operations was primarily due to operating income and a $1.7 million noncash adjustment related to the amortization of the in place lease value from the Leah Bay portfolio acquired in the third quarter of 2012. This increase was partially offset by the timing of cash receipts and payments.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were $110,000 and $7.8 million, respectively, comprised of capital expenditures related to existing properties, while the 2012 amount reflects the acquisition of additional equity interests in the Rome LTACH and the acquisition of a joint venture interst in the Bryan MOB.

Cash flows used in and provided by financing activities for the six months ended June 30, 2013 and 2012 were $9.5 million and $10.3 million, respectively. During the six months ended June 30, 2013, the Company paid $4.0 million of fees and expenses in connection with the KKR Equity Commitment. In addition, the Company’s distribution payment for the six months ended June 30, 2013 and 2012 were $3.0 million and $1.6 million, respectively, due to an increase in the Company’s distribution rate to 4.75% from 2.5%, effective October 1, 2012.

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

⋅
Adjustments for straight line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

⋅
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

⋅	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.
⋅	Unrealized gains or losses resulting from consolidation from, or deconsolidation to equity accounting.

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

Our calculations of FFO and MFFO for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$480,000	$541,000	$985,000	$292,000
Adjustments:

Real estate depreciation and amortization	2,398,000	1,530,000	4,789,000	2,963,000
Joint venture depreciation and amortization	178,000	242,000	355,000	242,000
Funds from operations (FFO)	3,056,000	$2,313,000	6,129,000	$3,497,000
Adjustments:
Straight-line rent amortization	(214,000)	(225,000)	(438,000)	(338,000)
Above/below market lease amortization	34,000	1,000	69,000	2,000
Real estate acquisition costs	—	196,000	—	213,000
Loss on debt extinguishment	—	151,000	—	151,000
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)	—	(1,282,000)

Modified funds from operations (MFFO)	2,876,000	$1,154,000	5,760,000	$2,243,000

Weighted average shares	12,726,051	12,870,880	12,777,182	12,884,389

FFO per weighted average shares	$0.24	$0.18	$0.48	$0.27
MFFO per weighted average shares	$0.23	$0.09	$0.45	$0.17

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

				Cash Flow
	Distributions Declared			from
Period	Cash	Reinvested	Total	Operations

First quarter 2012	$801,000	$—	$801,000	$1,277,000
Second quarter 2012	799,000	—	799,000	214,000
First quarter 2013	1,493,000	—	1,493,000	2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000

For the six months ended June 30, 2013, we paid aggregate distributions of approximately $3.0 million, all of which were paid in cash. FFO for the six months ended June 30, 2013 was approximately $6.1 million and cash flow from operations was approximately $5.2 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2013, we had approximately $30.9 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We did not sell any equity securities that we did not register under the Securities Act of 1933 during the period covered by this Form 10-Q.

(c)	During the six months ended June 30, 2013, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available that may yet be Redeemed under the program
January	3,028	$9.02	(1)
February	—	$—	(1)
March	57,404	$10.02	(1)
April	26,827	10.02	(1)
May	3,326	10.02	(1)
June	—	—	(1)
	90,585

(1)
As further discussed in Note 9 (Stockholders’ Equity) of the condensed consolidated financial statements included in this report, the stock repurchase program has been suspended since May 29, 2011 for all repurchases except repurchases in connection with the death of a stockholder.  The plan does not specify a limit on the number of shares that may be repurchased upon the death of stockholders.

Item 5.	Other Information

Entry into a Material Definitive Agreement.

On August 5, 2013, the Company,  HPC LP TRS, LLC, and Sentinel RE Investment Holdings LP entered into the Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P. (the “Amended Partnership Agreement”).  The material terms of the Amended Partnership Agreement were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013. The Amended Partnership Agreement has been filed as an exhibit to this Periodic Report on Form 10-Q.

Amendments to Articles of Incorporation and Bylaws

Articles of Amendment

On August 6, 2013, the Company amended its charter by filing Articles of Amendment.  The Articles of Amendment, which were approved by a vote of the Company’s stockholders at the annual stockholders meeting held on May 20, 2013, amend Section 9.13 of the charter to eliminate a provision that would prohibit the Company from privately issuing shares of voting preferred stock, when  the relationship between the number of votes per such share of preferred stock and the consideration paid to the Company for such share would exceed the relationship between the number of votes per any publicly offered share of common stock and the book value per outstanding share of common stock. The Articles of Amendment have been filed as an exhibit to this Periodic Report on Form 10-Q.

Articles Supplementary

On August 6, 2013, the Company also amended its charter by filing Articles Supplementary to establish two series of preferred stock:  3% Senior Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”) and 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”).  The material terms of the Series A Preferred Stock and the Series C Preferred Stock were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 and were further described in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 9, 2013.  The Articles Supplementary have been filed as exhibits to this Periodic Report on Form 10-Q.

Second Amended and Restated Bylaws

Effective August 6, 2013, the Company adopted the Second Amended and Restated Bylaws.  The Second Amended and Restated Bylaws contain changes to Sections 2.3, 2.8, 2.12, 3.2, 3.6, 3.7, 3.11, 5.2, 5.3, 5.4 and 5.13 that are intended to accommodate the rights, privileges and terms of the Series A Preferred Stock and Series C Preferred Stock.  The Second Amended and Restated Bylaws have been filed as an exhibit to this Periodic Report on Form 10-Q.

Item 6.	Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Articles of Amendment of the Registrant, dated August 6, 2013.

3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013.

3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013.

3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013.

3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013.

4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).

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

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of August 2013.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)