Form 10-Q
period 2013-09-30
Sentio Healthcare Properties Inc
filed 2013-11-08
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53969

SENTIO HEALTHCARE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-5721212
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

189 South Orange Avenue, Suite 1700,
Orlando, FL	32801
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2013, there were 12,609,784 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION
FORM 10-Q
SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$18,265,000	$21,507,000
Investments in real estate:
Land	23,193,000	23,193,000
Buildings and improvements, net	154,439,000	157,845,000
Furniture, fixtures and equipment, net	2,786,000	3,315,000
Intangible lease assets, net	3,334,000	5,383,000
	183,752,000	189,736,000
Deferred financing costs, net	1,496,000	1,697,000
Investment in unconsolidated entities	1,458,000	3,529,000
Tenant and other receivable, net	2,912,000	1,988,000
Deferred costs and other assets	8,249,000	2,987,000
Restricted cash	3,869,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$225,966,000	$231,230,000
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$143,605,000	$145,364,000
Accounts payable and accrued liabilities	4,554,000	4,545,000
Prepaid rent and security deposits	1,984,000	1,879,000
Distributions payable	1,544,000	1,533,000
Total liabilities	151,687,000	153,321,000
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 580,000,000 shares authorized; 12,615,208, and 12,807,673 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	126,000	128,000
Additional paid-in capital	84,953,000	91,589,000
Accumulated deficit	(14,419,000)	(17,936,000)
Total stockholders’ equity	70,660,000	73,781,000
Noncontrolling interests	3,619,000	4,128,000
Total equity	74,279,000	77,909,000
Total liabilities and equity	$225,966,000	$231,230,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Rental revenue	$8,499,000	$8,422,000	$25,373,000	$24,525,000
Resident services and fee income	6,195,000	3,655,000	18,115,000	8,243,000
Tenant reimbursements and other income	403,000	312,000	1,212,000	1,121,000
	15,097,000	12,389,000	44,700,000	33,889,000
Expenses:
Property operating and maintenance	9,181,000	7,473,000	26,899,000	20,921,000
General and administrative expenses	523,000	423,000	1,186,000	1,632,000
Asset management fees and expenses	732,000	559,000	2,125,000	1,543,000
Real estate acquisition costs and contingent consideration	—	1,016,000	—	1,229,000
Depreciation and amortization	1,528,000	1,689,000	6,317,000	4,653,000
	11,964,000	11,160,000	36,527,000	29,978,000
Income from operations	3,133,000	1,229,000	8,173,000	3,911,000
Other (income) expense:
Interest expense, net	2,031,000	1,788,000	6,121,000	4,808,000
Loss on debt extinguishment and other expense	—	—	—	151,000
Equity in loss (income) from unconsolidated entities	56,000	(14,000)	(24,000)	363,000
Gain on remeasurement of investment in unconsolidated entity	—	—	—	(1,282,000)
Gain on disposition of investment in unconsolidated entity	(1,701,000)	—	(1,701,000)	—
Net income (loss)	2,747,000	(545,000)	3,777,000	(129,000)
Net income (loss) attributable to noncontrolling interests	215,000	(16,000)	260,000	108,000
Net income (loss) attributable to common stockholders	$2,532,000	$(529,000)	$3,517,000	$(237,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.20	$(0.04)	$0.28	$(0.02)
Basic and diluted weighted average number of common shares	12,673,194	12,853,483	12,756,221	12,877,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2012	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000
Redeemed shares	(192,465)	(2,000)	(1,922,000)	—	(1,924,000)	—	(1,924,000)
Offering costs	—	—	(92,000)	—	(92,000)	—	(92,000)
Distributions	—	—	(4,622,000)	—	(4,622,000)	(769,000)	(5,391,000)
Net income	—	—	—	3,517,000	3,517,000	260,000	3,777,000
Balance — September 30, 2013	12,615,208	$126,000	$84,953,000	$(14,419,000)	$70,660,000	$3,619,000	$74,279,000

	Common Stock
	Number of Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2011	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed shares	(76,293)	—	(719,000)	—	(719,000)	—	(719,000)
Noncontrolling interest contribution	—	—	—	—	—	3,444,000	3,444,000
Distributions	—	—	(2,407,000)	—	(2,407,000)	(302,000)	(2,709,000)
Net (loss) income	—	—	—	(237,000)	(237,000)	108,000	(129,000)
Balance —September 30, 2012	12,840,319	$129,000	$93,416,000	$(17,291,000)	$76,254,000	$4,492,000	$80,746,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,777,000	$(129,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	308,000	356,000
Depreciation and amortization	6,317,000	4,653,000
Straight-line rent and above/below market lease amortization	(487,000)	(527,000)
Gain on disposition of investment in unconsolidated entity	(1,701,000)	—
Amortization of loan premium	(52,000)	—
Real estate contingent consideration	—	110,000
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)
Equity in (income) loss from unconsolidated entities	(24,000)	363,000
Bad debt expense	27,000	40,000
Deferred tax (benefit)	(569,000)	(191,000)
Change in operating assets and liabilities:
Tenant and other receivables	(285,000)	205,000
Deferred costs and other assets	152,000	441,000
Restricted cash	9,000	95,000
Prepaid rent and security deposits	105,000	142,000
Accounts payable and accrued liabilities	1,000	145,000
Net cash provided by operating activities	7,578,000	4,421,000
Cash flows from investing activities:
Real estate acquisitions	—	(18,151,000)
Additions to real estate	(489,000)	(383,000)
Purchase of an interest in an unconsolidated entity	—	(2,490,000)
Proceeds from disposition of investment in unconsolidated entity	3,534,000	—
Changes in restricted cash	(57,000)	47,000
Acquisition deposits	(886,000)	—
Distributions from unconsolidated entities	342,000	143,000
Net cash provided by (used in) investing activities	2,444,000	(20,834,000)
Cash flows from financing activities:
Redeemed shares	(1,924,000)	(719,000)
Proceeds from notes payable	—	40,763,000
Repayments of notes payable	(1,707,000)	(25,529,000)
Offering costs	(84,000)	—
Deferred financing costs	(107,000)	(1,247,000)
Noncontrolling interest contribution	—	603,000
Payment of real estate contingent consideration	—	(980,000)
Distributions paid to stockholders	(4,611,000)	(2,407,000)
Distributions paid to noncontrolling interests	(769,000)	(302,000)
Prepaid preferred stock offering costs	(4,062,000)	—
Net cash (used in) provided by financing activities	(13,264,000)	10,182,000
Net (decrease) in cash and cash equivalents	(3,242,000)	(6,231,000)
Cash and cash equivalents — beginning of period	21,507,000	27,972,000
Cash and cash equivalents — end of period	$18,265,000	$21,741,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,808,000	$4,694,000
Cash paid for income taxes	367,000	549,000
Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	1,544,000	807,000
Accrued offering costs	8,000	—
Notes payable assumed and non-cash equity contribution in connection with real estate acquisition	—	50,236,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At September 30, 2013, we owned 100% of the interest in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2012 Annual Report on Form 10-K, as filed with the SEC.

3. Investments in Real Estate

As of September 30, 2013, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$167,224,000	$5,270,000	$14,757,000
Accumulated depreciation and amortization	—	(12,785,000)	(2,484,000)	(11,423,000)
Net	$23,193,000	$154,439,000	$2,786,000	$3,334,000

As of December 31, 2012, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,996,000	$5,118,000	$14,757,000
Accumulated depreciation and amortization	—	(9,151,000)	(1,803,000)	(9,374,000)
Net	$23,193,000	$157,845,000	$3,315,000	$5,383,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended September 30, 2013 and 2012 was approximately $1.4 million and $1.2 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the nine months ended September 30, 2013 and 2012 was approximately $4.3 million and $3.2 million, respectively.

Amortization associated with intangible assets for the three months ended September 30, 2013 and 2012 was $0.1 million and $0.5 million, respectively. Amortization associated with intangible assets for the nine months ended September 30, 2013 and 2012 was $2.0 million and $1.5 million, respectively.

Estimated amortization for October 1, 2013 through December 31, 2013 and each of the subsequent years is as follows:

Intangible assets
October 1, 2013 — December 31, 2013	$82,000
2014	330,000
2015	330,000
2016	329,000
2017	328,000
2018	328,000
2019 and thereafter	1,607,000

The estimated useful lives for intangible assets range from approximately three to sixteen years. As of September 30, 2013, the weighted-average amortization period for intangible assets was eleven years.

4. Investments in Unconsolidated Entities

As of September 30, 2013, the Company owns an interest in the following entity that is accounted for under the equity method of accounting:

Entity(1)	Property Type	Acquired	Investment(2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	1,458,000	71.9

(1)	This entity is not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entity.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	September 30, 2013(2)	December 31, 2012(1)(2)
Cash and cash equivalents	$370,000	$423,000
Investments in real estate, net	8,949,000	16,312,000
Other assets	173,000	549,000
Total assets	$9,492,000	$17,284,000

Notes payable	7,240,000	12,504,000
Accounts payable and accrued liabilities	252,000	219,000
Other liabilities	26,000	99,000
Total stockholders’ equity	1,974,000	4,462,000
Total liabilities and equity	$9,492,000	$17,284,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)(2)	2012(1)(2)	2013(1)(2)	2012(1)(2)(3)
Total revenues	$505,000	$689,000	$1,898,000	$1,754,000
Net loss	(81,000)	(15,000)	(22,000)	(486,000)
Company’s equity in loss (income) from unconsolidated entities	56,000	(14,000)	(24,000)	363,000

(1)
Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner noticed the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013 for $11.3 million, which resulted in the Company receiving cash proceeds, net of debt repayment, of approximately $3.5 million. The Company recorded a gain of $1.7 million in the quarter ended September 30, 2013. The Company’s equity in income from the Littleton Specialty Rehabilitation Facility is included in the statement of operations through the date of the sale.

(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and was accounted for under the equity method of accounting beginning with the second quarter of 2012.
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

The Master TRS recognized a $0.1 million expense and a $0.1 million expense for Federal and State income taxes in the three months ended September 30, 2013 and 2012, respectively, and a $0.1 million benefit and a $0.1 million expense for Federal and State income taxes in the nine months ended September 30, 2013 and 2012, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $1.9 million at September 30, 2013 and $1.3 million at December 31, 2012, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2013, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

6. Segment Reporting

As of September 30, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$6,976,000	$1,309,000	$214,000	$8,499,000	$6,910,000	$1,298,000	$214,000	$8,422,000
Resident services and fee income	6,195,000	—	—	6,195,000	3,655,000	—	—	3,655,000
Tenant reimbursements and other income	103,000	226,000	74,000	403,000	15,000	222,000	75,000	312,000
	$13,274,000	$1,535,000	$288,000	$15,097,000	$10,580,000	$1,520,000	$289,000	$12,389,000
Property operating and maintenance	8,875,000	227,000	79,000	9,181,000	7,159,000	220,000	94,000	7,473,000

Net operating income	$4,399,000	$1,308,000	$209,000	$5,916,000	$3,421,000	$1,300,000	$195,000	$4,916,000
General and administrative expenses				523,000				423,000
Asset management fees and expenses				732,000				559,000
Real estate acquisition costs and contingent consideration				—				1,016,000
Depreciation and amortization				1,528,000				1,689,000
Interest expense, net				2,031,000				1,788,000
Equity in loss (income) from unconsolidated entities				56,000				(14,000)
Gain on disposition of investment in unconsolidated entity				(1,701,000)				—
Net income (loss)				$2,747,000				$(545,000)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$20,805,000	$3,928,000	$640,000	$25,373,000	$20,453,000	$3,436,000	$636,000	$24,525,000
Resident services and fee income	18,115,000	—	—	18,115,000	8,243,000	—	—	8,243,000
Tenant reimbursements and other income	328,000	663,000	221,000	1,212,000	294,000	593,000	234,000	1,121,000
	$39,248,000	$4,591,000	$861,000	$44,700,000	$28,990,000	$4,029,000	$870,000	$33,889,000
Property operating and maintenance	25,987,000	682,000	230,000	26,899,000	20,084,000	594,000	243,000	20,921,000

Net operating income	$13,261,000	$3,909,000	$631,000	$17,801,000	$8,906,000	$3,435,000	$627,000	$12,968,000
General and administrative expenses				1,186,000				1,632,000
Asset management fees and expenses				2,125,000				1,543,000
Real estate acquisition costs and contingent consideration				—				1,229,000
Depreciation and amortization				6,317,000				4,653,000
Interest expense, net				6,121,000				4,808,000
Loss on debt extinguishment and other expense				—				151,000
Equity in (income) loss from unconsolidated entities				(24,000)				363,000
Gain in remeasurement of investment in unconsolidated entity				—				(1,282,000)
Gain on disposition of investment in unconsolidated entity				(1,701,000)				—
Net income (loss)				$3,777,000				$(129,000)

The following table reconciles the segment activity to consolidated financial position as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Assets
Investment in real estate:
Senior living operations	$133,296,000	$137,784,000
Triple-net leased properties	42,523,000	43,781,000
Medical office building	7,933,000	8,171,000
Total reportable segments	$183,752,000	$189,736,000
Reconciliation to consolidated assets:
Cash and cash equivalents	18,265,000	21,507,000
Deferred financing costs, net	1,496,000	1,697,000
Investment in unconsolidated entities	1,458,000	3,529,000
Tenant and other receivables, net	2,912,000	1,988,000
Deferred costs and other assets	8,249,000	2,987,000
Restricted cash	3,869,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$225,966,000	$231,230,000

As of September 30, 2013 and December 31, 2012, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

7. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments” , requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $143.7 million and $146.2 million, compared to the carrying values of $ 143.6 ($143.2 million, net of premium) million and $145.4 ($145.0 million, net of premium) million at September 30, 2013 and December 31, 2012, respectively.

There were no transfers between Level 1 or 2 during the three and nine months ended September 30, 2013.

8. Notes Payable

Notes payable were $143.6 million ($143.2 million, net of premium) and $145.4 million ($145.0 million, net of premium) as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 5.45% per annum. As of September 30, 2013, notes payable consisted of $112.4 million of fixed rate debt, or approximately 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $30.8 million of variable rate debt, or approximately 21% of notes payable, at a weighted average interest rate of 5.83% per annum. As of December 31, 2012, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted-average effective interest rate of 5.45% per annum. As of December 31, 2012, notes payable consisted of $113.8 million of fixed rate debt, or 79% of notes payable, at a weighted average interest rate of 5.35% per annum and $31.1 million of variable rate debt, or 21% of notes payable, at a weighted average interest rate of 5.83% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2013, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for October 1, 2013 to December 31, 2013 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2013 to December 31, 2013	$604,000
2014	8,596,000
2015	25,420,000
2016	9,030,000
2017	2,098,000
2018 and thereafter	97,447,000
$143,195,000
Add: premium	410,000
$143,605,000

Interest Expense and Deferred Financing Cost

For the three months ended September 30, 2013 and 2012, the Company incurred interest expense, including amortization of deferred financing costs of, $2.0 million and $1.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred interest expense, including amortization of deferred financing costs of, $6.1 million and $4.8 million, respectively. As of September 30, 2013 and December 31, 2012, the Company’s net deferred financing costs were approximately $1.5 million and $1.7 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

9. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2013, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds in our initial and follow-on public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements with Sentinel RE Investment Holdings LP, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, the Company may issue up to 1,000 shares of 3% Senior Cumulative Preferred Stock, Series A, $0.01 par value per share (the “Series A Preferred Stock”), or 3% Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), in either case representing up to an aggregate issuance amount of $100,000. The Operating Partnership may issue 7.5% Series B Convertible Preferred Units (the “Series B Preferred Units”) up to an aggregate issuance amount of $149.9 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and the Company to draw funds under the KKR Equity Commitment are subject to various conditions, limitations and penalties as more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

The Series A Preferred Stock and the Series C Preferred Stock will rank senior to the Company’s common stock with respect to dividend rights and rights on liquidation. The holders of the Series A Preferred Stock and the Series C Preferred Stock will be entitled to receive dividends, as and if authorized by our board of directors out of funds legally available for that purpose, at an annual rate equal to 3% of the liquidation preference for each share. Dividends on the Series A Preferred Stock and the Series C Preferred Stock will be payable annually in arrears.

The Series B Preferred Units will rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units will be entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5% per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

As of September 30, 2013, no shares or units had been issued pursuant to the KKR Equity Commitment. On October 21, 2013, in connection with the first put exercise pursuant to the KKR Equity Commitment, we issued 1,000 shares of our Series C Preferred Stock and 142,000 Series B Preferred Units in our Operating Partnership to KKR (See Note 13).

Distributions

The following are the distributions declared during the nine months ended September 30, 2013 and 2012:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2012	$801,000	$—	$801,000	$1,277,000
Second quarter 2012	799,000		799,000	214,000
Third quarter 2012	807,000	—	807,000	2,930,000
First quarter 2013	1,493,000	—	1,493,000	2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000
Third quarter 2013	1,544,000	52,000	1,596,000	2,413,000

Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the first quarter of 2013 in amounts per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $.475 per share (4.75 % based on share price of $ 10.00). Effective July 1, 2013, our board of directors declared distributions for daily record dates occurring in the third quarter of 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00 % based on a share price of $ 10.00).

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $ 99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares will initially be offered at a purchase price of $10.02, which is 100% of the current estimated per-share value of our common stock. The distributions declared in the third quarter of 2013 to be reinvested in the Company’s common stock will result in approximately 5,205 shares of common stock issued in October 2013.

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

During the nine months ended September 30, 2013, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
First quarter 2013	60,432	$9.98
Second quarter 2013	30,153	10.02
Third quarter 2013	101,880	10.02
	192,465

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

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset management fees	$732,000	$559,000	$2,125,000	$1,543,000

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

For the four quarters ended September 30, 2013, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

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

12. Immaterial Correction to Prior Period Financial Statements

In the third quarter of 2013, we revised our disclosure related to the consolidated statement of cash flows for the nine months ended September 30, 2012 to reflect i) a decrease in cash provided by operating activities of $ 3.0 million and ii) a decrease in cash used in investing activities of $3.0 million. This adjustment was made after completing an analysis that determined the change in accounts payable and accrued liabilities improperly reflected payments which primarily relate to the buyout of the Company’s partners in Rome LTH in April 2012.

The Company has determined that the cash flow statement for the year ended December 31, 2012, is correct as reported. After evaluating the quantitative and qualitative effects of this adjustment, we have concluded that the impact on the Company’s prior interim period financial statements was not material.

13. Subsequent Events

On October 21, 2013, through wholly-owned subsidiaries, we acquired real estate property (“Woodbury Mews”) from Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating, none of which are affiliated with us, for a purchase price of $38.1 million plus closing costs. We funded the purchase of Woodbury Mews with proceeds from the sale of Series C Preferred Stock and Series B Preferred Units in our Operating Partnership to KKR, pursuant to the KKR Equity Commitment (See Note 9) and with proceeds from a mortgage loan from Key Bank National Association, Inc.

On October 18, 2013, in connection with our acquisition of Woodbury Mews, Sentinel RE Investment Holdings, LP, an affiliate of KKR, completed the first put exercise under the KKR Equity Commitment, purchasing the following securities for an aggregate purchase price of $14.3 million:

•	1,000 shares of newly issued Series C Preferred Stock and

•
142,000 newly-issued Series B Preferred Units of the Operating Partnership, which are convertible into approximately 1,417,166 shares of the Company’s common stock at the currently effective conversion price.

On October 21, 2013, also in connection with our acquisition of Woodbury Mews, we entered into a mortgage agreement with Key Bank National Association, Inc. (“Key”), an unaffiliated lender, with an outstanding principal balance of approximately $25.0 million (the “Woodbury Loan”), which is secured by Woodbury Mews. The Woodbury Loan has an initial term of twelve months with two 12-month extensions available assuming certain criteria are met, and bears interest at a rate of one month LIBOR plus 3.0%. Payments on the loans are due monthly and consist of accrued interest-only during the initial term. If the extension option is exercised, payments will consist of interest plus principal amortization payments based upon a 25-year amortization schedule.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The 2012 financial information reflects the effects of the corrections described in Note 12, Immaterial Corrections to Prior Period Financial Statements included in Item 1 of this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 as listed with the SEC, and the risks identified in Part II, Item 1A of the quarterly report.

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

Results of Operations

As of September 30, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of September 30, 2013, we owned or had joint venture interests in 19 properties. These properties included fourteen assisted-living facilities which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment and one medical office building held as an unconsolidated entity. Four senior living properties, the Leah Bay portfolio, were acquired at the end of August 2012. Physicians Centre MOB, which is held in an unconsolidated entity, was acquired in April 2012. In April 2012, we also acquired our partners’ interests in the Rome LTACH investment, and as a result of the acquisition, the investment is consolidated in our September 30, 2013 condensed consolidated financial statements. The Rome LTACH investment is presented under the equity method in periods prior to the April 2012 acquisition. The disposition of the Company’s investment in the Littleton Specialty Rehabilitation Facility occurred on August 8, 2013. As of September 30, 2012, we owned or had joint venture interests in 20 properties, including fourteen assisted-living facilities, one medical office building and three operating healthcare facilities, one medical office building and one net leased healthcare facility held as unconsolidated entities. The results of our operations for the three and nine months ended September 30, 2013 reflect the acquisitions indicated above that are not included in our results of operations for the three and nine months ended September 30, 2012, and differ accordingly.

Comparison of the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$4,399,000	$3,421,000	$978,000	29%
Triple-net leased properties	1,308,000	1,300,000	8,000	1%
Medical office building	209,000	195,000	14,000	7%
Total portfolio net operating income	$5,916,000	$4,916,000	$1,000,000	20%

Reconciliation to net income:
Net operating income, as defined (1)	$5,916,000	$4,916,000	$1,000,000	20%
Unallocated (expenses) income:
General and administrative expenses	523,000	423,000	100,000	24%
Asset management fees and expenses	732,000	559,000	173,000	31%
Real estate acquisition costs and earn out costs	—	1,016,000	(1,016,000)	(100)%
Depreciation and amortization	1,528,000	1,689,000	(161,000)	(10)%
Interest expense, net	2,031,000	1,788,000	243,000	14%
Equity in loss (income) from unconsolidated entities	56,000	(14,000)	(70,000)	(500)%
Gain on disposition of investment in unconsolidated entity	(1,701,000)	—	1,701,000	100%
Net income (loss)	$2,747,000	$(545,000)	$3,292,000	604%

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended September 30, 2013 increased to $4.4 million from $3.4 million for the three months ended September 30, 2012. The increase is primarily due to the acquisition and consolidation of the Leah Bay joint venture in August of 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$6,976,000	$6,910,000	$66,000	1%
Resident services and fee income	6,195,000	3,655,000	2,540,000	69%
Tenant reimbursement and other income	103,000	15,000	88,000	587%
Less:
Property operating and maintenance expenses	(8,875,000)	(7,159,000)	1,716,000	24%
Total portfolio net operating income	$4,399,000	$3,421,000	$978,000	29%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three month period ended September 30, 2013 of $1.3 million was comparable to net operating income for the three month period ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,309,000	$1,298,000	$11,000	1%
Tenant reimbursement and other income	226,000	222,000	4,000	2%
Less:
Property operating and maintenance expenses	(227,000)	(220,000)	7,000	3%
Total portfolio net operating income	$1,308,000	$1,300,000	$8,000	1%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three month period ended September 30, 2013 of $0.2 million was comparable to net operating income for the three month period ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$214,000	$214,000	$—	—
Tenant reimbursement and other income	74,000	75,000	(1,000)	(1)%
Less:
Property operating and maintenance expenses	(79,000)	(94,000)	(15,000)	(16)%
Total portfolio net operating income	$209,000	$195,000	$14,000	7%

Unallocated (expenses) income

General and administrative expenses increased to $0.5 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. The increase was primarily due to higher professional fees, as compared to the three months ended September 30, 2012.

Asset management fees for the three months ended September 30, 2013 of $0.7 million was comparable to asset management fees for the three months ended September 30, 2012 and the bonus asset management fee earned in the quarters ended June 30, 2013 and September 30, 2013. Depreciation and amortization for the same periods decreased to $1.5 million from $1.7 million, as a result of the in-place lease value assigned in the Leah Bay purchase price allocation, which was amortized over the expected resident lease term and fully amortized as of June 30, 2013.

For the three months ended September 30, 2013 and 2012, real estate acquisition costs and contingent consideration were $0.0 million and $1.0 million, respectively. Real estate acquisition costs and contingent consideration in 2012 consisted primarily of costs associated with the acquisition of an interest in the Physicians Centre MOB property and the costs associated with the acquisition of the Leah Bay joint venture.

Interest expense, net, for the three months ended September 30, 2013 increased to $2.0 million from $1.8 million for the three months ended September 30, 2012, principally due to the acquisition of the Leah Bay properties, which was completed during the third quarter of 2012, respectively.

The Company recognized a loss from unconsolidated entities of $0.1 for the three months ended September 30, 2013 as compared to income of $0.1 million for the three months ended September 30, 2012, which is primarily due to the operations of Physicians Centre MOB, acquired in April 2012 and Littleton Specialty Rehabilitation Center, in which began operations in July 2012. Our equity interest in the Littleton Specialty Rehabilitation Facility was sold in August 2013, which resulted in the Company receiving cash proceeds, net of debt repayment, of approximately $3.5 million. The Company recorded a gain of $1.7 million in the quarter ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change

Net operating income, as defined (1)
Senior living operations	$13,261,000	$8,906,000	$4,355,000	49%
Triple-net leased properties	3,909,000	3,435,000	474,000	14%
Medical office building	631,000	627,000	4,000	1%
Total portfolio net operating income	$17,801,000	$12,968,000	$4,833,000	37%

Reconciliation to net income:
Net operating income, as defined (1)	$17,801,000	$12,968,000	$4,833,000	37%
Unallocated (expenses) income:
General and administrative expenses	1,186,000	1,632,000	(446,000)	(27)%
Asset management fees and expenses	2,125,000	1,543,000	582,000	38%
Real estate acquisition costs and earn out costs	—	1,229,000	(1,229,000)	(100)%
Depreciation and amortization	6,317,000	4,653,000	1,664,000	36%
Interest expense, net	6,121,000	4,808,000	1,313,000	27%
Loss on debt extinguishment and other expense	—	151,000	(151,000)	(100)%
Equity in (income) loss from unconsolidated entities	(24,000)	363,000	387,000	107%
Gain on remeasurement of investment in unconsolidated entity	—	(1,282,000)	(1,282,000)	(100)%
Gain on disposition of investment in unconsolidated entity	(1,701,000)	—	1,701,000	100%
Net income (loss)	$3,777,000	$(129,000)	$3,906,000	3,028%

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the nine months ended September 30, 2013 increased to $13.3 million from $8.9 million for the nine months ended September 30, 2012. The increase is primarily due to an additional $3.6 million of net operating income in the nine months ended September 30, 2013 from the acquisition and consolidation of the Leah Bay joint venture in August of 2012, but also reflects higher levels of care at several senior living properties, including Spring Village at Floral Vale and Forestview Manor.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$20,805,000	$20,453,000	$352,000	2%
Resident services and fee income	18,115,000	8,243,000	9,872,000	120%
Tenant reimbursement and other income	328,000	294,000	34,000	12%
Less:
Property operating and maintenance expenses	(25,987,000)	(20,084,000)	5,903,000	29%
Total portfolio net operating income	$13,261,000	$8,906,000	$4,355,000	49%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $3.9 million for the nine months ended September 30, 2013 compared to $3.4 million for the nine months ended September 30, 2012, due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations are included in our condensed consolidated financial statements and included in the operations of our triple-net leased segment for the nine months ended September 30, 2013. In the comparable period of 2012, Rome LTACH was accounted for as an equity method investment and its operating results were not included in our triple-net leased properties segment prior to April 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$3,928,000	$3,436,000	$492,000	14%
Tenant reimbursement and other income	663,000	593,000	70,000	12%
Less:
Property operating and maintenance expenses	(682,000)	(594,000)	88,000	15%
Total portfolio net operating income	$3,909,000	$3,435,000	$474,000	14%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the nine month period ended September 30, 2013 of $0.6 million was comparable to net operating income for the nine months ended September 30, 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$640,000	$636,000	$4,000	1%
Tenant reimbursement and other income	221,000	234,000	(13,000)	(6)%
Less:
Property operating and maintenance expenses	(230,000)	(243,000)	(13,000)	(5)%
Total portfolio net operating income	$631,000	$627,000	$4,000	1%

Unallocated (expenses) income

General and administrative expenses decreased to $1.2 million for the nine months ended September 30, 2013 from $1.6 million for the nine months ended September 30, 2012. The decrease was due to lower professional fees in the nine months ended September 30, 2013 as a result of the Company’s transition to a new advisor beginning in January 2012. The remaining decrease is due to a $0.1 million tax benefit for the nine months ended September 30, 2013, as compared to a $0.1 million tax expense for the nine months ended September 30, 2012.

Asset management fees for the nine months ended September 30, 2013 increased to $2.1 million from $1.5 million as a result of a higher portfolio value in the quarter ended September 30, 2013 and the bonus asset management fee earned in the quarters ended June 30, 2013 and September 30, 2013. Depreciation and amortization for the same periods increased to $6.3 million from $4.7 million, as a result of increases in depreciation of buildings, improvements and tenant improvements and the in-place lease value assigned in the Leah Bay purchase price allocation. In-place lease value is amortized over the expected resident lease term, resulting in a higher than average amortization expense in the first year after the acquisition.

For the nine months ended September 30, 2013 and 2012, real estate acquisition costs and contingent consideration were $0.0 million and $1.2 million, respectively. Real estate acquisition costs and contingent consideration in 2012 consisted primarily of costs associated with the acquisition of the minority interest in the Rome LTACH property, the costs associated with the acquisition of an interest in the Physicians Centre MOB property and the costs associated with the acquisition of the Leah Bay joint venture.

Interest expense, net, for the nine months ended September 30, 2013 increased to $6.1 million from $4.8 million for the nine months ended September 30, 2012, respectively, principally due to higher debt levels associated with the acquisitions of the Rome LTACH and Leah Bay properties, which were completed during the second and third quarters of 2012, respectively.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a gain of $1.3 million for the nine months ended September 30, 2012.

Income (loss) from unconsolidated entities increased to $0.1 million for the nine months ended September 30, 2013 from ($0.4) million for the nine months ended September 30, 2012, primarily due to the income reported as a result of the single tenant at Littleton Specialty Rehabilitation Facility paying rent beginning in July 2012. Our equity interest in the Littleton Specialty Rehabilitation Facility was sold in August 2013, which resulted in the Company receiving cash proceeds, net of debt repayment, of approximately $3.5 million. The Company recorded a gain of $1.7 million in the quarter ended September 30, 2013.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $150 million of equity funding to be used to finance future real estate acquisitions. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series A Preferred Stock, newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership. As of September 30, 2013, no shares or units had been issued pursuant to the KKR equity commitment. On October 21, 2013, in connection with the first put exercise pursuant to the KKR Equity Commitment, we issued 1,000 shares of our Series C Preferred Stock and 142,000 Series B Preferred Units in our Operating Partnership to KKR (See Note 13 to the accompanying condensed consolidated financial statements).

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

As of September 30, 2013, we had approximately $18.3 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock, the sale of preferred units of partnership interest in our Operating Partnership, and if refinancing results in excess loan proceeds. The Company’s liquidity will decrease as net offering proceeds are expended in connection with the acquisition and distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 were $7.6 million and $4.4 million, respectively. The increase in cash flows from operations was primarily due to an increase in operating income of $4.8 million and lower real estate acquisition costs, partially offset by the timing of cash receipts and payments.

Cash flows provided by and (used in) investing activities for the nine months ended September 30, 2013 and 2012 were $2.4 million and ($20.8) million, respectively. The 2013 amount was comprised of capital expenditures related to existing properties and proceeds from the disposition of the investment in the Littleton Specialty Rehabilitation Facility, while the 2012 amount reflects the acquisition of additional equity interest in the Rome LTACH Project, the acquisition interest in the Leah Bay joint venture and the acquisition of a joint venture interest in Physicians Center MOB.

Cash flows (used in) and provided by financing activities for the nine months ended September 30, 2013 and 2012 were ($13.3) million and $10.2 million, respectively. During the nine months ended September 30, 2013, the Company paid $4.1 million of fees and expenses in connection with the KKR Equity Commitment, and redeemed shares in the amount of $1.7 million. In addition, the Company’s distribution payment for the nine months ended September 30, 2013 and 2012 were $4.6 million and $2.7 million, respectively, due to an increase in the Company’s distribution rate to 4.75% from 2.5%, effective October 1, 2012. During the nine months ended September 30, 2012, the Company received net proceeds of approximately $15.2 million, and paid $1.2 million in deferred financing costs.

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

24

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

⋅	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.
⋅	Unrealized gains or losses resulting from consolidation to, or deconsolidation from equity accounting.

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

Our calculations of FFO and MFFO for the three and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,532,000	$(529,000)	$3,517,000	$(237,000)
Adjustments:

Real estate depreciation and amortization	1,528,000	1,689,000	6,317,000	4,653,000
Joint venture depreciation and amortization	154,000	236,000	509,000	478,000
Gain on disposition of investment in unconsolidated entity	(1,701,000)		(1,701,000)
Funds from operations (FFO)	2,513,000	$1,396,000	8,642,000	$4,894,000
Adjustments:
Straight-line rent	(190,000)	(218,000)	(629,000)	(527,000)
Above/Below market lease amortization	34,000	27,000	103,000	2,000
Real estate acquisition costs	—	1,016,000	—	1,229,000
Loss on debt extinguishment	—	—	—	151,000
Gain on remeasurement of investment in unconsolidated entity	—	—	—	(1,282,000)
Modified funds from operations (MFFO)	2,357,000	$2,221,000	8,116,000	$4,465,000

Weighted average shares	12,673,194	12,853,483	12,756,221	12,877,929

FFO per weighted average shares	$0.20	$0.11	$0.68	$0.38
MFFO per weighted average shares	$0.19	$0.17	$0.64	$0.34

Distributions

Through June 30, 2011, we made cash distributions to our stockholders at an annualized rate of 7.5%, based on a $10.00 per-share purchase price. Effective July 1, 2011, our board of directors resolved to lower our distributions to an annualized rate of $0.25 per share (2.5% based on a share price of $10.00) to more closely align distributions to funds available from operations at that date. Beginning on October 1, 2012, our board of directors declared distributions that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00), and beginning April 1, 2013, our board of directors have declared distributions for daily record dates occurring in the second and third quarters of 2013 that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.0% based on share price of $10.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

	Distributions Declared			Cash Flow
				from
Period	Cash	Reinvested	Total	Operations

First quarter 2012	$801,000	$—	$801,000	$1,277,000
Second quarter 2012	799,000	—	799,000	214,000
Third quarter 2012	807,000	—	807,000	2,930,000
First quarter 2013	1,493,000	—	1,493,000	2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000
Third quarter 2013	1,544,000	52,000	1,596,000	2,413,000

For the nine months ended September 30, 2013, we paid aggregate distributions of approximately $4.6 million, all of which were paid in cash. The distributions declared in the third quarter of 2013 to be reinvested in the Company’s common stock will result in approximately 5,205 shares of common stock issued in October 2013. FFO for the nine months ended September 30, 2013 was approximately $8.7 million and cash flow from operations was approximately $7.6 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of September 30, 2013, we had approximately $30.8 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the risk factors disclosed under Item 1.A of the Company’s Annual Report on Form 10-K for a year ended 2012 please consider the additional risk disclosed below:

                Our equity commitment transaction with KKR dilutes the interests of our common shareholders and grants important rights to KKR.

                On October 18, 2013, in connection with our acquisition of the Woodbury Mews property, the first purchase of securities was completed by Sentinel RE Investment Holdings, LP (the “KKR Investor”), an affiliate of Kohlberg Kravis Roberts & Co., (together with its affiliates, “KKR”) pursuant to the Securities Purchase Agreement dated as of February 10, 2013 between us, Sentio Healthcare Properties OP, L.P. (our “Operating Partnership”), and the KKR Investor. We refer to the Securities Purchase Agreement and the related agreements, collectively, as the “KKR Equity Commitment.”  Under the KKR Equity Commitment, we may issue and sell to the KKR Investor and its affiliates from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued 3% Senior Cumulative Preferred Stock, Series A, $0.01 par value per share, newly issued 3% Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”) and newly issued 7.5% Series B Convertible Preferred Units (the “Series B Preferred Units”) of our Operating Partnership.

                In connection with the first put exercise on October 18, 2013, the KKR Investor acquired 1,000 shares of Series C Preferred Stock and 142,000 Series B Preferred Units for an aggregate purchase price of $14.3 million. After giving effect to the first put exercise, 1,357,000 Series B Preferred Units remain issuable under the Purchase Agreement.

                The KKR Equity Commitment and the transactions contemplated thereby may result in a change of control of the Company. Based on the capitalization of the Company as of February 10, 2013 if the maximum amount of $150 million is drawn by us under the KKR Equity Commitment, then the KKR Investor and its affiliates would hold 53.9% of our voting capital stock as well as the same percentage of our as-converted common stock by virtue of their combined interests in the Series C Preferred Stock and Series B Preferred Units.

                Disclosure concerning the terms, rights and conditions of the Series C Preferred Stock and the Series B Convertible Preferred Operating Partnership units, the transfer and registration thereof and the other provisions of the KKR Equity Commitment are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.  There can be no assurance that the interests of the KKR Investor are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On October 21, 2013, in connection with the first put exercise pursuant to the KKR Equity Commitment, we issued 1,000 shares of our Series C Preferred Stock and 142,000 Series B Preferred Units in our Operating Partnership to KKR (See Note 13 to the accompanying condensed consolidated financial statements).  The first put exercise was made pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated by the SEC thereunder.  The terms of the first put exercise were disclosed in the Company’s current report on Form 8-K filed with the SEC on October 24, 2013.

(c)	During the nine months ended September 30, 2013, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available that may yet be Redeemed under the program
January	3,028	$9.02	(1)
February	—	$—	(1)
March	57,404	$10.02	(1)
April	26,827	10.02	(1)
May	3,326	10.02	(1)
June	—	—	(1)
July	40,226	10.02	(1)
August	34,501	10.02	(1)
September	27,153	10.02	(1)
	192,465

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

3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.3
Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.4
Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.5
Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 (incorporated by reference to Exhibit 3.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.6
Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

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

10.1
Agreement of Sale dated as of June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC and Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating.

10.2
First Amendment dated as of  August 9, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating.

10.3
Second Amendment dated as of  August 23, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating.

10.4
Third Amendment dated as of  August 28, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating.

10.5
Fourth Amendment dated as of  October 21, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating.

10.6
Term Loan Agreement dated as of October 21, 2013 among Woodbury Mews III, LLC and Woodbury Mews IV, LLC as the Borrowers, the Lenders from time to time party hereto as the Lenders, and KeyBank National Association, as a Lender and Agent.

10.7
Guaranty dated as of October 21, 2013 by Sentio Healthcare Properties, Inc. in favor of the Lenders from time to time party hereto as the Lenders, and KeyBank National Association, as a Lender and Agent.

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of November 2013.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

