Form 10-K
period 2013-12-31
Sentio Healthcare Properties Inc
filed 2014-03-21
CIK 1378774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes   ☐     No   ☒

As of June 30, 2013 (the last business day of the registrant’s second fiscal quarter), there were 12,717,088 shares of common stock held by non-affiliates of the registrant. While there is no established trading market for the Registrant’s shares of common stock, the last price paid to acquire a share in the Registrant’s primary public offering, which was suspended on April 29, 2011, was $10.00. On February 28, 2014, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $11.63 per share derived from the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, divided by the number of shares outstanding, calculated as of December 31, 2013. For a full description of the methodologies used to value the registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

As of March 14, 2014 there were 12,614,606 common stock of Sentio Healthcare Properties, Inc. outstanding. The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2014, into Part III of this Form 10-K to the extent stated herein.

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

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our current and future business is, and will be, conducted through a majority owned subsidiary, Sentio Healthcare Properties OP, L.P, a Delaware limited partnership (the “Operating Partnership”), formed on October 17, 2006. We are the sole general partner of the Operating Partnership and have control over its affairs. The Operating Partnership owns, either directly or indirectly through subsidiaries, all of our assets.  We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

On February 10, 2013, we entered into a series of agreements with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million of equity funding to be used to finance future real estate acquisitions (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of December 31, 2013, we had issued and outstanding 12,608,534 shares of common stock, and  1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”).  All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment.  In addition, as of December 31, 2013 the Operating Partnership had issued and outstanding 193,000 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 193,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of December 31, 2012, we held all of the issued and outstanding Common Units, and all of the issued and outstanding Series A Preferred Units.  All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

In connection with the KKR Equity Commitment, we entered into an agreement with our Advisor and the Investor (the “Transition Agreement”) that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Transition Agreement date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

We commenced our initial public offering of our common stock on June 20, 2008. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the distribution reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02, which is 100% of the current estimated per-share value of our common stock.

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

Our objective is to acquire a long-term stabilized portfolio of real estate properties that consists of at least 50% core properties. We may also acquire value-added and opportunistic properties. We may acquire more value-added and opportunistic properties than core properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions. The attributes associated with core, value-added and opportunistic properties are outlined in Acquisition Policies.

We intend for our investments in real estate assets to be concentrated in the healthcare sector. To date, our investments have been exclusively in the healthcare sector.

Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities, outpatient centers, and other healthcare related facilities. According to The National Coalition on Healthcare, by 2016 nearly $1 in every $5 in the U.S. will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

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

Core Properties

We expect to invest in “core” institutional grade properties that are:

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

Value-Added Properties

We may acquire “value-added” properties, which include properties that are currently under construction and/or have existing building structures in need of redevelopment, re-leasing or repositioning. We may acquire properties with low occupancy rates or vacant properties when we believe our leasing or development efforts could add significant value. Our value-added properties will employ moderate to high levels of indebtedness, which will be determined on a property-by-property basis. Our long-term investment objective for investment in value-added properties is to develop and transform these properties into the same type of core property investments with lower levels of permanent mortgage indebtedness as described above.

Opportunistic Properties

We also may acquire opportunistic properties. We define “opportunistic” properties primarily as unimproved land that we will develop. We will construct or develop the property through the use of third-parties or through developers affiliated with our Advisor. We will invest in opportunistic properties with a view of developing a core property. Similar to our value-added properties, we expect to incur a moderate to high level of indebtedness when acquiring opportunistic properties, but with the long-term goal of developing the property into a core property with a lower level of permanent mortgage indebtedness. The development of properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. We may help ensure performance by the builders of properties that are under construction at the price contracted by obtaining either a performance bond or completion bond. As an alternative to a performance bond or completion bond, we may rely upon the substantial net worth of the contractor or developer or a personal guarantee provided by a high net worth affiliate of the person entering into the construction or development contract. Our opportunistic property acquisitions will generally be located in growth areas within our target markets.

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

Leases and Tenant Improvements

For our investments in multi-tenant medical office buildings we expect a portion of any tenant improvements to be funded by us from the cash on hand or through borrowings. Additionally, when a tenant or resident at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use debt financing in order to fulfill our obligations under lease agreements with new tenants.

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

Borrowing Policies

Debt Financing

When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both. For our stabilized core properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. We may exceed these debt levels on an individual property basis. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

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

Our Advisor may also create an affiliated entity that will purchase properties using debt financing and hold them for us pending our ability to acquire the properties at a low to moderate level of indebtedness. Any properties that we purchase from the affiliated acquisition holding company will meet our core investment criteria and be approved by our independent directors committee. Our purchase price for the property would reflect the costs associated with holding the property. In no event will we acquire the property at an amount in excess of its current appraised value as determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

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

We may hold interests in properties located in the same geographic locations as other entities managed by our Advisor or our Advisor’s affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by other entities managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates may have interests that vary from those we may have in such geographic markets.

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

Acquisition Activity

At December 31, 2013, we owned or had joint venture interests in 22 properties. All of these properties are included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our public offering proceeds and from the sale of preferred securities in us and our Operating Partnership pursuant to the KKR Equity Commitment, and the proceeds of debt incurred upon the acquisition of such properties.

As of December 31, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building. Financial Information by segment is presented in Note 10 to our accompanying consolidated financial statements, which begin on page F-1 of this Form 10-K.

Employees

We have no employees and our executive officers are employees of our Advisor. Substantially all of our work is performed by employees of our Advisor. We are dependent on our Advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties; the oversight and management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our Advisor was unable to provide these services, we will be required to obtain such services from other sources.

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

General
 Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the public offering price and the estimated value per share. As such, our stockholders should purchase shares in our distribution reinvestment plan only if they will not need to realize the cash value of their investment for an extended period.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price and our estimated value per share. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our distribution reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

On February 28, 2014, our board of directors approved an estimated value per share of our common stock of $11.63 based on the estimated value of our assets attributable to our common stock less the estimated value of our liabilities attributable to our common stock, divided by the number of shares of common stock outstanding, all as of  December 31, 2013. We provided this estimated value per share to assist broker dealers that participated in our initial and follow-on public offerings in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.

The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 31, 2013. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

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

We intend to rely on debt financing to finance our properties. As a result of credit market factors, we may not be able to obtain debt financing at attractive terms. As such, we may be forced to use a greater proportion of equity to finance our acquisitions, reducing the number of acquisitions we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Instability in the capital markets may constrain equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in real estate that we own or may acquire. These could have the following negative effects on us:

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

We have a limited operating history. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs. As a consequence, our past performance and the past performance of other real estate investment programs may not be indicative of the performance we will achieve. We were formed on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We have acquired 22 healthcare properties as of the date of this report and generated limited income, cash flow, funds from operations or funds from which to make distributions to our shareholders. In addition, as a company in its early stages of operations, we have incurred losses since our inception and we may continue to incur losses.

Matters relating to or arising from the restatement of our previously issued financial statements could have a material adverse effect on our business, operating results and financial condition.

On March 25, 2013, we announced that our previously issued consolidated financial statements for the year ended December 31, 2011, and other financial information in our 2011 Form 10-K, should no longer be relied upon and would be restated. In the 2012 Form 10-K filed with the SEC on March 27, 2013, we  restated our previously reported financial information as filed in our 2011 10-K to correct the material errors identified in the previously issued consolidated financial statements. For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 17 of the Consolidated Financial Statements included in our 2012 Form 10-K.

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

We have previously identified a material weakness in our internal control over financial reporting in connection with the restatement of previously issued financial statements. Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and effective disclosure controls and procedures could have a material adverse effect on our business.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Management has certified in this report that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2013. In addition, management previously certified that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2011. However, in connection the restatement of an error in our consolidated financial statements for the year ended December 31, 2011, our management subsequently determined that there was a material weakness in our internal control over financial reporting with respect to our consolidated financial statements for the year ended December 31, 2011. As a result of this determination, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2011. The specific material weakness was described in Part II—Item 9A, “Controls and Procedures” under “Management’s Report on Internal Control Over Financial Reporting” in our 2012 Form 10-K.

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

We are dependent upon our Advisor, Sentio Investments, LLC, to conduct our operations. Any adverse changes in the financial health of our Advisor, or our relationship with our Advisor could hinder our operating performance and the return on your investment. Furthermore, if our Advisor became unable to continue in that role, we may have difficulty finding a qualified successor, and any successor advisor may not be as well suited to manage us and our portfolio.

We are dependent on our Advisor, Sentio Investments, LLC to manage our operations and our portfolio of real estate assets. Our Advisor has limited operating history and it will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. If our Advisor cannot meet its obligations as they arise, or if it is unable to provide adequate service to us as required under the terms of its agreement with us, we may have to find another Advisor. If we are required to find a new Advisor we may have difficulty doing so, and any successor advisor may not be as well suited to manage us and our portfolio. As we have no employees and are entirely dependent on our Advisor to manage our operations, these potential changes could result in a significant disruption of our business.

The inability of our Advisor to retain or obtain key personnel, property managers and leasing agents could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of John Mark Ramsey, the President and Chief Executive Officer of our Advisor. Neither we nor our Advisor have an employment agreement with Mr. Ramsey or with any of the other executive officers. If Mr. Ramsey was to cease his affiliation with our Advisor, our Advisor may be unable to find a suitable replacement, and our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor’s and our facility operators’ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Advisor and any facility managers we retain may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel or facility managers, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

If we are unable to find or experience delays in finding suitable investments, we may experience a disruption of distributions and a lower rate of return to investors.

Our ability to achieve our investment objectives and to make distributions depends upon the performance of our Advisor in the acquisition and operation of our investments, and upon the performance of the facility managers in the management of our properties and the identification of prospective tenants. Additionally, disruptions and dislocations in the credit markets in recent years have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We may be delayed in making investments in properties due to delays in negotiating or obtaining the necessary purchase documentation for properties or delays in locating suitable investments or other factors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our investment objectives will be achieved. We may also make other real estate investments, such as investments in public and private real estate companies which own real estate properties and make real estate investments. We will hold uninvested funds in an interest-bearing account or invest the proceeds in short-term, investment-grade securities. We expect the rates of return on these short-term investments to be substantially less than the returns we make on real estate investments. If we are unable to invest in properties or other real estate investments for an extended period of time, distributions to our stockholders may be delayed and may be lower and the value of our stockholders’ investment could be reduced.

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

Until proceeds from our offerings were fully invested and generating operating cash flow sufficient to support distributions to stockholders, we paid a portion of our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow. Our organizational documents do not limit the amount of distributions we can fund from sources other than from operating cash flow. To the extent that we use offering proceeds to fund distributions to stockholders, the amount of cash available for investment in properties will be reduced. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. For the four quarters ended December 31, 2013, our cash inflow from operations was approximately $8.9 million. During that period we paid distributions to investors of approximately $6.2 million, all of which were paid in cash.

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

The use of offering proceeds to pay fees to our Advisor or to fund distributions increases the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. As of December 31, 2013, our net tangible book value per share was $6.84. Ignoring discounts for certain categories of purchase, shares in our primary offering were most recently sold at $10.00 per share of common stock.

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

Our common stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, including stock issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of the options granted to our independent directors, employees of our Advisor or others, or (5) issue stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests in the Operating Partnership, holders of our common stock will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our public offerings, and the value of our properties, holders of our common stock might also experience a dilution in the book value per share of their stock.

A stockholder’s interest in us may be diluted if we issue additional units in our operating partnership.

Holders of common units of the Operating Partnership will receive distributions per unit in the same amount as the distributions we pay per share to our stockholders and will generally have the right to exchange their units of the Operating Partnership for shares of our stock. In connection with the KKR Equity Commitment we have issued preferred units in the Operating Partnership with terms and conditions that have priority as to distributions and amounts payable upon liquidation over common units and we may issue additional preferred units in the future. The holders of such preferred units will be entitled to receive distributions in preference to our stockholders. In the event we issue additional units in the Operating Partnership, investors holding our common stock will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, holders of our common stock might also experience a dilution in the book value per share of their stock.

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

Our Advisor has not made an equity investment in us. Therefore, our Advisor has little exposure to losses in the value of our stock. Without this exposure, our investors may be at a greater risk of loss because our Advisor does not have as much to lose from a decrease in the value of our stock as do those sponsors who make more significant equity investments in the companies they sponsor.

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

In connection with the KKR Equity Commitment (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”), we have entered into an agreement (the “Transition Agreement”) with our Advisor and the Investor that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from its effective date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. If we internalize in accordance with the terms of the Transition Agreement, we would no longer bear the costs of the various fees we expect to pay to our Advisor under the advisory agreement. However, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect to be paid by our advisor. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may dilute your investment. We cannot currently estimate the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

On October 18, 2013, the first purchase of securities was completed by KKR pursuant to the Securities Purchase Agreement dated as of February 10, 2013 between us, our Operating Partnership, and the Investor. Under the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

In connection with the first put exercise under the KKR Equity Commitment on October 18, 2013, the Investor acquired 1,000 shares of Series C Preferred Stock and 142,000 Series B Preferred Units for an aggregate purchase price of $14.3 million. In connection with the second put exercise under the KKR Equity Commitment on December 5, 2013, the Investor acquired an additional 51,000 Series B Preferred Units for an aggregate purchase price of  $5.1 million.  After giving effect to these transactions, 1,306,000 Series B Preferred Units remain issuable under the KKR Equity Commitment.

The KKR Equity Commitment and the transactions contemplated thereby may result in a change of control of the Company. Based on the capitalization of the Company as of December 31, 2013 if the maximum amount of $150 million is drawn by us under the KKR Equity Commitment, then KKR would hold 53.9% of our voting capital stock as well as the same percentage of our as-converted common stock by virtue of their combined interests in the Series C Preferred Stock and Series B Preferred Units.

Disclosure concerning the terms, rights and conditions of the Series C Preferred Stock and the Series B Preferred Units, the transfer and registration thereof and the other provisions of the KKR Equity Commitment are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.   There can be no assurance that the interests of KKR are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other shareholders.

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

Our Advisor will receive substantial fees from us that are partially tied to the performance of our stockholders’ investment. These fees could influence our Advisor’s advice to us, as well as the judgment of our officers, one of whom is also a director. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our advisory agreement with the Advisor;

•	public offerings of equity by us, which would likely entitle the Advisor to increased acquisition and asset-management fees;

•	sales of properties and other investments (including, subject to the approval of our conflicts committee, sales to affiliates), which may entitle the Advisor to disposition fees;

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

Equity real estate investments are relatively illiquid. Therefore, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. In addition, the liquidity of real estate investments has been further reduced by the recent turmoil in the capital markets, which has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and consequent reductions in property values. As a result of these factors we will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt, if any;

•	buy out interests of any co-venturers or other partners in any joint venture to which we are a party;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

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

19

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

•
disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent its officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•
that under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loan. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans. In addition, interest rate fluctuations could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service acquisition financing on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, the value of our stockholders’ investments in us will be reduced. Liquidity in the global credit markets has been significantly contracted by market disruptions during the past two years, making it costly to obtain new debt financing, when debt financing is available at all. To the extent that market conditions prevent us from obtaining temporary acquisition financing on financially attractive terms, our ability to make suitable investments in commercial real estate could be delayed or limited. If we are unable to invest equity proceeds in suitable real estate investments for an extended period of time, distributions to our stockholders may be suspended and may be lower and the value of investments in our shares could be reduced.

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

If we were to pay a “preferential dividend” to certain stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

If the Operating Partnership is classified as a “publicly-traded partnership” under the Internal Revenue Code, it could be subjected to tax on its income and the amount of distributions we make to our stockholders will be less.

We structured the Operating Partnership so that it would be classified as a partnership for federal income tax purposes. In this regard, the Internal Revenue Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Internal Revenue Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Internal Revenue Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or redemption of partnership units in our operating partnership. If the Internal Revenue Service were to assert successfully that the Operating Partnership is a “publicly traded partnership,” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat our Operating Partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from qualifying and maintaining our status as a REIT. In addition, the imposition of a corporate tax on our Operating Partnership would reduce the amount of cash distributable to us from our Operating Partnership and therefore would reduce our amount of cash available to make distributions to our stockholders.

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

As of December 31, 2013, our portfolio consisted of 22 healthcare facilities. The following table provides summary information regarding our facilities.

			Percentage		Gross
			Equity	Date	Square			Approximate
Property Name	Location	Property Type	Ownership	Acquired	Feet	Purchase Price		Occupancy

Senior Living Operations
Caruth Haven Court	Highland Park, TX	Assisted-Living Facility	100%	1/22/2009	74,647	$20,500,000		96%

The Oaks Bradenton	Bradenton, FL	Assisted-Living Facility	100%	5/1/2009	18,172	4,500,000		100%

GreenTree at Westwood	Columbus, IN	Assisted-Living Facility	100%	12/30/2009	50,249	5,150,000		96%

Oakleaf Village Portfolio			80%	4/30/2010		27,000,000
Oakleaf Village at Lexington	Lexington, SC	Assisted-Living Facility			67,000			87%
Oakleaf Village at Greenville	Greenville, SC	Assisted-Living Facility			65,000			78%

Terrace at Mountain Creek	Chattanooga, TN	Assisted-Living Facility	100%	9/3/2010	109,643	8,500,000		95%

Carriage Court of Hilliard	Hilliard, OH	Assisted-Living Facility	100%	12/22/2010	69,184	17,500,000		89%

River’s Edge of Yardley	Yardley, PA	Assisted-Living Facility	100%	12/22/2010	26,146	4,500,000		100%

Forestview Manor	Meredith, NH	Assisted-Living Facility	100%	1/14/2011	34,270	10,750,000		100%

Woodland Terrace at the Oaks	Allentown, PA	Assisted-Living Facility	100%	4/14/2011	50,400	9,000,000		91%

Amber Glen	Urbana, IL	Assisted-Living Facility	80%	8/31/2012	31,250	13,622,000		100%

Mill Creek	Springfield, IL	Assisted-Living Facility	80%	8/31/2012	31,635	12,356,000		92%

Hudson Creek	Bryan, TX	Assisted-Living Facility	80%	8/31/2012	36,813	11,546,000		76%

Sugar Creek	Normal, IL	Assisted-Living Facility	80%	8/31/2012	31,090	11,963,000		100%

Woodbury Mews Portfolio	Woodbury, NJ	Assisted-Living and Independent-Living Facility	100%	10/21/2013	198,557	38,126,000		85%

Standish Village	Dorchester, MA	Assisted-Living Facility	95%	12/6/2013	76,340	15,550,000		97%

Triple Net Leased (1)
Mesa Vista Inn Health Center	San Antonio, TX	Skilled Nursing Facility	100%	12/31/2009	55,525	13,000,000		100%

Global Rehab Inpatient Rehab Facility	Dallas, TX	Inpatient Rehabilitation Facility	100%	8/19/2010	40,828	14,800,000		100%

Rome LTACH Project	Rome, GA	Long-Term Acute Care Hospital	100%	1/12/2010	52,944	18,900,000		100%

Medical Office Building (1)
Hedgcoxe Health Plaza	Plano, TX	Medical Office Building	100%	12/22/2010	32,109	9,094,000		100%

Physicians Center MOB	Bryan, TX	Medical Office Building	71.90%	4/2/2012	114,583		(2)	65%

Total					1,360,996	266,357,000

(1)
The lease expiration dates on the triple net leased properties range from 2024 to 2027. The lease expiration dates for the medical office buildings range from 2015 to 2019. The leases that expire in 2015 at the medical office buildings represent less than 1% of total annual rent for the year ended December 31, 2013.

(2)
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

On February 28, 2014, our Board of Directors approved an estimated per-share value of our common stock equal to $11.63 per share, calculated as of December 31, 2013. This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) Rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.

In arriving at this estimate, our overall objective was to determine an estimated per-share value that is supported by a methodology and assumptions that are appropriate and that employ procedures and calculations that can be reliably repeated in future periods. In furtherance of this objective, we engaged HealthTrust, LLC (“HealthTrust”), an independent third-party commercial real estate valuation firm, to appraise all of our real estate assets. Our board of directors, including all of the independent directors, reviewed the qualifications of HealthTrust to appraise our real estate portfolio and determined that HealthTrust possesses the experience and professional competence necessary to be relied upon as experts with respect to the valuation of our real estate assets. The compensation we pay to HealthTrust is based on the scope of the work requested and not on the appraised values of our real estate assets.

HealthTrust’s analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. They appraised each of our real estate assets individually, collecting all reasonably available material information deemed relevant in appraising our real estate properties, including property-level historical and projected operating revenues and expenses provided by our Advisor. Each appraisal was reviewed, approved and signed by an individual with the professional designation of Member of the Appraisal Institute.

Our board of directors also considered the qualifications of the Advisor, including its professional staff, and determined that the Advisor possesses the experience and professional competence necessary to be relied upon as an expert with respect to the valuation of our assets and liabilities and the shares of our common stock. Our Advisor prepared a report that recommended an estimated per-share value based on the appraisals prepared by HealthTrust and its own estimates of valuation with respect to our debt and non-real estate assets and liabilities. Our board of directors reviewed the report prepared by our Advisor, which recommended an estimated per-share value, and considered all information provided in light of its own knowledge regarding our assets and liabilities and unanimously agreed upon an estimated value of $11.63 per share, which is consistent with the recommendations of our Advisor and the independent appraisals.

Our estimated per-share value was calculated by aggregating the appraised value of our individual real estate assets and the estimated fair value of our other assets, subtracting the estimated fair value of our liabilities, including preferred investor liquidation preferences, adjusting the valuations for interests in joint ventures on selected assets, and dividing the total by the number of our common shares outstanding.

The following table summarizes the material components of the estimated net asset value per share for 2013 and 2012. Our estimated aggregate share value below is the same as our net asset value. It does not reflect any portfolio premium.

	December 31, 2013		December 31, 2012
Real estate assets	$28.08	(1)	$21.96	(1)
Debt	(14.76)	(2)	(12.54)	(2)
Liquidation preference of preferred interests	(1.74)	(3)	-	(3)
Non real-estate assets and liabilities	0.05	(4)	0.60	(4)
Estimated net asset value per-share	11.63		$10.02
Estimated enterprise value premium	None assumed		None assumed
Total estimated per-share value	$11.63		$$10.02
Common shares outstanding	12,608,534		12,807,673

The estimated per-share value at December 31, 2013 and 2012 was determined using a methodology that follows the recommendations of the Investment Program Association, a trade association for non-listed direct investments (the “IPA”) outlined in the IPA Practice Guideline 2013-01 titled Valuations of Publicly Registered Non-Listed REITs, which was adopted in May 2013.

(1)	Our real estate assets were appraised as of November 30, 2013 and September 30, 2012, for the December 31, 2013 and 2012 valuations, respectively, using valuation methods that we believe are typically used by investors for properties similar to ours, including capitalization of the property net operating income, comparison with sales of similar properties and a cost approach. We do not believe that there have been any material changes in the value of our real estate assets between the appraisal dates and the respective valuation dates. In determining the appraised value of our real estate assets, HealthTrust placed primary emphasis on a direct capitalization analysis, with the other approaches used principally to confirm the reasonableness of the value conclusion and to value assets in lease up. Using this methodology, the appraised value of our real estate assets reflects an overall increase from original purchase price, exclusive of acquisition costs, plus post-acquisition capital investments, of 26.0%.

The key assumptions used by HealthTrust to value our real estate assets are as follow:

Capitalization Rates	Range	Median

Senior Housing Properties	7.5% - 8.5%	8.0%
Medical Office Buildings	8.1% - 9.2%	8.6%
Net Leased Properties	8.0% - 10.7%	8.5%

We believe that the assumptions employed in the property appraisals are reasonable and within the ranges used for properties similar to ours and held by investors with similar expectations to our investors. However, a change in the assumptions utilized by the independent appraisers would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, a change in the assumed capitalization rate by 0.50% would yield a change in our net asset value ranging from an increase of approximately $1.29 per share to a decrease of approximately $1.14 per share. Based upon the property net operating income for our properties as estimated by the independent appraisers, the aggregate appraised value of the portfolio was $354.0 million at December 31, 2013 and $281.3 million at December 31, 2012.

(2)	The fair value of our debt instruments was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. Borrowing arrangements considered in determining appropriate discount rates include loan term, lender criteria and property characteristics.

(3)	The liquidation preference of preferred interests reflects the payments that would be due to our Series C Preferred Stock holder and the Series B Convertible Preferred unit holder at December 31, 2013, as determined in accordance with the terms of the governing documents.

(4)	The fair value of our non-real estate assets and liabilities is estimated at December 31, 2013 and December 31, 2012 to reflect book value given their typically short-term (less than 1 year) settlement periods. Such adjustment also includes the effect of ownership of certain of our properties by joint venture partners and the amount that would be paid to our Advisor as a promote in accordance with IPA Practice Guidelines.

Our estimated per-share value of $11.63 as of December 31, 2013 has been positively affected by the performance of our portfolio as well as the overall strength of healthcare real estate market dynamics. We previously reported estimated per-share valuations of $10.02 (as of December 31, 2012) and $9.02 (as of September 30, 2011) on Current Reports on Form 8-K dated February 14, 2013 and December 22, 2011, respectively.

Our estimated per-share value of $10.02 as of December 31, 2013 was positively affected by the performance of our portfolio.

We plan to update our estimated per-share value on an annual basis.

Limitations and Risks

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete (see the footnotes to the table above). The above estimated per-share value does not reflect costs that would be incurred in connection with the sale of individual properties, or the premium, if any, that could result for a sale of the entire portfolio and related costs of such a disposition including payments to our Advisor. Different parties with different assumptions and estimates could derive a different estimated per-share value. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

·	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;
·	we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or
·	the estimated share value or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

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

During the 12 months ended December 31, 2013, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available that may Yet be Repurchased under the Program
January	3,029	$9.02		(1)
February	-	$-		(1)
March	57,403	$10.02		(1)
April	26,827	$10.02		(1)
May	3,326	$10.02		(1)
June	-	$-		(1)
July	40,226	$10.02		(1)
August	34,501	$10.02		(1)
September	27,153	$10.02		(1)
October	10,628	$10.02		(1)
November	-	$-		(1)
December	1,250	$10.02		(1)
	204,343

(1)	With respect to redemptions requested within one year of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.

During the year ended December 31, 2013, we redeemed an aggregate of 204,343 shares of common stock for approximately $2.0 million ($9.99 per share). During the year ended December 31, 2013, we received requests to repurchase a total of  211,395 shares pursuant to the program. Stock repurchase requests related to 4,500 shares were not fulfilled because such shares were not eligible for redemption under the terms of the program.

Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to amend, reinstate or terminate our stock repurchase program.

Stockholders

As of March 14, 2014, we had approximately 12.6 million shares of common stock outstanding held by 3,598 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. Until proceeds from our equity issuances are invested and generating operating cash flow sufficient to make distributions to stockholders, we may pay all or a substantial portion of our distributions from equity proceeds or from borrowings in anticipation of future cash flow. Our board generally declares distributions on a quarterly basis, which are paid on a quarterly basis. Quarterly distributions are paid based on daily record dates so our investor will be entitled to be paid distributions beginning on the day that they purchase shares.

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan. On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our distribution reinvestment plan and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. As a result, we suspended our distribution reinvestment plan effective as of May 10, 2011. On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to our DRIP offering. As of December 31, 2013 and December 31, 2012, 556,204 and 551,000 shares, respectively, had been issued under the distribution reinvestment plan. The DRIP offering shares were initially offered at a purchase price of $10.02 per share, which was 100% of the then-current estimated per-share value of our common stock. Effective February 28, 2014, DRIP offering shares are offered at a purchase price of $11.63 per share, which is our most recently announced estimated per-share value.

During the years ended December 31, 2013 and 2012, we paid distributions, including any distributions reinvested, aggregating approximately $6.2 million and $3.2 million, respectively to our stockholders. From October 16, 2006 (date of inception) to December 31, 2013, distributions declared were approximately $24.8 million. Of this amount, $5.3 million has been reinvested through our distribution reinvestment plan and $17.9 million has been paid in cash to stockholders. Since inception, we have experienced a cumulative positive cash flow from operations of approximately $10.4 million. Accordingly, from our inception to date, our total distributions have exceeded our cash flows from operations.

The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2012 through December 31, 2013, aggregated by quarter.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2012	$801,000	$—	$801,000	$1,277,000
Second quarter 2012	799,000	—	799,000	214,000)
Third quarter 2012	807,000	—	807,000	2,930,000
Fourth quarter 2012	1,533,000	—	1,533,000	1,628,000
	$3,940,000	$—	$3,940,000	$6,049,000
First quarter 2013	$1,493,000	—	$1,493,000	$2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000
Third quarter 2013	1,544,000	52,000	1,596,000	2,413,000
Fourth quarter 2013	1,528,000	61,000	1,589,000	1,313,000
	$6,150,000	113,000	$6,263,000	$8,891,000

Effective July 1, 2013, our board of directors declared distributions for daily record dates occurring in the third quarter of 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). Effective July 1, 2013, our board of directors declared distributions for daily record dates occurring in the fourth quarter of 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00% based on share price of $10.00).

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

Recent Sales of Unregistered Securities

On October 21, 2013, in connection with the first put exercise pursuant to the KKR Equity Commitment, we issued 1,000 shares of our Series C Preferred Stock and 142,000 Series B Preferred Units in our Operating Partnership to KKR.  On December 5, 2013, in connection with the second put exercise pursuant to the KKR Equity Commitment, we issued an additional 51,000 Series B Preferred Units in our Operating Partnership to KKR.  The put exercises were made pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated by the SEC thereunder.  The terms of the put exercises were disclosed in the Company’s current reports on Form 8-K filed with the SEC on October 24, 2013 and December 11, 2013.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this item is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 annual meeting of stockholders.

ITEM 6.            SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance Sheet Data:
Total assets	$276,842,000	$231,230,000	$173,085,000	$158,955,000	$58,340,000
Investments in real estate, net	$235,219,000	$189,736,000	$127,827,000	$114,642,000	$40,888,000
Notes payable, net	$181,645,000	$145,364,000	$85,978,000	$72,204,000	$20,260,000
Stockholders’ equity	$86,245,000	$77,909,000	$80,859,000	$81,691,000	$34,198,000

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Operating Data:
Revenues	$61,855,000	$48,633,000	$39,845,000	$17,822,000	$6,661,000
Property operating and maintenance	$37,710,000	$29,941,000	$25,317,000	$11,133,000	$5,172,000
General and administrative expense	$1,597,000	$1,783,000	$3,668,000	$2,396,000	$1,206,000
Net income (loss)	$2,454,000	$(810,000)	$(5,393,000)	$(6,471,000)	$(4,149,000)
Noncontrolling interest	$566,000	$72,000	$(61,000)	$(152,000	$15,000
Net income (loss) attributable to common stockholders	$1,888,000	$(882,000)	$(5,332,000)	$(6,319,000)	$(4,164,000)
Net income (loss) per common share attributable to common stockholders - basic and diluted	$0.15	$(0.07)	$(0.42)	$(0.89)	$(2.08)
Dividends declared	$6,263,000	$3,940,000	$6,343,000	$6,111,000	$1,963,000
Dividends per common share (1)	$0.49	$0.31	$0.50	$0.75	$0.75
Weighted average number of shares outstanding - basic and diluted	12,734,907	12,871,670	12,704,733	7,090,146	1,999,747
Other Data:
Cash flows provided by (used in) operating activities	$8,891,000	$6,049,000	$2,842,000	$(3,100,000)	$(2,923,000)
Cash flows used in investing activities	$(50,223,000)	$(21,070,000)	$(21,700,000)	$(57,822,000)	$(34,348,000)
Cash flows provided by financing activities	$41,617,000	$8,556,000	$17,112,000	$75,740,000	$44,722,000

(1)	Dividend per common share is calculated based on days outstanding during the year.

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

Since January 1, 2012, our business has been managed by our Advisor pursuant to the Advisory Agreement. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the Advisory Agreement, our Advisor will use commercially reasonable efforts to present  to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.

On February 10, 2013, we entered into a series of agreements with the Investor for the purpose of obtaining the KKR Equity Commitment. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of December 31, 2013, we had issued and outstanding 12,608,534 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”).  All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment.  In addition, as of December 31, 2013 the Operating Partnership had issued and outstanding 193,000 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 193,000 Series B Convertible Preferred Units (the “Series B Preferred Units”).

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Transition Agreement date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

We commenced our initial public offering of our common stock on June 20, 2008. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the distribution reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The DRIP offering shares were initially offered at a purchase price of $10.02 per share, which was 100% of the current estimated per-share value of our common stock. The DRIP offering shares are currently offered at a purchase price of $11.63 per share, which is our updated estimated per-share value of common stock as of February 28, 2014.

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of each lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; and (ii) control operating and other expenses, including  maximizing tenant recoveries as provided for in lease structures. Our operations are impacted by property specific, market specific, general economic and other conditions.

Highlights for the Twelve Months Ended December 31, 2013

•	We entered into the KKR Equity Commitment in February.

•	We reinstated our distribution reinvestment plan effective July 1, 2013.

•	We made the following investments during the year:
•	We acquired Woodbury Mews, a two facility senior living campus, for approximately $38.1 million
•	We acquired a 95% joint venture interest in Standish Village, a senior housing facility, for approximately $15.6 million.

•	We disposed of our unconsolidated joint venture interest in Littleton Specialty Rehabilitation Facility in August 2013.

Results of Operations

As of December 31, 2013, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

We purchased our first property in January 2009, and as of December 31, 2013, we owned interests in 22 properties. For the years ended December 31, 2013, 2012 and 2011, our investments by segment were as follows:

Segment	2013	2012	2011
Senior living	17	14	10
Medical office building	1	1	1
Triple-net leased	3	3	2
Unconsolidated joint ventures	1	2	2

In October 2013, we acquired Woodbury Mews, a two facility senior living campus, and in December 2013, we acquired a 95% joint venture interest in Standish Village, a senior living facility. In August 2013, we sold our joint venture interest in an unconsolidated property, Littleton Specialty Rehabilitation Facility.

In April 2012, we acquired our partners’ joint venture interests in the Rome LTACH facility and began consolidating the investment. We also acquired a 72% joint venture interest in Physicians Centre MOB in April 2012. On August 31, 2012, we acquired an 80% joint venture interest in four memory care facilities. Physicians Centre MOB is accounted for as an unconsolidated joint venture.

In January 2011, we acquired the Forestview Manor assisted living facility and in April 2011, we acquired the Woodland Terrace of the Oaks assisted living facility.

The results of our operations for the twelve months ended December 31, 2013, 2012 and 2011 are affected by our acquisitions and consolidations that have occurred during the periods.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended December 31,
	2013	2012	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$18,053,000	$13,090,000	$4,963,000	38%
Triple-net leased properties	5,257,000	4,743,000	514,000	11%
Medical office building	835,000	859,000	(24,000)	(3)%
Total portfolio net operating income	$24,145,000	$18,692,000	$5,453,000	29%

	Years Ended December 31,
	2013	2012	$ Change	% Change
Reconciliation to net income (loss):
Net operating income, as defined (1)	$24,145,000	$18,692,000	$5,453,000	29%
Unallocated expenses (income):
General and administrative expenses	1,597,000	1,783,000	(186,000)	(10)%
Asset management fees and expenses	2,944,000	2,152,000	792,000	37%
Real estate acquisitions costs and contingent consideration	1,472,000	1,387,000	85,000	6%
Depreciation and amortization	8,691,000	7,095,000	1,596,000	22%
Interest expense, net	8,263,000	6,960,000	1,303,000	19%
Loss on debt extinguishment and other expense	352,000	1,179,000	(827,000)	(70)%
Equity in loss from unconsolidated entities	73,000	228,000	(155,000)	(68)%
Gain on disposition of investment in unconsolidated entity	(1,701,000)	-	1,701,000	100%
Gain on remeasurement of investment in unconsolidated entity	-	(1,282,000)	(1,282,000)	(100)%
Net income (loss)	$2,454,000	$(810,000)	$3,264,000	403%

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2013 increased to $18.1 million from $13.1 million for the year ended December 31, 2012. The increase is primarily due to the inclusion of the operations of the four Leah Bay joint venture properties for a fully year in 2013 and the operations of Woodbury Mews and Standish Village properties subsequent to their acquisitions during the fourth quarter of 2013. In addition, net operating income from properties acquired prior to 2012 increased approximately 4.5% in 2013.

	Years Ended December 31,
	2013	2012	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$29,266,000	$27,535,000	$1,731,000	6%
Resident services and fee income	24,888,000	13,981,000	10,907,000	78%
Tenant reimbursement and other income	424,000	408,000	16,000	4%
Less:
Property operating and maintenance expenses	36,525,000	28,834,000	7,691,000	27%
Total portfolio net operating income	$18,053,000	$13,090,000	$4,963,000	38%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $5.3 million for the year ended December 31, 2013 compared to $4.7 million for the year ended December 31, 2012, primarily due to the ownership of a controlling interest in the Rome LTACH for a full year in 2013. The operations of Rome LTACH are included in our consolidated triple-net leased segment for a full year in 2013 and only after the date of the acquisition (April 2012).

	Years Ended
	December 31,
	2013	2012	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$5,237,000	$4,742,000	$495,000	10%
Tenant reimbursement and other income	889,000	807,000	82,000	10%
Less:
Property operating and maintenance expenses	869,000	806,000	63,000	8%
Total portfolio net operating income	$5,257,000	$4,743,000	$514,000	11%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income in 2013 was comparable to 2012 with only normal operating variances in income and recoverable expenses.

	Years Ended
	December 31,
	2013	2012	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$854,000	$846,000	$8,000	1%
Tenant reimbursement and other income	297,000	314,000	(17,000)	(5)%
Less:
Property operating and maintenance expenses	316,000	301,000	15,000	5%
Total portfolio net operating income	$835,000	$859,000	$(24,000)	(3)%

Unallocated (expenses) income

General and administrative expenses decreased to $1.6 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012. The decrease is primarily the result of lower non-recurring professional fees, partially offset by a lower 2013 income tax benefit. Non-recurring expenses incurred in 2012 included consulting, legal and accounting charges incurred in the transition to a new advisor and corporate relocation.

Asset management fees and expenses increased to $2.9 million for the year ended December 31, 2013 from $2.2 million in 2012, as a result of the increase in net asset value of the December 31, 2012 portfolio and acquisition of two properties in 2013. Real estate acquisition costs and contingent considerations were  comparable between years reflecting respective acquisition activity. The increase in depreciation and amortization to $8.7 million for the year ended December 31, 2013 from $7.1 million for the year ended December 31, 2012 reflects the effect of 2013 and 2012 real estate acquisitions.

Interest expense, net, for the year ended December 31, 2013 increased to $8.3 million from $7.0 million for the year ended December 31, 2012, due to real estate acquisitions in 2013 and 2012 and higher balances on refinanced loans, primarily during 2012, partially offset by lower interest rates on the refinanced debt. Other expense in 2013 consists of a gain of $1.7 on the disposition of our interest in an unconsolidated subsidiary, partially offset by an approximate $0.4 million loss on debt extinguishment. Other expense of $1.2 million in 2012 represents the loss associated with the refinancing of the loan on the Carriage Court at Hilliard property that was completed in October 2012.

The 2013 equity in loss from unconsolidated joint ventures relates to the operations of Physicians Center MOB, partially offset by income from the Littleton Specialty Rehabilitation Facility that was sold in August of 2013. The 2012 equity in loss from unconsolidated joint ventures includes the operations of the Rome LTACH joint venture until we acquired a controlling interest in the property in April 2012, after which it was consolidated, the operations of the Physicians Centre MOB joint venture, purchased in April 2012, and the operations of the Littleton Specialty Rehabilitation facility from its completion in July 2012.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a $1.3 million gain on remeasurement.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Years Ended
	December 31,
	2012	2011	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$13,090,000	$10,549,000	$2,541,000	24%
Triple-net leased properties	4,743,000	3,225,000	1,518,000	47%

Medical office building	859,000	754,000	105,000	14%
Total portfolio net operating income	$18,692,000	$14,528,000	$4,164,000	29%
Reconciliation to net loss:
Net operating income, as defined (1)	$18,692,000	$14,528,000	$4,164,000	29%
Unallocated expenses (income):
General and administrative expenses	1,783,000	3,668,000	(1,885,000)	(51)%
Asset management fees and expenses	2,152,000	1,617,000	535,000	33%
Real estate acquisitions costs and contingent consideration	1,387,000	1,573,000	(186,000)	(12)%
Depreciation and amortization	7,095,000	7,134,000	(39,000)	(1)%
Interest expense, net	6,960,000	5,599,000	1,361,000	24%
Loss on debt extinguishment and other expense	1,179,000	—	1,179,000	100%
Equity in loss from unconsolidated entities	228,000	330,000	(102,000)	(31)%
Gain on remeasurement of investment in unconsolidated entity	(1,282,000)	—	1,282,000	100%
Net loss	$(810,000)	$(5,393,000)	$(4,583,000)	(85)%

37

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

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2012 increased to $13.1 million from $10.5 million for the year ended December 31, 2012.  The increase is primarily due to the completion of renovations and lease up of Woodland Terrace at the Oaks and the acquisition and consolidation of the Leah Bay joint venture in August of 2012, as well as the increase in rental revenue and resident services and fee income for other properties.

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

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $4.7 million for the year ended December 31, 2012, compared to $3.2 million for the year ended December 31, 2011, primarily due to the acquisition of a controlling interest in the Rome LTACH in April 2012. As a result of this acquisition, Rome LTACH operations after the date of the acquisition are consolidated in our financial statements and included in the operations of our triple-net leased segment for the December 31, 2012 period. In the comparable period of 2011, Rome LTACH was accounted for as an equity method investment and its operating results were not included in our triple-net leased properties segment.

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

The 2012 equity in loss from unconsolidated joint ventures related primarily to the operations of the Physicians Centre MOB joint venture purchased in April 2012, while the 2011 loss relates to the operations of the Rome LTACH joint venture in which we acquired a controlling interest in April 2012 and which, as a result, was consolidated in the second quarter of 2012.

Our equity interest in the Rome LTACH joint venture was revalued in connection with the acquisition of our partners’ joint venture interests resulting in a $1.3 million gain on remeasurement.

Liquidity and Capital Resources

Primary offering sales in our follow-on public offering have been suspended since April 29, 2011 and the final sale of shares under the related distribution reinvestment plan was completed on May 10, 2011. On June 12, 2013, we concluded the follow-on offering by deregistering all remaining unsold shares that had been registered in connection with the offering.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02, which was 100% of the then-current estimated per-share value of our common stock. The DRIP offering shares are currently offered at a purchase price of $11.63 per share, which is our updated estimated per-share value of our common stock as of February 28, 2014.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $150 million of equity funding to be used to finance future real estate acquisitions. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series A Preferred Stock, newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership. As of December 31, 2013, we had issued 1,000 shares of our Series C Preferred Stock and 193,000 Series B Preferred Units in our Operating Partnership to KKR (See Note 13 to the accompanying condensed consolidated financial statements).

We expect that primary sources of capital over the long-term will include net proceeds from the sale of preferred units of partnership interest in our Operating Partnership in accordance with the terms of the KKR Equity Commitment, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, including promote monetization payments, the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our stabilized properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For development and value-added properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from public offerings, debt financing, the KKR Equity Commitment or a combination of these are unavailable to repay debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

As of December 31, 2013, we had approximately $21.8 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of preferred units of partnership interest in our Operating Partnership, from cash flow from operations in excess of distributions, and if refinancing results in excess loan proceeds. The Company’s liquidity will decrease as net offering proceeds are expended in connection with acquisitions and if distributions are made in excess of cash available from operations.

Cash flows provided by operating activities for the years ended December 31, 2013 and 2012 were $8.9 million and $6.0 million, respectively. The increase in cash flows from operations was primarily due to an increase in operating income of $5.5 million, partially offset by the timing of cash receipts and payments.

Cash flows used in investing activities for the years ended December 31, 2013 and 2012 were $50.2 million and $21.1 million, respectively. The 2013 amount was comprised of the acquisitions of Woodbury Mews and Standish Village and capital expenditures related to existing properties which were offset by proceeds from the disposition of the investment in the Littleton Specialty Rehabilitation Facility. The 2012 amount reflects the acquisition of additional equity interest in the Rome LTACH Project, the acquisition interest in the Leah Bay joint venture and the acquisition of a joint venture interest in Physicians Center MOB.

Cash flows provided by financing activities for the years ended December 31, 2013 and 2012 were $41.6 million and $8.6 million, respectively. During the year ended December 31, 2013, the Company received proceeds, net of related costs of $15.1 million in connection with the KKR Equity Commitment, and proceeds from notes payable related to Woodbury Mews, Standish Village, and the refinance on Oakleaf in the the amount of $55.9 million. These proceeds were offset by the Company’s repayment of notes payable of $19.5 million, and share redemptions in the amount of $2.0 million. In addition, the Company’s distribution payments for the years ended December 31, 2013 and 2012 were $6.2 million and $3.2 million, respectively, due to an increase in the Company’s distribution rate. During the year ended December 31, 2013, the Company received proceeds from notes payable related to the five Fannie Mae loans (described further in Note 7), Hedgcoxe, Hilliard, and Rome in the the amount of $54.5 million. These proceeds were offset by the Company’s repayment of notes payable of $39.4 million, and share redemptions in the amount of $1.0 million.

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

There may be a delay between the generation of cash available for investment and the purchase of properties. During this period, proceeds from sales of securities may be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

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

Our calculations of FFO and MFFO for the years ended December 31, 2013, 2012, and 2011 are presented below:

	For the years ended,
	December 31,	December 31,	December 31,
	2013	2012	2011

Net income (loss) attributable to common stockholders	$1,888,000	$(882,000)	$(5,332,000)

Adjustments:

Real estate depreciation and amortization	8,691,000	7,095,000	7,134,000
Joint venture depreciation and amortization	653,000	716,000	587,000
Gain on disposition of investment in unconsolidated entity	(1,701,000)	-	-
Funds from operations (FFO)	$9,531,000	$6,929,000	$2,389,000

Adjustments:

Straight-line rent and above/below market lease amortization	(667,000)	(715,000)	(926,000)
Real estate acquisition and earn out costs	1,472,000	1,387,000	1,573,000
Loss on debt extinguishment	352,000	1,179,000	-
Gain on remeasurement of investment in unconsolidated entity	-	(1,282,000)	-
Modified funds from operations (MFFO)	$10,688,000	$7,498,000	$3,036,000

Basic and diluted weighted average number of common shares	12,734,907	12,871,670	12,704,733

Basic and diluted FFO per weighted average share	$0.75	$0.54	$0.19

Basic and diluted MFFO per weighted average share	$0.84	$0.58	$0.24

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

Fair Value of Financial Instruments

FASB ASC 825-10, “Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with ASC 360-10, “ Property, Plant & Equipment ” when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets,” we assess whether there has been impairment in the value of our investments in real estate whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our portfolio is evaluated for impairment on a property-by-property basis. Indicators of potential impairment include the following:

•	Change in strategy resulting in a decreased holding period;

•	Decreased occupancy levels;

•	Deterioration of the rental market as evidenced by rent decreases over numerous quarters;

•	Properties adjacent to or located in the same submarket as those with recent impairment issues; and/or

•	Tenant financial problems.

During 2013, 2012 and 2011, we did not record any impairment charges related to our investments in real estate.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to annually test goodwill for impairment under a two-step impairment test or under a qualitative assessment which became optional in 2011. In the first step of the two-step test, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

For the year ended December 31, 2013 and 2012, the Company elected to perform Step 1 in its evaluation of goodwill.

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

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, “Consolidation,” addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. Please refer to Note 6, Investments in Unconsolidated Entities of the accompanying consolidated financial statements.

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

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2013, we had acquired seventeen assisted-living facilities and formed fourteen wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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

Subsequent Events

Buffalo Crossing at the Villages

On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing will be located in The Villages, FL, the largest active adult community in the county with a population of over 110,000. KR Management and its affiliates (collectively, “KR”), which is not affiliated with us, is the property developer and our joint venture partner in the $18.7 million transaction. Buffalo Crossing will be the second assisted living facility in The Villages. We funded the purchase of our interest in Buffalo Crossing from available cash.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating to the variable portion of our debt financing. As of December 31, 2013, we had approximately $31.2 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR rates. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

		Report of Independent Registered Public Accounting Firm (KPMG LLP)

		Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

		Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

		Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012, and 2011

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		Schedule III — Real Estate and Accumulated Depreciation

	(3)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sentio Healthcare Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orlando, Florida
March 21, 2014
Certified Public Accountants

 SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$21,792,000	$21,507,000
Investments in real estate:
Land	28,561,000	23,193,000
Buildings and improvements, net	192,495,000	157,845,000
Furniture, fixtures and vehicles, net	4,743,000	3,315,000
Intangible lease assets, net	9,420,000	5,383,000
	235,219,000	189,736,000
Deferred financing costs, net	1,966,000	1,697,000
Investment in unconsolidated entities	1,297,000	3,529,000
Tenant and other receivables, net	3,204,000	1,988,000
Deferred costs and other assets	3,469,000	2,987,000
Restricted cash	3,930,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$276,842,000	$231,230,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$181,645,000	$145,364,000
Accounts payable and accrued liabilities	5,367,000	4,545,000
Prepaid rent and security deposits	1,996,000	1,879,000
Distributions payable	1,589,000	1,533,000
Total liabilities	190,597,000	153,321,000
Commitments and contingencies
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 0 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 12,608,534 and 12,807,673 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	126,000	128,000
Additional paid-in capital	83,346,000	91,589,000
Accumulated deficit	(16,048,000)	(17,936,000)
Total stockholders' equity	67,424,000	73,781,000
Noncontrolling interests:
Series B convertible preferred OP units	15,100,000	-
Other noncontrolling interest	3,721,000	4,128,000
Total equity	86,245,000	77,909,000
Total liabilities and equity	$276,842,000	$231,230,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011

	December 31,
	2013	2012	2011

Revenues:
Rental revenues	$35,357,000	$33,123,000	$30,751,000
Resident fees and services	24,888,000	13,981,000	7,894,000
Tenant reimbursements and other income	1,610,000	1,529,000	1,200,000
	61,855,000	48,633,000	39,845,000
Expenses:
Property operating and maintenance	37,710,000	29,941,000	25,317,000
General and administrative	1,597,000	1,783,000	3,668,000
Asset management fees and expenses	2,944,000	2,152,000	1,617,000
Real estate acquisition and earn out costs	1,472,000	1,387,000	1,573,000
Depreciation and amortization	8,691,000	7,095,000	7,134,000
	52,414,000	42,358,000	39,309,000
Income from operations	9,441,000	6,275,000	536,000

Other (income) expense:
Interest expense, net	8,263,000	6,960,000	5,599,000
Equity in loss from unconsolidated entities	73,000	228,000	330,000
Loss on debt extinguishment and other expense	352,000	1,179,000	-
Gain on disposition of investment in unconsolidated entity	(1,701,000)	-	-
Gain on remeasurement of investment in unconsolidated entity	-	(1,282,000)	-
Net Income (loss)	2,454,000	(810,000)	(5,393,000)
Preferred return to series B preferred OP units	244,000	-	-
Net income (loss) attributable to other noncontrolling interests	322,000	72,000	(61,000)
Net income (loss) attributable to common stockholders	$1,888,000	$(882,000)	$(5,332,000)

Basic and diluted weighted average number of common shares	12,734,907	12,871,670	12,704,733

Basic and diluted net income (loss) per common share attributable to common stockholders	$0.15	$(0.07)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011

	Preferred Stock		Common Stock				Total
	Number of	Stock Par	Number of	Stock Par	Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Value	Shares	Value	Paid-In Capital	Deficit	Equity	Interest	Total
BALANCE - December 31, 2010	-	-	11,592,883	$116,000	$91,588,000	$(11,722,000)	$79,982,000	$1,709,000	$81,691,000
Issuance of Common Stock	-	-	1,575,268	17,000	15,660,000	-	15,677,000	-	15,677,000
Redeemed Shares	-	-	(251,482)	(4,000)	(2,442,000)	-	(2,446,000)	-	(2,446,000)
Offering Costs	-	-	-	-	(1,920,000)	-	(1,920,000)	-	(1,920,000)
Distributions	-	-	-	-	(6,344,000)	-	(6,344,000)	(406,000)	(6,750,000)
Net loss	-	-	-	-	-	(5,332,000)	(5,332,000)	(61,000)	(5,393,000)
BALANCE - December 31, 2011	-	$-	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed Shares	-	-	(108,939)	(1,000)	(1,013,000)	-	(1,014,000)	-	(1,014,000)
Noncontrolling interest contribution	-	-	-	-	-	-	-	3,444,000	3,444,000
Distributions	-	-	-	-	(3,940,000)	-	(3,940,000)	(630,000)	(4,570,000)
Net (loss) income	-	-	-	-	-	(882,000)	(882,000)	72,000	(810,000)
BALANCE - December 31, 2012	-	$-	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000
Issuance of Common Stock	-	-	5,204	-	52,000	-	52,000	-	52,000
Issuance of Series C Preferred Stock	1,000	-	-	-	100,000	-	100,000	-	100,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	15,100,000	15,100,000
Redeemed Shares	-	-	(204,343)	(2,000)	(2,041,000)	-	(2,043,000)	-	(2,043,000)
Offering Costs	-	-	-	-	(91,000)	-	(91,000)	-	(91,000)
Noncontrolling interest contribution	-	-	-	-	-	-	-	275,000	275,000
Distributions	-	-	-	-	(6,263,000)	-	(6,263,000)	(1,248,000)	(7,511,000)
Net income	-	-	-	-	-	1,888,000	1,888,000	566,000	2,454,000
BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,454,000	$(810,000)	$(5,393,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	429,000	474,000	436,000
Depreciation and amortization	8,691,000	7,095,000	7,134,000
Straight-line rent amortization	(639,000)	(716,000)	(492,000)
Gain on disposition of investment in unconsolidated entity	(1,701,000)	-	-
Amortization of loan premium	(70,000)	-	-
Real estate contingent consideration	-	110,000	535,000
Gain on remeasurement of investment in unconsolidated entity	-	(1,282,000)	-
Equity in loss from unconsolidated entities	73,000	228,000	330,000
Bad debt expense	50,000	51,000	1,706,000
Deferred tax benefit	(549,000)	(225,000)	(1,110,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(451,000)	88,000	449,000
Deferred costs and other assets	83,000	(828,000)	(387,000)
Restricted cash	(366,000)	4,000	(324,000)
Prepaid rent and tenant security deposits	117,000	344,000	467,000
Payable to related parties	-	-	(38,000)
Receivable from related parties	-	-	(1,630,000)
Accounts payable and accrued expenses	770,000	1,516,000	1,159,000
Net cash provided by operating activities	8,891,000	6,049,000	2,842,000

Cash flows from investing activities:
Real estate acquisitions	(53,677,000)	(18,151,000)	(19,751,000)
Additions to real estate	(644,000)	(658,000)	(1,208,000)
Purchase of an interest in an unconsolidated entity	-	(2,490,000)	(897,000)
Proceeds from disposition of investment in unconsolidated entity	3,534,000	-	-
Changes in restricted cash	257,000	(19,000)	(527,000)
Acquisition deposits	(120,000)	-	100,000
Distributions from unconsolidated entities	427,000	248,000	583,000
Net cash used in investing activities	(50,223,000)	(21,070,000)	(21,700,000)

Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	15,126,000	-	-
Proceeds from the issuance of Series C preferred stock	100,000	-	-
Proceeds from issuance of common stock	-	-	14,160,000
Redeemed shares	(2,043,000)	(1,014,000)	(2,446,000)
Proceeds from notes payable	55,885,000	54,533,000	14,561,000
Repayment of notes payable	(19,534,000)	(39,388,000)	(800,000)
Payment of real estate contingent consideration	-	(980,000)	(1,000,000)
Offering costs	(91,000)	-	(1,947,000)
Deferred financing costs	(698,000)	(1,347,000)	(275,000)
Noncontrolling interest contribution	275,000	603,000	-
Distributions paid to stockholders	(6,155,000)	(3,221,000)	(4,735,000)
Distributions paid to series B preferred OP units and other noncontrolling interests	(1,248,000)	(630,000)	(406,000)
Net cash provided by financing activities	41,617,000	8,556,000	17,112,000
Net increase (decrease) in cash and cash equivalents	285,000	(6,465,000)	(1,746,000)
Cash and cash equivalents - beginning of year	21,507,000	27,972,000	29,718,000
Cash and cash equivalents - end of year	$21,792,000	$21,507,000	$27,972,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,829,000	$6,356,000	$5,099,000
Cash paid for income taxes	$464,000	$580,000	$620,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,528,000	$1,533,000	$814,000
Distributions reinvested	$61,000	$-	$1,124,000
Note payable assumed in connection with real estate acquisitions	$-	$44,241,000	$-
Non-cash equity contributions and remeasurement related to real estate acquisitions	$-	$5,995,000	$-
Accrued preferred stock offering costs	$26,000	$-	$-
Accrued additions to real estate	$26,000	$-	$-

The accompanying notes are an integral part of these consolidated figures

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

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

Sentio Healthcare Properties OP, LP., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At December 31, 2013, we owned approximately 87% and the Investor, a KKR affiliate, owned the remaining interest in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Equity Issuances

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

On February 4, 2011, the U.S. Securities and Exchange Commission (“SEC”) declared the registration statement for our follow-on offering effective and we commenced a follow-on offering of up to 55,000,000 shares of our common stock, consisting of 44,000,000 shares for sale pursuant to a primary offering and 11,000,000 shares for sale pursuant to our distribution reinvestment plan. As of December 31, 2013, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On April 29, 2011 we informed our stockholders that the Independent Directors Committee of our board of directors had directed us to suspend our follow-on offering, our dividend reinvestment program and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. On October 18, 2011, we announced that the Independent Directors Committee had concluded its analysis of strategic alternatives for the Company and determined that the Company is well positioned as an investment program with a continued focus on healthcare real estate. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares.

On February 10, 2013, we entered into a series of agreements with the Investor (together with its affiliates, “KKR”) for the purpose of obtaining up to a $150 million equity commitment to be used to finance future real estate acquisitions (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, the Company authorized and issued 1,000 shares of  Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), representing an aggregate issuance amount of $100,000. The Operating Partnership may issue 7.5% Series B Convertible Preferred Units (the “Series B Preferred Units”) up to an aggregate issuance amount of $149.9 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and of the Company to draw funds under the KKR Equity Commitment are subject to various conditions, limitations and penalties.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to our distribution reinvestment plan. The distribution reinvestment plan offering shares were initially offered at a purchase price of $10.02 per share, which was 100% of the then-current estimated per-share value of our common stock. The distribution reinvestment plan offering shares are currently offered at a purchase price of $11.63 per share, which is our updated estimated per-share value of our common stock as of February 28, 2014. As of December 31, 2013, we had sold a total of 556,204 shares of our common stock pursuant to our distribution reinvestment plan offering for aggregate gross proceeds of $5.3 million.

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

Real Estate Purchase Price Allocation

We allocate the purchase price of our properties in accordance with ASC 805-10, “Business Combinations.” Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, site improvements, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

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

During 2013, 2012 and 2011, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to annually test goodwill for impairment under a two-step impairment test or under a qualitative assessment which became optional in 2011. In the first step of the two-step test, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

For the years ended December 31, 2013 and 2012, the Company elected to perform Step 1 in its evaluation of goodwill.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties.

Each taxable REIT subsidiary (“TRS”) is a tax paying component for purposes of classifying deferred tax assets and liabilities. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Uncertain Tax Positions

In accordance with the requirements of ASC 740-10, “ Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service (the “IRS”) from asserting the prohibited transaction test. As we have not had any sales of properties to date, the prohibited transaction tax is not applicable. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2013 and December 31, 2012 provisions for bad debts amounted to approximately $50,000 and $51,000, respectively. The allowance for tenant receivables is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

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

Noncontrolling Interest in Consolidated Subsidiaries

Noncontrolling interests include the portion of consolidated entities that are not owned by the Company, and the KKR net investment of $15.1 million in Series B Convertible Preferred OP Units. The Series B Preferred Units have a liquidation preference that is determined as the greater of: (i) $100 per unit, plus accrued and unpaid distributions or (ii) the distribution that would be made on number of common shares into which shares of Series B Preferred Units could be converted.

ASC 810-10-65 Consolidation clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10-65 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

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

Fair Value of Financial Instruments

FASB ASC 825-10,  “Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

For the years ended December 31, 2013, 2012, and 2011, the Company had no components of other comprehensive income. Accordingly, net loss is equal to comprehensive loss for all periods presented.

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

4. Acquisitions

2013 Acquisitions

Woodbury Mews

On October 21, 2013, through wholly-owned subsidiaries, we acquired real estate property (“Woodbury Mews”) from Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating, none of which are affiliated with us, for a purchase price of $38.1 million. Woodbury Mews consists of a 129-unit independent living facility, a 98-unit assisted living facility, and four undeveloped land parcels located in Woodbury, New Jersey. We funded the purchase of Woodbury Mews with proceeds from the sale of preferred stock in us and preferred units of limited partnership interest in our Operating Partnership to the Sentinel RE Investment Holdings, LP, an affiliate of Kohlberg Kravis Roberts & Co. (the “Investor”), as further described in Note 13, and with proceeds from a mortgage loan from KeyBank National Association, Inc., as further described in Note 7.

Standish Village Joint Venture

On December 6, 2013, through wholly-owned subsidiaries, we invested approximately $5.1 million to acquire 95% of the respective equity interests in Sentio SLR Boston Portfolio, LLC (“Landlord LLC”) and Sentio SLR Boston TRS Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Landlord LLC and the Tenant LLC as the “SLR Joint Venture”). Landlord LLC, through its wholly-owned subsidiary, indirectly owns 100% of Standish Village. Standish Village has a total of 108 beds in 85 units, which are dedicated to both assisted living and memory care. Tenant LLC owns 100% of the tenant entity that operates the Standish Village licensed community residential care facility. Oaktree SLR, LLC, a Senior Living Residences (“SLR”) affiliate, invested approximately $0.3 million to acquire the remaining 5% equity interests in Landlord LLC and Tenant LLC. As a result of the structure described above, the Company controls Landlord LLC and Tenant LLC and consolidates these entities. We funded the purchase of our interest in Standish Village with proceeds from the sale of preferred units of limited partnership interest in our Operating Partnership to the Investor as further described in Note 13, and with proceeds from a mortgage loan from CBRE Capital Markets, Inc. as described in Note 7.

The following summary provides the allocation of the acquired assets and liabilities as of the acquisition date. We have accounted for the acquisitions as business combinations under GAAP. Under business combination accounting, the assets and liabilities of the acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The details of the purchase prices of the acquired properties are set forth below:

	Woodbury Mews	Standish Village
Land	$2,267,000	$3,100,000
Buildings & improvements	28,260,000	10,294,000
Site improvements	494,000	345,000
Furniture & fixtures	1,366,000	790,000
Intangible assets	5,739,000	1,021,000

Real estate acquisition	$38,126,000	$15,550,000
Acquisition expenses	$1,094,000	$326,000

The following unaudited pro forma information for the years ended December 31, 2013 and 2012 have been prepared to reflect the incremental effect of the Woodbury Mews and the Standish Village acquisitions as if such acquisitions had occurred on January 1, 2012. We have not adjusted the proforma information for any items that may be directly attributable to the business combination or non-recurring in nature.

	Year ended December 31, 2013	Year ended December 31, 2012
Revenues	$73,607,000	$61,809,000
Net income (loss)	$2,713,000	$(886,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.21	$(0.07)

The Company recorded revenues of $1.7 million and net loss of $1.5 million for the year ended December 31, 2013, for the Woodbury Mews acquisition.

The Company recorded revenues of $0.3 million and a net loss of $0.4 million for the year ended December 31, 2013, for the Standish Village acquisition.

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

The following summary provides the allocation of the acquired assets and liabilities as of the acquisition date. We have accounted for the acquisitions as business combinations under GAAP. Under business combination accounting, the assets and liabilities of the acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The details of the purchase prices of the acquired properties are set forth below:

	Rome LTACH Project	Leah Bay Portfolio
Land	$—	$2,481,000
Buildings & improvements	17,800,000	41,364,000
Site improvements	—	1,539,000
Furniture & fixtures	—	1,199,000
Intangible assets	1,100,000	2,904,000

Real estate acquisition	$18,900,000	$49,487,000
Acquisition expenses	$182,000	$983,000

The following unaudited pro forma information for the years ended December 31, 2012 and 2011 have been prepared to reflect the incremental effect of the Rome LTACH Project and the Leah Bay Portfolio acquisitions as if such acquisitions had occurred on January 1, 2011. We have not adjusted the proforma information for any items that may be directly attributable to the business combination or non-recurring in nature.

	Year ended December 31, 2012	Year ended December 31, 2011
Revenues	$57,664,000	$54,042,000
Net income (loss)	$696,000	$(5,593,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.05	$(0.44)

The Company recorded revenues of $2.3 million for the year ended December 31, 2012 and net income of $1.7 million for the year ended December 31, 2012, respectively, for the Rome LTACH Project. Prior to April of 2012, the Rome LTACH Project was being accounted for under the equity method.

The Company recorded revenues of $4.3 million and a net loss of $1.4 million for the year ended December 31, 2012, for the Leah Bay Portfolio.

5. Investments in Real Estate

The following table provides summary information regarding our property portfolio of consolidated investments as of December 31, 2013:

		Percentage	Date
Property Name	Location	Ownership	Purchased	Purchase Price

Caruth Haven Court	Highland Park, TX	100%	1/22/2009	$20,500,000
The Oaks Bradenton	Bradenton, FL	100%	5/1/2009	4,500,000
GreenTree at Westwood (1)	Columbus, IN	100%	12/30/2009	5,150,000
Mesa Vista Inn Health Center	San Antonio, TX	100%	12/31/2009	13,000,000
Rome LTACH Project	Rome, GA	100%	1/12/2010	18,900,000
Oakleaf Village Portfolio:
Oakleaf Village at Lexington	Lexington, SC	80%	4/30/2010	14,512,000
Oakleaf Village at Greenville	Greenville, SC	80%	4/30/2010	12,488,000
Global Rehab Inpatient Rehab Facility	Dallas, TX	100%	8/19/2010	14,800,000
Terrace at Mountain Creek	Chattanooga, TN	100%	9/3/2010	8,500,000
Carriage Court of Hilliard	Hilliard, OH	100%	12/22/2010	17,500,000
Hedgcoxe Health Plaza	Plano, TX	100%	12/22/2010	9,094,000
River’s Edge of Yardley	Yardley, PA	100%	12/22/2010	4,500,000
Forestview Manor	Meredith, NH	100%	1/14/2011	10,750,000
Woodland Terrace at the Oaks	Allentown, PA	100%	4/14/2011	9,000,000
Amber Glen	Urbana, IL	80%	8/31/2012	13,622,000
Mill Creek	Springfield, IL	80%	8/31/2012	12,356,000
Hudson Creek	Bryan, TX	80%	8/31/2012	11,546,000
Sugar Creek	Normal, IL	80%	8/31/2012	11,963,000
Woodbury Mews Portfolio	Woodbury, NJ	100%	10/21/2013	38,126,000
Standish Village	Dorchester, MA	95%	12/6/2013	15,550,000

____________________________________________________________________
(1)
The earn-out agreement associated with this acquisition was estimated to have a fair value of $1.0 million as of December 31, 2011 and an earn-out payment of approximately $1.0 million was made in January of 2012.

As of December 31, 2013, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and	Furniture, fixtures	Intangible lease
		improvements	and equipment	assets
Cost	$28,561,000	$206,720,000	$7,505,000	$21,515,000
Accumulated depreciation and amortization	—	(14,225,000)	(2,762,000)	(12,095,000)
Net	$28,561,000	$192,495,000	$4,743,000	$9,420,000

As of December 31, 2012, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, fixtures and equipment	Intangible lease assets
Cost	$23,193,000	$166,996,000	$5,118,000	$14,757,000
Accumulated depreciation and amortization	—	(9,151,000)	(1,803,000)	(9,374,000)
Net	$23,193,000	$157,845,000	$3,315,000	$5,383,000

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the years ended December 31, 2013, 2012, and 2011 was approximately $5.9 million, $4.5, and $3.5 million, respectively. Amortization associated with the intangible assets for the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.6 million, and $3.6 million, respectively.

The estimated useful lives for intangible assets range from one to 20 years. As of December 31, 2013, the weighted-average amortization period for intangible assets was approximately 11 years.

Estimated amortization for each of the five following years ended December 31 is as follows:

Intangible Assets
2014	$2,752,000
2015	$499,000
2016	$499,000
2017	$499,000
2018	$499,000
2019 and thereafter	$4,672,000

6. Investments in Unconsolidated Entities

As of December 31, 2013, the Company owned an interest in the following entity that is accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$1,297,000	71.9

As of December 31, 2012, the Company owned interests in the following entities that were accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Littleton Specialty Rehabilitation Facility	Inpatient Rehabilitation Facility	December 2010	$1,652,000	90.0
Physicians Center MOB	Medical Office Building	April 2012	1,877,000	71.9
			$3,529,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact each entity’s performance.

(2)	Represents the carrying value of the Company’s investment in each unconsolidated entity.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	December 31, 2013 (2)	December 31, 2012 (1)(2)
Cash and cash equivalents	$97,000	$423,000
Investments in real estate, net	8,888,000	16,312,000
Other assets	359,000	549,000
Total assets	$9,344,000	$17,284,000

Notes payable	$7,472,000	$12,504,000
Accounts payable and accrued liabilities	73,000	219,000
Other liabilities	52,000	99,000
Total stockholders’ equity	1,747,000	4,462,000
Total liabilities and equity	$9,344,000	$17,284,000

	For the year ended December 31,
	2013 (1)(2)	2012 (1)(2)(3)	2011 (1)(2)(3)
Total revenues	$2,294,000	$2,433,000	$2,151,000
Net loss	(158,000)	(418,000)	(436,000)
Company’s equity in loss from unconsolidated entities	73,000	228,000	330,000

(1)
Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner notified the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013 for $ 11.3 million, which resulted in the Company receiving cash proceeds, net of debt repayment, of approximately $ 3.5 million. The Company recorded a gain of $ 1.7 million in the quarter ended September 30, 2013. The Company’s equity in income from the Littleton Specialty Rehabilitation Facility is included in the statement of operations through the date of the sale.

(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and was accounted for under the equity method of accounting beginning with the second quarter of 2012.
(3)
The Company acquired the controlling interest in the operations of Rome LTACH in April 2012 and as a result, Rome LTACH was consolidated in the second quarter of 2012. Prior to April 2012, Rome LTACH was accounted for under the equity method of accounting for the year ended December 31, 2011 and the three months ended March 31, 2012.

7. Notes Payable

Notes payable were $181.7 million ($181.3 million, net of premium) and $145.4 million ($144.9 million, net of premium) million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, we had total secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted-average effective interest rate of 4.91% per annum. As of December 31, 2013, we had $150.0 million of fixed rate debt, or 83% of notes payable, at a weighted average interest rate of 5.17% per annum and $31.3 million of variable rate debt, or 17% of notes payable, at a weighted average interest rate of 3.68% per annum. As of December 31, 2012, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 5.45% per annum.

On December 5, 2013,  in connection with our acquisition of an interest in Standish Village, we entered into a mortgage agreement with CBRE Capital Markets, Inc. (“CBRE”), an unaffiliated lender, with an outstanding principal balance of approximately $10.9 million (the “Standish Loan”), which is secured by Standish Village. The Standish Loan has an initial term of ten years, and bears interest at a fixed rate of 5.76%. Payments on the loan are due monthly and consist of accrued interest-only during the initial 48 months, and the remaining payments will consist of interest plus principal amortization payments based upon a 25-year amortization schedule.

On November 26, 2013, the Company completed a refinancing of the Oakleaf Village Portfolio. Proceeds from the refinancing of $20.0 million exceeded the debt repaid and loan fees and expenses by approximately $2.0 million. The loan is secured by first priority liens on the refinanced properties.  This loan has a five-year term with the rate of interest fixed at 4.0% and payments of principal on a 25-year amortization rate. In connection with the closing of the loan, the Company recognized a loss on debt extinguishment in the amount of $0.4 million, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

On October 21, 2013,  in connection with our acquisition of Woodbury Mews, we entered into a mortgage agreement with Key Bank National Association, Inc. (“Key”), an unaffiliated lender, with an outstanding principal balance of approximately $25.0 million (the “Woodbury Loan”), which is secured by Woodbury Mews. The Woodbury Loan has an initial term of 12 months with two 12-month extensions available assuming certain criteria are met, and bears interest at a rate of one month LIBOR plus 3.0%. Payments on the loans are due monthly and consist of accrued interest-only during the initial term. If the extension option is exercised, payments will consist of interest plus principal amortization payments based upon a 25-year amortization schedule.

On October 25, 2012, the Company completed a refinancing of the loan on the Carriage court of Hilliard with HUD in the amount of $13.8 million. This loan has a 35-year term with the rate of interest fixed at 2.8% and payments of principal on a 35-year amortization rate. In connection with the closing of the loan, the Company recognized a loss on debt extinguishment in the amount of $1.0 million, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

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

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2013, we were in compliance with all such covenants and requirements.

			Outstanding	Outstanding
			Principal Balance	Principal Balance
			as of December 31,	as of December 31,
Property Name	Payment Type	Interest Rate	2013(1)	2012(1)	Maturity Date
Amber Glen (2)	Principal and interest at a 30-year amortization rate	6.40%—fixed	$8,503,000	$8,620,000	June 1, 2019
Carriage Court of Hilliard(3)	Principal and interest at a 35-year amortization rate	2.80%—fixed	$13,515,000	$13,751,000	November 1, 2047
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43%—fixed	$9,551,000	$9,677,000	December 16, 2019
Greentree (4)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$3,779,000	$3,841,000	July 1, 2019
Forestview Manor (4)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,580,000	$8,720,000	July 1, 2019
Global Rehab Inpatient Rehab Facility (5)	Principal and interest at a 30-year amortization rate	4.75%—fixed	$7,248,000	$7,349,000	October 22, 2018
Hedgcoxe Health Plaza (6)	Principal and interest at a 30-year amortization rate	4.90%—fixed	$5,492,000	$5,574,000	August 14, 2022
Hudson Creek (2)	Principal and interest at a 30-year amortization rate	6.11%—fixed	$7,866,000	$7,971,000	June 1, 2019
Mesa Vista Inn Health Center	Principal and interest at a 20-year amortization rate	6.50%—fixed	$6,700,000	$6,926,000	January 5, 2015
Mill Creek (2)	Principal and interest at a 30-year amortization rate	6.40%—fixed	$8,208,000	$8,321,000	June 1, 2019
Oakleaf Village Portfolio	Principal and interest at a 25-year amortization rate	4.00%—fixed	$20,000,000	$17,430,000	November 26, 2018
River’s Edge of Yardley (4)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$6,355,000	$6,459,000	July 1, 2019
Rome LTACH Project	Principal and interest at a 25-year amortization rate	4.50%—fixed	$13,070,000	$13,385,000	March 31, 2017
Sugar Creek (2)	Principal and interest at a 30-year amortization rate	6.20%—fixed	$7,703,000	$7,810,000	June 1, 2019
The Oaks Bradenton (4)	Principal and interest at a 30-year amortization rate.	4.45%—fixed	$4,004,000	$4,069,000	July 1, 2019
Terrace at Mountain Creek (4)	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,580,000	$8,720,000	July 1, 2019
Woodland Terrace at the Oaks	Months 1-22 interest only. Month 23 to maturity principal and interest at a 25-year amortization rate	Three month LIBOR +3.75% with a floor of 5.75%	$6,212,000	$6,277,000	May 1, 2014
Woodbury Mews	Interest only	One month LIBOR + 3%	$25,000,000	$—	October 21, 2014
Standish Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	5.76%—fixed	$10,885,000	$—	January 1, 2024
			$181,251,000	$144,900,000
Add: premium			394,000	464,000
Notes payable, net			$181,645,000	$145,364,000

(1)	As of December 31, 2013 and December 31, 2012, all notes payable are secured by the underlying real estate.
(2)
 On August 31, 2012, the Company acquired an interest in the Leah Bay joint venture subject to existing indebtedness of approximately $32.9 million. These notes payable are secured by the underlying real estate.

(3)	On October 25, 2012, this loan was refinanced with HUD.
(4)	These loans were refinanced in June 2012 under the Multifamily Loan and Securities Agreement discussed above.
(5)	On October 22, 2013, this loan was modified to reduce the interest rate from a variable rate of 6.25% to a fixed rate of 4.75%.
(6)	On August 14, 2012, this loan was refinanced with the KeyBank National Association.

Principal payments due on our notes payable as of December 31, 2013 and each of the five subsequent years are as follows:

Year	Principal Amount
2014	$33,712,000
2015	$8,948,000
2016	$2,605,000
2017	$14,435,000
2018	$26,757,000
2019 and thereafter	$94,794,000
$181,251,000

8. Future Minimum Lease Payments

All resident leases in our senior operations living segment are on a month to month basis and are excluded from the following schedule. Future minimum lease payments to be received from leases under the triple-net leased segment and medical office building segment as of December 31, 2013 are as follows:

Years ending December 31,

2014	$5,607,000
2015	$5,682,000
2016	$5,573,000
2017	$5,638,000
2018	$5,727,000
2019 and thereafter	$44,085,000

9. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. As of December 31, 2013, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits. During 2012, federal deposit insurance under the Securities Investor Protection Corporation was unlimited for non-interest bearing demand transaction accounts at all insured depository institutions as provided by the “Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Concentrations of credit risks arise when a number of operators, tenants or obligors related to our investments are engaged in similar business activities, located in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. We regularly monitor various segments of our portfolio to assess potential concentration of risks. Management believes the current portfolio is reasonably diversified across healthcare-related real estate and does not contain any other significant concentration of credit risks, except as presented below.

For the year ended December 31, 2013, we owned or had joint venture interests in properties in 13 states of which the properties in four states accounted for 10% or more of our total revenue. The following table provides information about our geographic risk related to each of the four states and their economies for the three years ended December 31, 2013:

	Percentage of Total Revenues
State	December 31, 2013	December 31, 2012	December 31, 2011
Texas	24%	25%	27%
Illinois	17%	7%	-
South Carolina	12%	15%	17%
Pennsylvania	11%	14%	13%
Ohio	7%	10%	11%

The Company utilizes third-party operators to provide property management and accounting services for our senior living operations, for which we pay annual management fees. As operators, the Company is not directly exposed to their credit risk. However, we rely on our operators to operate our senior housing operations in compliance with the terms of our management agreements and all applicable laws and regulations. The operators’ inability to satisfy their obligations under the management agreements could have a material adverse effect on us.

The following table provides information about our senior living operators which accounted for 10% or more of our total revenue for the three years ended December 31, 2013:

	Percentage of Total Revenues
Operators	December 31, 2013	December 31, 2012	December 31, 2011
JEA Senior Living	21%	9%	-
Good Neighbor Care	20%	25%	25%
Woodbine Senior Living	13%	16%	17%
Royal Senior Care	12%	15%	17%
12 Oaks Senior Living	11%	14%	15%

10. Segment Reporting

As of December 31, 2013, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$29,266,000	$5,237,000	$854,000	$35,357,000
Resident services and fee income	24,888,000	-	-	24,888,000
Tenant reimbursements and other income	424,000	889,000	297,000	1,610,000
	$54,578,000	$6,126,000	$1,151,000	$61,855,000
Property operating and maintenance expenses	36,525,000	869,000	316,000	37,710,000
Net operating income	18,053,000	5,257,000	835,000	24,145,000
General and administrative expenses				1,597,000
Asset management fees and expenses				2,944,000
Real estate acquisition costs and contingent consideration				1,472,000
Depreciation and amortization				8,691,000
Interest expense, net				8,263,000
Loss on debt extinguishment and other expense				352,000
Equity in loss from unconsolidated entities				73,000
Gain on disposition of investment in unconsolidated entity				(1,701,000)
Net income				2,454,000
Net income attributable to the noncontrolling interests				566,000
Net income attributable to common stockholders				$1,888,000

	For the Year Ended December 31, 2012
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$27,535,000	$4,742,000	$846,000	$33,123,000
Resident services and fee income	13,981,000	—	—	13,981,000
Tenant reimbursements and other income	408,000	807,000	314,000	1,529,000
	$41,924,000	$5,549,000	$1,160,000	$48,633,000
Property operating and maintenance expenses	28,834,000	806,000	301,000	29,941,000
Net operating income	13,090,000	4,743,000	859,000	18,692,000
General and administrative expenses				1,783,000
Asset management fees and expenses				2,152,000
Real estate acquisition costs and contingent consideration				1,387,000
Depreciation and amortization				7,095,000
Interest expense, net				6,960,000
Loss on debt extinguishment and other expense				1,179,000
Equity in loss from unconsolidated entitites				228,000
Gain on remeasurement of investment in unconsolidated entity				(1,282,000)
Net loss				(810,000)
Net loss attributable to the noncontrolling interests				72,000
Net income attributable to common stockholders				$(882,000)

	For the Year Ended December 31, 2011
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated
Rental revenue	$26,710,000	$3,236,000	$805,000	$30,751,000
Resident services and fee income	7,894,000	—	—	7,894,000
Tenant reimbursements and other income	313,000	597,000	290,000	1,200,000
	$34,917,000	$3,833,000	$1,095,000	$39,845,000
Property operating and maintenance expenses	24,368,000	608,000	341,000	25,317,000
Net operating income	10,549,000	3,225,000	754,000	14,528,000
General and administrative expenses				3,668,000
Asset management fees and expenses				1,617,000
Real estate acquisition costs and contingent consideration				1,573,000
Depreciation and amortization				7,134,000
Interest expense, net				5,599,000
Equity in loss from unconsolidated entities				330,000
Net loss				(5,393,000)
Net loss attributable to the noncontrolling interests				61,000
Net loss attributable to common stockholders				$(5,332,000)

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Assets
Investment in real estate:
Senior living operations	$185,116,000	$137,784,000
Triple-net leased properties	42,248,000	43,781,000
Medical office building	7,855,000	8,171,000
Total reportable segments	$235,219,000	$189,736,000
Reconciliation to consolidated assets:
Cash and cash equivalents	21,792,000	21,507,000
Deferred financing costs, net	1,966,000	1,697,000
Investment in unconsolidated entities	1,297,000	3,529,000
Tenant and other receivables, net	3,204,000	1,988,000
Deferred costs and other assets	3,469,000	2,987,000
Restricted cash	3,930,000	3,821,000
Goodwill	5,965,000	5,965,000
Total assets	$276,842,000	$231,230,000

As of December 31, 2013 and 2012, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

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

The fair market value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $178.4 million and $146.2 million, compared to the carrying values of $181.3 million ($181.7 million, net of premium) and $145.4 million ($145.0 million, net of premium) at December 31, 2013 and 2012, respectively.

Upon acquiring control of a previously unconsolidated entity in April 2012, the Company recorded its equity method investment at fair value of $6.0 million, and recorded a gain of approximately $1.3 million. The fair value of the equity method investment was estimated using a direct capitalization approach and was measured using Level 3 inputs. The capitalization rate used was 8.25% and a change in this input could result in a significant change in the valuation of our original joint venture investment and a change in the gain from remeasurement recognized during the period.

There were no transfers between Levels 1 or 2 during the year ended December 31, 2013.

12. Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008. REIT status imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a TRS pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of HC Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies direct control of the daily operations of these assisted-living properties.

As of December 31, 2013, we had acquired 14 wholly-owned assisted-living facilities and formed 17 wholly-owned TRSs, which includes a Master TRS that consolidates our wholly-owned TRSs.

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

For the years ended December 31, 2013, 2012 and 2011, our TRS reported net taxable income of approximately $0.7 million, $0.7 million, and $1.0 million, respectively. The TRS recognized a $0.1 million and $0.2 million benefit for federal and state income taxes in 2013 and 2012, respectively, which have been recorded in general and administrative expenses. The TRS recognized a $0.6 million provision for federal and state income taxes in 2011. Net deferred tax assets related to the TRS entities totaled $1.9 million and $1.3 million at December 31, 2013 and 2012, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2013, as we have determined the future taxable income from the operations of the TRS entities are expected to be sufficient to cover the additional future expenses resulting from these book tax differences.

13. Stockholders’ Equity

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Series C Preferred Stock.

Common Stock

As of December 31, 2013 and 2012 including distributions reinvested, we had issued 13.3 million shares of common stock for a total of $132.3 million of gross proceeds, respectively, in our initial and follow-on public offerings.

Preferred Stock and OP Units

As of December 31, 2013 we had issued 1,000 shares of Series C Preferred Stock and 193,000 Series B Preferred Convertible Operating Partnership Units for gross proceeds of $19.4 million. The Series B Preferred Convertible Operating Partnership Units outstanding are convertible into approximately 1,926,148 shares of the Company’s common stock.

The Series C Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on liquidation. The holders of the Series C Preferred Stock are entitled to receive dividends, as and if authorized by our board of directors out of funds legally available for that purpose, at an annual rate equal to 3% of the liquidation preference for each share. Dividends on the Series C Preferred Stock are payable annually in arrears.

The Series B Preferred Units will rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5 % of the Series B liquidation preference prior to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10 % of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5 % per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

After giving effect to the Series C Preferred Stock and Series B Preferred Units issued at December 31, 2013, 1,306,000 Series B Preferred Units remain issuable under the Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed real estate acquisition.

Distributions

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our offering, our distribution reinvestment plan and our stock repurchase program (except repurchases due to death) because of the uncertainty associated with our Independent Directors Committee consideration of various strategic alternatives to enhance our stockholders’ value. As a result, we suspended our distribution reinvestment plan effective as of May 10, 2011.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $ 99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02, which was 100% of the then-current estimated per-share value of our common stock. The DRIP offering shares are currently offered at a purchase price of  $11.63 per share, which is our updated estimated per-share value of common stock as of February 28, 2014. As of December 31, 2013 and December 31, 2012, 556,204 and 551,000 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared on our common stock during the years ended December 31, 2013, 2012, and 2011:

	Distribution Declared (1)
Period	Cash	Reinvested	Total
2011	$5,219,000	$1,124,000	$6,343,000
2012	$3,940,000	$—	$3,940,000
2013	$6,150,000	$113,000	$6,263,000

(1)
In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from equity issuances are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of equity issuances or from borrowings in anticipation of future cash flow.

The declaration of distributions is at the discretion of our board of directors. Our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deems relevant. The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

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

During the years ended December 31, 2013, 2012 and 2011, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
2011	251,482	$9.71
2012	108,939	$9.31
2013	204,343	$9.99

During the year ended December 31, 2013, we received requests to have an aggregate of 211,395 shares repurchased pursuant to our stock repurchase program. Of these requests, 7,052 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described above.  During the year ended December 31, 2012, we received requests to have an aggregate of 113,439 shares repurchased pursuant to our stock repurchase program. Of these requests, 4,500 shares were not able to be repurchased due to the limitations contained in the terms of our stock repurchase program and the suspension of our stock repurchase program as of May 29, 2011, as described above.

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (the “Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we currently do not have plans to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2013 and 2012, we have not granted any awards under the Plan.

Tax Treatment of Distributions

For tax purposes, our distributions are comprised of taxable ordinary dividend and return of capital. The return of capital for the distributions per share to common stockholders reportable for the years ended December 31, 2013, 2012, and 2011 were as follows:

Per Common Shares	2013		2012		2011
Taxable ordinary dividend	$0.04	9.25%	$0.04	11.88%	$0.04	8.87%
Return of capital	$0.30	60.53%	$0.27	88.12%	$0.46	91.13%
Capital gain	$0.15	30.22%	$–	–%	$–	–%

14. Earnings Per Share
We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of December 31, 2013, 2012, and 2011, there were 193,000, 0, and 0, respectively, Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

15. Related Party Transactions

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

The fees and expense reimbursements payable to the Advisor and the Prior Advisor (collectively, the “Advisors”) under the Advisory Agreements are described below.

Organizational and Offering Costs. Organizational and offering costs of our offerings paid by the Prior Advisor on our behalf were reimbursed to the Prior Advisor from the proceeds of our offerings. Organizational and offering costs consisted of all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses, including, but not limited to, (i) amounts to reimburse the Prior Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Prior Advisor and its affiliates in connection with registering and marketing our shares; (ii) technology costs associated with the offering of our shares; (iii) our costs of conducting our training and education meetings; (iv) our costs of attending retail seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses. At times during our offering stage, the amount of organization and offering expenses that we incurred, or that the Prior Advisor and its affiliates incurred on our behalf, could exceed 3.5% of the gross offering proceeds then raised, but our Prior Advisor was required to reimburse us to the extent that our organization and offering expenses exceeded 3.5% of aggregate gross offering proceeds at the conclusion of our offering. In addition, the Prior Advisor was also obligated to pay any organization and offering expenses to the extent that such expenses, plus sales commissions and the dealer manager fee (but not the acquisition fees or expenses) were in excess of 13.5% of gross offering proceeds. We did not have any obligation to reimburse the Prior Advisor for organizational and offering costs totaling in excess of 3.5% of the gross proceeds from our primary offerings. As of December 31, 2012, the Prior Advisor and its affiliates had incurred organizational and offering costs totaling approximately $5.1 million, including $0.1 million of organizational costs that have been expensed and $5.0 million of offering costs that reduced net proceeds of our offerings. Of this amount $4.0 million reduced the net proceeds of our initial public offering and $1.0 million reduced the net proceeds of our follow-on offering. Upon the execution of the Omnibus Agreement between the Company and the Prior Advisor, we forgave $0.8 million of organization and offering costs in excess of the 3.5% of gross offering proceeds advanced to Prior Advisor pursuant to the 2011 Advisory Agreement. This amount reduced our offering proceeds and has therefore been treated as a reduction in additional paid-in capital in our consolidated balance sheet.

Acquisition Fees and Expenses. The 2012 Advisory Agreement requires us to pay the Advisor acquisition fees in an amount equal to 1.0% of the investments acquired, including any debt attributable to such investments. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and amounts the Advisor pays to third parties in connection with the selection and acquisition of a property, whether or not ultimately acquired. For the year ended December 31, 2013, the Advisor earned approximately $0.5 million of acquisition fees. For the year ended December 31, 2012, the Advisor earned approximately $0.5 million of acquisition fees.

Financing Coordination Fee . The 2012 Advisory Agreement requires us to pay the Advisor a financing coordination fee equal to 0.5% of the gross amount of any refinancing, provided, however, that the Advisor shall not be entitled to a financing coordination fee in connection with the refinancing of any debt obligations secured by any particular asset that was previously subject to a refinancing in which the Advisor received a financing coordination fee within the immediately preceding three year period. For the year ended December 31, 2013, the Advisor earned approximately $0.1 million of financing coordination fees. For the year ended December 31, 2012, the Advisor earned approximately $0.3 million of financing coordination fees.

Management Fees. The 2012 Advisory Agreement requires us to pay the Advisor a monthly asset management fee of one-twelfth of 1.0% of the greater of the (i) the average GAAP basis book carrying value of such asset before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (or if such specified period is a single month, then the average of such values during such month), or (ii) an amount determined as follows: (A) if such property, loan, or other permitted investment has been appraised by an independent appraiser within the immediately preceding twelve month period, the appraised value of such property, loan, or other permitted investment, or (B) if such property, loan, or other permitted investment has not been appraised by an independent appraiser within the immediately preceding 12 month period, the estimated fair market value of such property, loan, or other permitted investment, as approved by the Independent Directors Committee. The value of each property, loan, or other permitted investment owned by a joint venture shall be the product of the Company’s pro rata ownership interest in such joint venture, multiplied by the greater of (i) the average GAAP basis book carrying value of such asset before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (or if such specified period is a single month, then the average of such values during such month), or (ii) an amount determined as follows: (A) if such property, loan, or other permitted investment has been appraised by an independent appraiser within the immediately preceding twelve month period, the appraised value of such property, loan, or other permitted Investment, or (B) if such property, loan, or other permitted investment has not been appraised by an independent appraiser within the immediately preceding 12 month period, the estimated fair market value of such property, loan, or other permitted investment, as approved by the Independent Directors Committee. These fees and expenses are in addition to management fees that we expect to pay to third party property managers.

Additionally, the Company is required to pay a bonus asset management fee (“incentive fee”) to the Advisor with respect to any fiscal quarter in which the distributions declared and the cash available for distribution for such fiscal quarter are each at least $0.125 per share (after considering the incentive fee), an amount equal to the lesser of (i) one-fourth of 0.15% of assets under management, calculated on a quarterly basis as of the last day of the fiscal quarter, or (ii) $150,000. The incentive fee, if any, shall be payable following the close of the applicable fiscal quarter.

The Advisor earned approximately $2.6 million and $0.3 million of management fees and incentive fees, respectively, for the year ended December 31, 2013.  The Advisor earned approximately $2.2 million of management fees for the year ended December 31, 2012. These fees were expensed.

Operating Expenses . The 2012 Advisory Agreement does not provide for the reimbursement of the Advisor’s direct or indirect costs of providing administrative services to us. Accordingly, there were no such charges for the years ended December 31, 2013 and 2012.

Consistent with limitations set forth in our charter, the 2012 Advisory Agreement further provides that, commencing four fiscal quarters after the acquisition of our first real estate asset, we shall not reimburse the Advisor at the end of any fiscal quarter management fees and expenses and operating expenses that, in the four consecutive fiscal quarters then ended exceed (the “Excess Amount”) the greater of 2% of our average invested assets or 25% of our net income for such year (the “2%/25% Guidelines”) unless the Independent Directors Committee of our board of directors determines that such excess was justified, based on unusual and nonrecurring factors which it deems sufficient. If the Independent Directors Committee does not approve such excess as being so justified, the 2012 Advisory Agreement requires that any Excess Amount paid to the Advisor during a fiscal quarter shall be repaid to the Company. In addition, our charter provides that, if the Independent Directors Committee does not determine that the Excess Amount is justified, the Advisor shall reimburse us the amount by which the aggregate annual expenses paid to the Advisor during the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines.

For the four guarters ended December 31, 2013, our management fees and expenses and operating expenses did not exceed the greater of 2% of our average invested assets and 25% of our net income.

Disposition Fee . The 2012 Advisory Agreement provides that if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the board of directors, including a majority of the Independent Directors Committee) in connection with the sale of one or more properties, other than a sale in connection with a transaction in which the Company sells, grants, transfers, conveys or relinquishes its ownership of all or substantially all of the Company’s assets, the Advisor or such affiliate shall receive at the closing of such sale a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission for such property. Any disposition fee payable may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by the Company for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. For the year ended December 31, 2013, the Advisor earned $0.1 million of disposition fees. No disposition fees were earned during the year ended December 31, 2012.

Subordinated Participation Provisions . Under the 2012 Advisory Agreement, the Advisor is entitled to receive a subordinated participation upon the sale of our properties, listing of our common stock or termination of the Advisor, as follows:

⋅
After we pay stockholders cumulative distributions equal to their invested capital plus a 7% cumulative, non-compounded return, the Advisor will be paid a subordinated participation in net sale or refinancing proceeds of 10%. Following a listing, this fee will no longer be payable.

⋅
Upon termination of the 2012 Advisory Agreement, other than for cause, the Advisor will receive the subordinated performance fee due upon termination in the form of a promissory note bearing simple interest at a rate of 5% per annum, in a principal amount equal to 10% the amount, if any, which the sum of the appraised value of our assets minus our liabilities on the date the advisory agreement is terminated plus total distributions (other than stock distributions) paid prior to termination of the 2012 Advisory Agreement exceeds the amount of invested capital plus annualized returns of 7%, less any prior payment to the Advisor of a subordinated share of cash from sales or refinancing’s.

⋅
In the event we list our stock for trading, the Advisor will receive a subordinated incentive listing fee instead of a subordinated participation in net sales proceeds in an amount equal to 10% of the amount by which the market value of our common stock plus all prior distributions (other than stock distributions) exceeds the amount of invested capital plus annualized returns of 7% less any prior payment to the Advisor of a subordinated share of cash from sales or refinancings.

No such subordinated participation has been paid to date.

Transition to Internal Management Agreement

On February 10, 2013 (the “Effective Date”), the Company, the Operating Partnership, the Investor, and the Advisor entered into the Transition to Internal Management Agreement (the “Transition Agreement”). The Transition Agreement provides, following the satisfaction of certain conditions, for the amendment of the 2012 Advisory Agreement and sets forth the terms for a transition to an internal management structure for the Company.

The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Effective Date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. Under certain circumstances, the external advisory structure could be retained for up to four years from the Effective Date, subject to annual renewals of the 2012 Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

The Transition Agreement limits the amount of the fees currently payable under the 2012 Advisory Agreement. Specifically notwithstanding the provisions of the 2012 Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the 2012 Advisory Agreement will be limited to (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Amount”) during the one-year period from the Effective Date, and (2) $3.2 million plus any remaining portion of the Excess Amount during the period from the first to the second anniversary of the Effective Date. The maximum aggregate amount of such fees payable to the Advisor during this period under the caps will be $9.6 million (the “Maximum Fee Amount”). In addition, in the event the existing external advisory structure is extended a third or a fourth year following the Effective Date, similar limits will apply to the aggregate fees the Advisor can earn during those periods, subject to proration if an Internalization occurs during the course of the third or fourth term (the “Maximum Extension Fee Amount”).

Upon the satisfaction of certain conditions, the Transition Agreement will effect amendments to the 2012 Advisory Agreement to modify the terms of the subordinated incentive fees to which the Advisor may be entitled under certain circumstances. Specifically, in lieu of subordinated cash fees that the Advisor could be entitled to in certain circumstances under the current Advisory Agreement, the amendments convert a substantial portion of these amounts (i) to be payable in common stock, (ii) to be calculated based only upon returns on shares of common stock outstanding prior to the Effective Date, and (iii) to be determined and paid upon the third anniversary of the Effective Date (or, if the Internalization is delayed, upon the first anniversary of the Internalization).

Upon the internalization date established pursuant to the Transition Agreement, the Company will acquire all of the Advisor’s assets that are reasonably necessary for the management and operation of the Company’s business (an “Internalization”). If the Internalization occurs immediately following the second anniversary of the Effective Date, then the consideration payable to the Advisor upon Internalization will be any remaining portion of the Maximum Fee Amount, if any, not previously paid to the Advisor. If the Internalization Date is delayed under certain circumstances and the Internalization occurs during the third or the fourth year following the Effective Date, then the consideration payable to the advisor upon Internalization will be the remaining portion of the Maximum Fee Amount and Maximum Extension Fee Amount, if any, not previously paid to the Advisor (subject to proration for a partial term). On or prior to the Internalization Date, the Advisor will facilitate the Company’s efforts to hire the employees of the Advisor. With the exception of certain key persons, the Company will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to the Company’s hiring of all key personnel.

16. Commitments and Contingencies

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

17. Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Revenues	$17,154,000	$15,097,000	$14,771,000	$14,834,000
Expenses	15,885,000	11,964,000	12,244,000	12,319,000
Income from operations	$1,269,000	$3,133,000	$2,527,000	$2,515,000
Net (loss) income	$(1,323,000)	$2,747,000	$519,000	$511,000
Preferred return to series B preferred OP unitsand other noncontrolling interests	306,000	215,000	39,000	6,000
Net (loss) income attributable to common stockholders	$(1,629,000)	$2,532,000	$480,000	$505,000
Net (loss) income per common share arributable to common stockholders - basic and diluted	$(0.13)	$0.20	$0.04	$0.04
Weighted average common shares - basic and diluted	12,611,075	12,673,194	12,726,051	12,800,657

	Quarters Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Revenues	$14,750,000	$12,389,000	$11,007,000	$10,487,000
Expenses	12,380,000	11,160,000	9,514,000	9,304,000
Income from operations	$2,370,000	$1,229,000	$1,493,000	$1,183,000
Net (loss) income	$(674,000)	$(545,000)	$591,000	$(182,000)
Noncontrolling interest	(36,000)	(16,000)	50,000	74,000
Net (loss) income attributable to common stockholders	$(638,000)	$(529,000)	$541,000	$(256,000)
Net (loss) income per common share arributable to common stockholders - basic and diluted	$(0.05)	$(0.04)	$0.04	$(0.02)
Weighted average common shares - basic and diluted	12,834,595	12,853,483	12,870,880	12,891,895

18. Subsequent Events

Buffalo Crossing at the Villages

On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing will be located in The Villages, FL, the largest active adult community in the county with a population of over 110,000. KR Management and its affiliates (collectively, “KR”), which is not affiliated with us, is the property developer and our joint venture partner in the $18.7 million transaction. Buffalo Crossing will be the second assisted living facility in The Villages. We funded the purchase of our interest in Buffalo Crossing from available cash.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

	Initial Cost				Gross Amount Invested						Life on which
				Costs Capitalized		Building &		Accumulated	Date of	Date	Depreciation in Latest
Description	Encumbrances	Land	Building & Improv.	Subsequent to Acquisition	Land	Improv	Total	Depreciation	Construct	Acquired	Income Statement is Computed

Amber Glen	$8,503,000	$546,000	$11,874,000	$6,000	$546,000	$11,880,000	$12,426,000	$417,000	2006	8/31/2012	39 years
Caruth Haven Court	9,551,000	4,256,000	13,986,000	340,000	4,256,000	14,326,000	18,582,000	1,950,000	1999	1/22/2009	39 years
The Oaks Bradenton	4,004,000	390,000	2,818,000	10,000	390,000	2,828,000	3,218,000	356,000	1996	5/1/2009	39 years
GreenTree	3,779,000	714,000	3,717,000	70,000	714,000	3,787,000	4,501,000	415,000	1998	12/30/2009	39 years
Mesa Vista Inn Health Center	6,700,000	2,010,000	10,430,000	1,000	2,010,000	10,431,000	12,441,000	1,097,000	2008	12/31/2009	39 years
Mill Creek	8,208,000	825,000	10,503,000	1,000	825,000	10,504,000	11,329,000	365,000	2006	8/31/2012	39 years
Rome LTACH Project	13,070,000	-	18,202,000	-	-	18,202,000	18,202,000	1,733,000		1/12/2010	39 years
Sugar Creek	7,703,000	567,000	10,473,000	7,000	567,000	10,480,000	11,047,000	375,000	2007	8/31/2012	39 years
Oakleaf Village Portfolio:				-	-		-	-
Oakleaf Village at Lexington	12,600,000	1,767,000	10,768,000	92,000	1,767,000	10,860,000	12,627,000	1,080,000	1999	4/30/2010	39 years
Oakleaf Villate at Greenville	7,400,000	1,351,000	9,770,000	61,000	1,351,000	9,831,000	11,182,000	976,000	2001	4/30/2010	39 years
Global Rehab Inpatient Rehab Facility	7,248,000	2,004,000	10,368,000	-	2,004,000	10,368,000	12,372,000	936,000	2008	8/19/2010	39 years
Terrace at Mountain Creek	8,580,000	1,880,000	6,070,000	260,000	1,880,000	6,330,000	8,210,000	604,000	1995	9/3/2010	39 years
Hedgecoxe	5,492,000	1,580,000	6,388,000	66,000	1,580,000	6,454,000	8,034,000	652,000	2008	12/22/2010	38 years
Hudson Creek	7,866,000	543,000	10,053,000	1,000	543,000	10,054,000	10,597,000	360,000	2006	8/31/2012	39 years
River's Edge of Yardley	6,355,000	860,000	3,010,000	253,000	860,000	3,263,000	4,123,000	304,000	1996	12/22/2010	25 years
Carriage Court of Hilliard	13,515,000	1,580,000	12,180,000	113,000	1,580,000	12,293,000	13,873,000	1,025,000	1998	12/22/2010	31 years
Forestview Manor	8,580,000	1,320,000	8,035,000	96,000	1,320,000	8,131,000	9,451,000	788,000	2002	1/14/2011	39 years
Woodland Terrace at the Oaks	6,212,000	1,000,000	7,148,000	157,000	1,000,000	7,305,000	8,305,000	573,000	1996	4/14/2011	39 years
Woodbury Mews Portfolio	25,000,000	2,267,000	28,754,000	-	2,267,000	28,754,000	31,020,000	193,000	2003	10/21/2013	30 years
Standish Village	10,885,000	3,101,000	10,639,000	-	3,101,000	10,639,000	13,740,000	26,000	1994	12/6/2013	30 years
Totals	$181,251,000	$28,561,000	$205,186,000	$1,534,000	$28,561,000	$206,720,000	$235,280,000	$14,225,000

The changes in total real estate for the three years ended December 31, 2013 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2011	$126,052,000	$4,653,000
2012 Acquisitions	64,137,000	4,498,000
2012 Disposals	—	—
Balance at December 31, 2012	$190,189,000	$9,151,000
2013 Acquisitions	45,091,000	5,074,000
2013 Disposals	—	—
Balance at December 31, 2013	$235,280,000	$14,225,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ SHARON C. KAISER
SHARON C. KAISER
Chief Financial Officer, Treasurer and Secretary
March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2014

Name	Title

/s/ John Mark Ramsey	President, Chief Executive Officer and Director
John Mark Ramsey	(Principal Executive Officer)

/s/ Sharon C. Kaiser	Chief Financial Officer Treasurer and Secretary
Sharon C. Kaiser	(Principal Financial and Accounting Officer)

/s/ Steven M. Pearson	Director
Steven M. Pearson

/s/ James M. Skorheim	Director
James M. Skorheim

/s/ Barry A. Chase	Director
Barry A. Chase

/s/ William Bloomer	Director
William Bloomer

/s/ Romeo Cefalo	Director
Romeo Cefalo

/s/ Ronald Shuck	Director
Ronald Shuck
/s/ Billy Butcher	Director
Billy Butcher

/s/ Daniel Decker	Director
Daniel Decker

Ex.	Description

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
4.2
Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”)).

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
10.5
Agreement of Sale dated as of June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC and Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

10.6
First Amendment dated as of August 9, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

10.7
Second Amendment dated as of August 23, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

10.8
Third Amendment dated as of August 28, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

10.9
Fourth Amendment dated as of October 21, 2013 to Agreement of Sale dated June 26, 2013 by and among Woodbury Mews III, LLC, Woodbury Mews IV, LLC, Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

10.10
Term Loan Agreement dated as of October 21, 2013 among Woodbury Mews III, LLC and Woodbury Mews IV, LLC as the Borrowers, the Lenders from time to time party hereto as the Lenders, and KeyBank National Association, as a Lender and Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

10.11
Guaranty dated as of October 21, 2013 by Sentio Healthcare Properties, Inc. in favor of the Lenders from time to time party hereto as the Lenders, and KeyBank National Association, as a Lender and Agent (incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013).

Ex.	Description

10.12	Purchase and Sale Agreement dated as of August 27, 2013 by and among Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.13	First Amendment dated September 27, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.14	Second Amendment dated October 17, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.15	Third Amendment dated October 25, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.16	Fourth Amendment dated November 1, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.17	Fifth Amendment dated November 4, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.18	Sixth Amendment dated November 14, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.19	Seventh Amendment dated November 26, 2013 to Agreement of Sale dated August 27, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Oaktree SLR, LLC.
10.20
Limited Liability Company Agreement of Sentio – SLR Boston Portfolio, LLC, a Delaware limited liability company, by and between Sentio Boston, LLC, a Delaware limited liability company, as a member and Oaktree SLR, LLC, a Massachusetts limited liability company, as a member, dated December 6, 2013.

10.21
Limited Liability Company Agreement of Sentio – SLR Boston TRS Portfolio, LLC, a Delaware limited liability company, by and between Sentio Boston TRS, LLC, a Delaware limited liability company, as a member and Oaktree SLR, LLC, a Massachusetts limited liability company, as a member, dated December 6, 2013.

10.22	Purchase and Sale Agreement dated as of September 18, 2013 by and among Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership.
10.23	First Amendment dated October 17, 2013 to Agreement of Sale dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership.
10.24	Second Amendment dated October 25, 2013 to Agreement of Sale dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership.
10.25	Third Amendment dated November 1, 2013 to Agreement of Sale dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership.
10.26
Fourth Amendment dated February 26, 2014 to Purchase and Sale Agreement dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated September 11, 2012 (incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K filed September 11, 2012).

21.1	List of Subsidiaries (filed herewith).
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

