Form 10-Q
period 2014-03-31
Sentio Healthcare Properties Inc
filed 2014-05-12
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, there were 12,570,615 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$20,724,000	$21,792,000
Investments in real estate:
Land	28,561,000	28,561,000
Buildings and improvements, net	191,084,000	192,495,000
Furniture, fixtures and vehicles, net	4,552,000	4,743,000
Intangible lease assets, net	8,358,000	9,420,000
	232,555,000	235,219,000
Deferred financing costs, net	1,879,000	1,966,000
Investment in unconsolidated entities	2,352,000	1,297,000
Tenant and other receivables, net	3,183,000	3,204,000
Deferred costs and other assets	3,889,000	3,469,000
Restricted cash	3,510,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$274,057,000	$276,842,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$180,902,000	$181,645,000
Accounts payable and accrued liabilities	4,738,000	5,367,000
Prepaid rent and security deposits	2,921,000	1,996,000
Distributions payable	1,555,000	1,589,000
Total liabilities	190,116,000	190,597,000
Equity:
Preferred Stock Series C , $0.01 par value; 1,000 shares authorized; 1,000 and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.
Common stock, $0.01 par value; 580,000,000 shares authorized; 12,608,606 and 12,608,534 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	126,000	126,000
Additional paid-in capital	81,777,000	83,346,000
Accumulated deficit	(16,658,000)	(16,048,000)
Total stockholders' equity	65,245,000	67,424,000
Noncontrolling interests:
Series B preferred OP units	15,084,000	15,100,000
Other noncontrolling interest	3,612,000	3,721,000
Total equity	83,941,000	86,245,000
Total liabilities and equity	$274,057,000	$276,842,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:

Rental revenues	$11,027,000	$8,472,000
Resident fees and services	7,267,000	5,954,000
Tenant reimbursements and other income	340,000	408,000
	18,634,000	14,834,000
Expenses:
Property operating and maintenance	12,126,000	8,837,000
General and administrative	394,000	443,000
Asset management fees and expenses	957,000	648,000
Real estate acquisition costs	34,000	-
Depreciation and amortization	2,920,000	2,391,000
	16,431,000	12,319,000
Income from operations	2,203,000	2,515,000
Other (income) expense:
Interest expense, net	2,209,000	2,033,000
Equity in loss (income) from unconsolidated entities	85,000	(29,000)
Net (loss) income	(91,000)	511,000
Preferred return to Series B preferred OP Units	362,000	-
Net income attributable to other noncontrolling interests	157,000	6,000
Net (loss) income attributable to common stockholders	$(610,000)	$505,000

Basic and diluted weighted average number of common shares	12,611,127	12,800,657
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.05)	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2014

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of	Stock Par	Number of	Stock Par	Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Value	Shares	Value	Paid-In Capital	Deficit	Equity	Interest	Total
BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000
Issuance of Common Stock	-	-	6,072	-	61,000	-	61,000	-	61,000
Redeemed Shares	-	-	(6,000)	-	(70,000)	-	(70,000)	-	(70,000)
Offering Costs	-	-	-	-	(5,000)	-	(5,000)	-	(5,000)
Distributions	-	-	-	-	(1,555,000)	-	(1,555,000)	(644,000)	(2,199,000)
Net (loss) income	-	-	-	-	-	(610,000)	(610,000)	519,000	(91,000)
BALANCE - March 31, 2014	1,000	$-	12,608,606	$126,000	$81,777,000	$(16,658,000)	$65,245,000	$18,696,000	$83,941,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(91,000)	$511,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	140,000	105,000
Depreciation and amortization	2,920,000	2,391,000
Straight-line rent and above/below market lease amortization	(132,000)	(168,000)
Amortization of loan premium	(17,000)	(17,000)
Equity in loss from unconsolidated entities	85,000	(29,000)
Bad debt expense	140,000	15,000
Deferred tax (benefit)	(404,000)	(246,000)
Changes in operating assets and liabilities:
Tenant and other receivables	139,000	(58,000)
Deferred costs and other assets	160,000	449,000
Restricted cash	515,000	416,000
Prepaid rent and tenant security deposits	925,000	(62,000)
Accounts payable and accrued expenses	(728,000)	(664,000)
Net cash provided by operating activities	3,652,000	2,643,000

Cash flows from investing activities:
Additions to real estate	(341,000)	(127,000)
Purchase of an interest in an unconsolidated entity	(1,161,000)	-
Changes in restricted cash	(95,000)	(99,000)
Acquisition deposits	(84,000)	-
Distributions from unconsolidated entities	21,000	98,000
Net cash used in investing activities	(1,660,000)	(128,000)

Cash flows from financing activities:
Redeemed shares	(70,000)	(603,000)
Repayment of notes payable	(726,000)	(598,000)
Offering costs	(5,000)	-
Deferred financing costs	(53,000)	-
Distributions paid to stockholders	(1,528,000)	(1,533,000)
Distributions paid to noncontrolling interests	(644,000)	(15,000)
Stock issue costs	-	(2,816,000)
Tender offer costs	(34,000)	-
Net cash used in financing activities	(3,060,000)	(5,565,000)

Net (decrease) in cash and cash equivalents	(1,068,000)	(3,050,000)
Cash and cash equivalents - beginning of period	21,792,000	21,507,000
Cash and cash equivalents - end of period	$20,724,000	$18,457,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,133,000	$1,960,000
Cash paid for income taxes	$20,000	63,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,486,000	$1,493,000
Distributions reinvested	$8,000	$-
Accrued preferred stock offering costs	$-	$1,069,000
Accrued tender offer costs	$59,000	$-
Accrued additions to real estate	$40,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At March 31, 2014, we owned approximately 87% and Sentinel RE Investment Holdings LP, an affiliate of Kohlberg & Kravis Roberts & Co. L.P., (the “KKR Investor”) owned the remaining interest in the Operating Partnership. We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2013 Annual Report on Form 10-K, as filed with the SEC.

3. Investments in Real Estate

As of March 31, 2014, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures, and equipment	Intangible lease assets
Cost	$28,561,000	$206,877,000	$7,620,000	$21,246,000
Accumulated depreciation and amortization	-	(15,793,000)	(3,068,000)	(12,888,000)
Net	$28,561,000	$191,084,000	$4,552,000	$8,358,000

As of December 31, 2013, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures, and equipment	Intangible lease assets
Cost	$28,561,000	$206,720,000	$7,505,000	$21,515,000
Accumulated depreciation and amortization	-	(14,225,000)	(2,762,000)	(12,095,000)
Net	$28,561,000	$192,495,000	$4,743,000	$9,420,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended March 31, 2014 and 2013 was approximately $ 1.9 million and $ 1.4 million, respectively.

Amortization associated with intangible assets for the three months ended March 31, 2014 and 2013 was $1.0 million and $1.0 million, respectively.

Estimated amortization for April 1, 2014 through December 31, 2014 and each of the subsequent years is as follows:

Intangible assets
April 1, 2014 - December 31, 2014	$1,803,000
2015	$487,000
2016	$487,000
2017	$487,000
2018	$487,000
2019 and thereafter	$4,607,000

The estimated useful lives for intangible assets range from approximately one to twenty years. As of March 31, 2014, the weighted-average amortization period for intangible assets was thirteen years.

4. Investments in Unconsolidated Entities

As of March 31, 2014, the Company owns an interest in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$1,191,000	71.9%
Buffalo Crossing	Assisted-Living Facility	January 2014	1,161,000	25.0%
			$2,352,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	March 31, 2014 (1)(2)	December 31, 2013 (2)(3)
Cash and cash equivalents	$2,896,000	$97,000
Investments in real estate, net	10,724,000	8,888,000
Other assets	370,000	359,000
Total assets	$13,990,000	$9,344,000

Notes payable	$7,661,000	$7,472,000
Accounts payable and accrued liabilities	695,000	73,000
Other liabilities	113,000	52,000
Total stockholders’ equity	5,521,000	1,747,000
Total liabilities and equity	$13,990,000	$9,344,000

	Three Months Ended March 31,
	2014 (1)(2)	2013 (2)(3)
Total revenues	$397,000	$707,000
Net (loss) income	(112,000)	14,000
Company’s equity in (loss) income from unconsolidated entities	(85,000)	29,000

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing was accounted for under the equity method of accounting beginning with the first quarter of 2014.
(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and was accounted for under the equity method of accounting beginning with the second quarter of 2012.
(3)	Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner notified the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013.

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

The Master TRS recognized a $ 0.2 million benefit and a $ 0.1 million expense for Federal and State income taxes in the three months ended March 31, 2014 and 2013, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $ 2.3 million at March 31, 2014 and $ 1.9 million at December 31, 2013, respectively, related primarily to book and tax basis differences for prepaid rent, straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2014, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

6. Segment Reporting

As of March 31, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net (loss) income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment
Rental Revenues	$9,505,000	$1,309,000	$213,000	$11,027,000
Resident services and fee income	7,267,000	-	-	7,267,000
Tenant reimbursement and other income	100,000	164,000	76,000	340,000
	$16,872,000	$1,473,000	$289,000	$18,634,000
Property operating and maintenance expenses	11,829,000	219,000	78,000	12,126,000
Net operating income	$5,043,000	$1,254,000	$211,000	$6,508,000
General and administrative expenses				394,000
Asset management fees and expenses				957,000
Real estate acquisition costs and earn out costs				34,000
Depreciation and amortization				2,920,000
Interest expense, net				2,209,000
Equity in loss from unconsolidated entities				85,000
Net loss				$(91,000)

	Three Months Ended March 31, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment
Rental Revenues	$6,949,000	$1,310,000	$213,000	$8,472,000
Resident services and fee income	5,954,000	-	-	5,954,000
Tenant reimbursement and other income	118,000	217,000	73,000	408,000
	$13,021,000	$1,527,000	$286,000	$14,834,000
Property operating and maintenance expenses	8,535,000	226,000	76,000	8,837,000
Net operating income	$4,486,000	$1,301,000	$210,000	$5,997,000
General and administrative expenses				443,000
Asset management fees and expenses				648,000
Depreciation and amortization				2,391,000
Interest expense, net				2,033,000
Equity in (income) from unconsolidated entities				(29,000)
Net income				$511,000

The following table reconciles the segment activity to consolidated financial position as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Assets
Investment in real estate:
Senior living operations	$183,022,000	$185,116,000
Triple-net leased properties	41,756,000	42,248,000
Medical office building	7,777,000	7,855,000
Total reportable segments	$232,555,000	$235,219,000

Reconciliation to consolidated assets:
Cash and cash equivalents	20,724,000	21,792,000
Deferred financing costs, net	1,879,000	1,966,000
Investment in unconsolidated entities	2,352,000	1,297,000
Tenant and other receivables, net	3,183,000	3,204,000
Deferred costs and other assets	3,889,000	3,469,000
Restricted cash	3,510,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$274,057,000	$276,842,000

As of March 31, 2014 and December 31, 2013, goodwill had a balance of approximately $ 6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $ 177.6 million and $ 178.4 million, compared to the carrying values of $ 180.5 million ($ 180.9 million, net of premium) and $ 181.3 million ($ 181.7 million, net of premium) at March 31, 2014 and December 31, 2013, respectively.

There were no transfers between Level 1 or 2 during the three months ended March 31, 2014.

8. Notes Payable

Notes payable were $ 180.5 million ($ 180.9 million, net of premium) and $ 181.3 million ($ 181.7 million, net of premium) as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80 % to 6.50 % per annum and a weighted average effective interest rate of 4.91 % per annum. As of March 31, 2014, notes payable consisted of $ 149.3 million of fixed rate debt, or approximately 83 % of notes payable, at a weighted average interest rate of 5.17 % per annum and $ 31.2 million of variable rate debt, or approximately 17 % of notes payable, at a weighted average interest rate of 3.68 % per annum. As of December 31, 2013, we had $ 150.0 million of fixed rate debt, or 83 % of notes payable, at a weighted average interest rate of 5.17 % per annum and $ 31.3 million of variable rate debt, or 17 % of notes payable, at a weighted average interest rate of 3.68 % per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2014, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for April 1, 2014 to December 31, 2014 and each of the subsequent years is as follows:

Year	Principal amount
April 1, 2014 to December 31, 2014	$33,073,000
2015	8,910,000
2016	2,605,000
2017	14,433,000
2018	26,718,000
2019 and thereafter	94,786,000
$180,525,000
Add: premium	377,000
$180,902,000

Interest Expense and Deferred Financing Cost

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense, including amortization of deferred financing costs of $ 2.2 million and $ 2.0 million, respectively. As of March 31, 2014 and December 31, 2013, the Company’s net deferred financing costs were approximately $ 1.9 million and $ 2.0 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

9. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $ 0.01 per share and 20,000,000 shares of preferred stock with a par value of $ 0.01 per share. As of March 31, 2014 and December 31, 2013, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $ 132.3 million of gross proceeds, respectively, in our initial and follow-on public offerings.

Preferred Stock and OP Units

As of March 31, 2014 and December 31, 2013 we had issued 1,000 shares of Series C Preferred Stock and 193,000 Series B Preferred Convertible Operating Partnership Units to the KKR Investor for gross proceeds of $ 19.4 million. The Series B Preferred Convertible Operating Partnership Units outstanding are classified within noncontrolling interests and are convertible into approximately 1,926,148 shares of the Company’s common stock.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5 % of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10 % of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5 % per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

After giving effect to the Series C Preferred Stock and Series B Preferred Units issued at March 31, 2014, 1,306,000 Series B Preferred Units remained issuable under the Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed real estate acquisition.

On April 4, 2014, in connection with a put exercise to the KKR Investor, we issued 54,000 Series B Preferred Units in our Operating Partnership to KKR for proceeds of $5.4 million, which are convertible into approximately 538,922 shares of the Company’s common stock at the currently effective conversion price (See Note 13).

Distributions

The following are the distributions declared during the three months ended March 31, 2014 and 2013:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2013	$1,493,000	$—	$1,493,000	$2,643,000
First quarter 2014	$1,486,000	$69,000	$1,555,000	$3,652,000

Effective October 1, 2012, our board of directors declared distributions for daily record dates occurring in the first quarter of 2013 in amounts per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $.475 per share ( 4.75 % based on share price of $ 10.00). Effective January 1, 2014, our board of directors declared distributions for daily record dates occurring in the  first quarter of 2014 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share ( 5.00 % based on a share price of $ 10.00).

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

Stock Repurchase Program

In 2007, we adopted a stock repurchase program for investors who had held their shares for at least one year. Under our stock repurchase program, the repurchase price varied depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time with 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares. In 2009, our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholder’s purchase price if the stockholder held the shares for less than three years.

On April 29, 2011, we informed our stockholders that our Independent Directors Committee had directed us to suspend our public offering, our dividend reinvestment program and our stock repurchase program (except for repurchases due to death). As a result our stock repurchase program has been suspended since May 29, 2011 for all repurchases, except repurchases due to death of a stockholder.

On March 31, 2014, we informed our stockholders of the suspension of the share repurchase program following the March 2014 redemption date. The Company redeemed all stock repurchase requests received prior to March 31, 2014 due to death. Thereafter no shares will be repurchased until the repurchase program is reinstated.

During the three months ended March 31, 2014, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Price Paid per Share
First quarter 2014	6,000	$11.63

10. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “ Earnings per Share .” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of March 31, 2014 and March 31, 2013, there were 193,000 and 0, respectively, Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

11. Related Party Transactions

The Company has no employees. Our Advisor is primarily responsible for managing our business affairs and carrying out the policies established by our board of directors. We are party to an advisory agreement that entitles the Advisor to specified fees upon the provision of certain services to us.

Advisory Agreement and Transition to Internal Management Agreement

Sentio Investments, LLC became our Advisor on January 1, 2012, pursuant to an advisory agreement dated December 22, 2011. As required by our charter, that advisory agreement had a one-year term that ended on December 31, 2012. Effective January 1, 2013, we renewed the advisory agreement on substantially similar terms for an additional one-year term ending on December 31, 2013. Effective January 1, 2014, we renewed the advisory agreement for an additional one-year term ending on December 31, 2014 upon similar terms except to the extent amended by the Transition Agreement (defined below).

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

On February 10, 2013 in connection with the initial execution of the transactions with the KKR Investor (See Note 9), we entered into a Transition to Internal Management Agreement (the “Transition Agreement”) with our Advisor and the KKR Investor. The Transition Agreement provides, following the satisfaction of certain conditions, for certain amendments to the advisory agreement between us and the Advisor and sets forth the terms for our transition to an internal management structure.

The terms of our advisory agreement with our Advisor and the terms of the Transition Agreement are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three months ended March 31, 2014 and March 31, 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Asset management fees	$957,000	$648,000

Consistent with limitations set forth in our charter, the advisory agreement further provides that, commencing four fiscal quarters after the acquisition of our first real estate asset, we shall not reimburse the Advisor at the end of any fiscal quarter management fees and expenses and operating expenses that, in the four consecutive fiscal quarters then ended exceed (the “Excess Amount”) the greater of 2 % of our average invested assets or 25 % of our net income for such year (the “2%/25 % Guidelines”) unless the Independent Directors Committee of our board of directors determines that such excess was justified, based on unusual and nonrecurring factors which it deems sufficient. If the Independent Directors Committee does not approve such excess as being so justified, the advisory agreement requires that any Excess Amount paid to the Advisor during a fiscal quarter shall be repaid to the Company. In addition, our charter provides that, if the Independent Directors Committee does not determine that the Excess Amount is justified, the Advisor shall reimburse us the amount by which the aggregate annual expenses paid to the Advisor during the four consecutive fiscal quarters then ended exceed the 2%/25 % Guidelines.

For the four fiscal quarters ended March 31, 2014, our management fees and expenses and operating expenses totaled did not exceed the greater of 2 % of our average invested assets and 25 % of our net income.

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

13. Subsequent Events

Compass on the Bay Joint Venture

On April 4, 2014, through wholly-owned subsidiaries, we acquired for $11.7 million a 95 % interest in a joint venture entity that will own Compass on the Bay, located in Boston, MA. Compass on the Bay has a total of 56 beds in 39 units, which are dedicated to both assisted living and memory care. Senior Living Residences, LLC and its affiliates (collectively, “SLR”), which is not affiliated with us, is our joint venture partner. Prior to the completion of this transaction, Compass on the Bay was owned by SLR and a third-party entity. SLR specializes in the acquisition, development and management of senior housing communities. Based in Massachusetts, SLR owns or operates 10 senior living facilities in the New England area. We funded the purchase of our interest in Compass on the Bay with $ 5.4 million in proceeds from the sale of Series B preferred units of limited partnership interest in our Operating Partnership to the KKR Investor and an assumption of HUD debt in the amount of $ 6.6 million.

Effective April 8, 2014, the Company, the KKR Investor, and the Advisor amended the Transition Agreement dated February 10, 2013 to:

•	Clarify the definition of Net Asset Value as used in the agreement to incorporate an enterprise premium in the calculation of the Company’s net asset value. An enterprise premium is an estimate of the incremental value of the Company associated with the size and composition of the Company’s portfolio in light of then-current market conditions and whether the capital markets would warrant a premium for an assembled portfolio of like assets. This amendment clarifies the intention of the parties with regard to this matter and does not impact the estimated per share value of the Company’s common stock as announced on a Form 8-K filed on March 4, 2014.

•	To revise the definition of Invested Capital such that Invested Capital is not reduced if the Company repurchases shares of common stock from stockholders using proceeds from the issuance of preferred equity in the Company or the Operating Partnership.

Effective April 8, 2014, the Company, the Operating Partnership, and the Investor amended the Securities Purchase Agreement dated February 10, 2013 to, among other things:

•	Allow the Operating Partnership to issue up to $29 million of additional Series B Convertible Preferred Units of limited partnership interest of the Operating Partnership (“Series B Preferred Units”) to the Investor for the purpose of funding a repurchase of the Company’s stock under the tender offer.

•	Delay and potentially reduce the unused capital fee payable by the Company to the Investor during the first year of the term of the Securities Purchase Agreement, depending on the success of the tender offer.

In a tender offer filed with the SEC on April 10, 2014 , we announced an offer to purchase up to $35 million of the Company’s common stock at a price of $8.50 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest. The Tender Offer will close at 5PM EDT on May 23, 2014 unless extended or withdrawn. We will fund 80% of the first $30 million of share purchases using proceeds we receive from the Investor in exchange for the sale of Series B Preferred Units by our Operating Partnership, and 20% using cash on hand. We will fund any additional amounts needed to complete this tender offer using proceeds we receive from the Investor in exchange for the sale of additional Series B Preferred Units by our Operating Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward —looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 as listed with the SEC.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets.

•	changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2013 and this quarterly report on Form 10-Q.

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

On February 10, 2013, we entered into a series of agreements with the KKR Investor for the purpose of obtaining the KKR Equity Commitment. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $ 150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of March 31, 2014, we had issued and outstanding 12,608,606 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”).   All 1,000 shares of the Series C Preferred Stock were issued to the KKR Investor pursuant to the KKR Equity Commitment.   In addition, as of March 31, 2014 the Operating Partnership had issued and outstanding 193,000 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 193,000 Series B Convertible Preferred Units (the “Series B Preferred Units”).

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the KKR Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise or certain third party consents cannot be obtained in time, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect for a period of two years from the Transition Agreement date, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

We commenced our initial public offering of our common stock on June 20, 2008. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the distribution reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $ 8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $ 99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The DRIP offering shares were initially offered at a purchase price of $ 10.02 per share, which was 100 % of the then-current estimated per-share value of our common stock.  The DRIP offering shares are currently offered at a purchase price of $ 11.63 per share, which is our updated estimated per-share value of common stock as of February 28, 2014.

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

Despite the economic conditions discussed above, the demand for health care services is projected to continue to grow for the foreseeable future. According to The National Coalition on Healthcare, by 2016 nearly $ 1 in every $ 5 in the U.S. will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36 % between 2010 and 2020, compared with 9 % for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Results of Operations

As of March 31, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of March 31, 2014, we owned or had joint venture interests in 23 properties. These properties included sixteen assisted-living facilities and one independent-living facility, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment, one development stage assisted living facility, and one medical office building held as an unconsolidated entity. As of March 31, 2013, we owned or had joint venture interests in 20 properties. These properties included fourteen assisted-living facilities which comprised our senior housing segment, one medical office building, which comprised our MOB segment, three operating healthcare facilities, which comprised our triple-net leased segment and one medical office building and net leased healthcare facility held in unconsolidated entities. The results of our operations for the three months ended March 31, 2014 and 2013 are displayed accordingly.

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$5,043,000	$4,486,000	$557,000	12%
Triple-net leased properties	1,254,000	1,301,000	(47,000)	(4)%
Medical office building	211,000	210,000	1,000	0%
Total portfolio net operating income	$6,508,000	$5,997,000	$511,000	9%

Reconciliation to net income:
Net operating income, as defined (1)	$6,508,000	$5,997,000	$511,000	9%
Unallocated expenses (income):
General and administrative expenses	394,000	443,000	101,000	11%
Asset management fees and expenses	957,000	648,000	185,000	48%
Real estate acquisition costs and earn out costs	34,000	—	34,000	100%
Depreciation and amortization	2,920,000	2,391,000	529,000	22%
Interest expense, net	2,209,000	2,033,000	176,000	9%
Equity in loss (income) income from unconsolidated entities	85,000	(29,000)	114,000	(393)%
Net income attributable to the noncontrolling interests	519,000	—	519,000	100%
Net (loss) income	$(610,000)	$511,000	$(1,147,000)	(219)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2014 increased to $ 5.0 million from $ 4.5 million for the three months ended March 31, 2013 primarily as a result of the acquisition of Woodbury Mews and Standish Village.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$9,505,000	$6,949,000	$2,552,000	37%
Resident services and fee income	7,267,000	5,954,000	1,313,000	22%
Tenant reimbursement and other income	100,000	118,000	(18,000)	(15)%
Less:
Property operating and maintenance expenses	11,829,000	8,535,000	3,290,000	39%
Total portfolio net operating income	$5,043,000	$4,486,000	$557,000	12%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three month period ended March 31, 2014 of $1.3 million was comparable to net operating income for the three month period ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,309,000	$1,310,000	$(1,000)	0%
Tenant reimbursement and other income	164,000	217,000	(53,000)	(24)%
Less:
Property operating and maintenance expenses	219,000	226,000	7,000	(3)%
Total portfolio net operating income	$1,254,000	$1,301,000	$(47,000)	(4)%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three month period ended March 31, 2014 of $ 0.2 million was comparable to net operating income for the three month period ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$213,000	$213,000	$—	—%
Tenant reimbursement and other income	76,000	73,000	3,000	4%
Less:
Property operating and maintenance expenses	78,000	76,000	2,000	3%
Total portfolio net operating income	$211,000	$210,000	$1,000	0%

Unallocated (expenses) income

General and administrative expenses for the three month period ended March 31, 2014 of $ 0.4 million were comparable to general and administrative expenses for the three month period ended March 31, 2013.

Asset management fees for the three months ended March 31, 2014 increased to $ 1.0 million from 0.7 million for the three months ended March 31, 2013 as a result of a higher asset base and the incentive management fee earned in the current quarter. Depreciation and amortization for the same periods increased to $ 2.9 million from $ 2.4 million as a result of the acquisitions of Woodbury Mews and Standish Village in the fourth quarter of 2013.

Interest expense, net, for the three months ended March 31, 2014 increased to $ 2.2 million from $ 2.0 million for the three months ended March 31, 2013 as a result of the debt incurred for the acquisition of Woodbury Mews.

The Company recognized a loss from unconsolidated entities of $ 0.1 million for the three months ended March 31, 2014 as compared to income of $ 0.1 million for the three months ended March 31, 2013, which is primarily due to our equity interest in the operation of Physicians Centre MOB, acquired in April 2012 and Littleton Specialty Rehabilitation Center, which was sold in August 2013.

Liquidity and Capital Resources

Primary offering sales in our follow-on public offering had been suspended since April 29, 2011 and the final sale of shares under the related dividend reinvestment plan was completed on May 10, 2011. On June 12, 2013 we concluded the follow-on offering by deregistering all remaining unsold shares that had been registered in connection with the offering.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $ 99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $ 10.02, which was 100 % of the then-current estimated per-share value of our common stock.  The DRIP offering shares are currently offered at a purchase price of $ 11.63 per share, which is our updated estimated per-share value of our common stock as of February 28, 2014.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $ 150 million of equity funding to be used to finance future real estate acquisitions. Pursuant to the KKR Equity Commitment, we may issue and sell to the KKR Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $ 150 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership.

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

We intend to own our stabilized properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50 % to 65 % of the value of the asset. For development and value-added properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65 % to 75 % of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from public offerings, debt financing, the KKR Equity Commitment or a combination of these are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

As of March 31, 2014 we had approximately $ 20.7 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, the sale of preferred units of partnership interest in our Operating Partnership pursuant to the KKR Equity Commitment, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as net offering proceeds are expended in connection with the acquisition and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the three months ended March 31, 2014 and 2013 were $ 3.7 million and $ 2.6 million, respectively. The increase in cash flows from operations was primarily due to an increase in operating income of $ 0.5 million and the timing of cash receipts and payments.

Cash flows used in investing activities for the three months ended March 31, 2014 and 2013 were ($ 1.7) million and ($ 0.1) million, respectively. The 2014 increase was due primarily to the investment in Buffalo Crossing in January 2014.

Cash flows used in financing activities for the three months ended March 31, 2014 and 2013 were ($ 3.1) million and ($ 5.6) million, respectively. During the three months ended March 31, 2014 and 2013, the Company paid $ 0 and $ 2.8 million of fees and expenses in connection with the KKR Equity Commitment, and redeemed shares in the amount of $ 0.1 million and $ 0.6 million, respectively. In addition, the Company’s distribution payment for the three months ended March 31, 2014 and 2013 was $ 1.5 million due to a consistent annualized distribution rate of $ 0.50 per share of common stock.

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

Our calculations of FFO and MFFO for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to common stockholders	$(610,000)	$505,000
Adjustments:

Real estate depreciation and amortization	2,920,000	2,391,000
Joint venture depreciation and amortization	144,000	177,000
Funds from operations (FFO)	2,454,000	$3,073,000
Adjustments:
Straight-line rent and above/below market lease amortization	(132,000)	(167,000)
Real estate acquisition costs	34,000	—
Modified funds from operations (MFFO)	2,356,000	$2,906,000

Weighted average shares	12,611,127	12,800,657

FFO per weighted average shares	$0.19	$0.24
MFFO per weighted average shares	$0.19	$0.23

Distributions

Beginning on October 1, 2012, our board of directors declared distributions that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $ 0.475 per share (4.75 % based on share price of $ 10.00), and beginning April 1, 2013, our board of directors have declared distributions for daily record dates occurring in the second, third, and fourth quarters of 2013  and the first quarter of 2014 that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $ .50 per share (5.0 % based on share price of $ 10.00). The rate and frequency of distributions is subject to the discretion of our board of directors and may change from time to time based on our operating results and cash flow.

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2013	$1,493,000	$—	$1,493,000	$2,643,000
First quarter 2014	$1,486,000	$69,000	$1,555,000	$3,652,000

For the three months ended March 31, 2014 and 2013, we paid distributions, including distributions reinvested, aggregating approximately $ 1.6 million and $ 1.5 million, respectively to our stockholders. The distributions declared in the first quarter of 2014 to be reinvested in the Company’s common stock will result in 5,971 shares of common stock to be issued in April 2014. FFO for the three months ended March 31, 2014 was approximately $ 2.5 million and cash flow from operations was approximately $ 3.6 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2014, we had approximately $ 31.2 million of variable rate debt, the majority of which is at a rate tied to the 3-month LIBOR. A 1.0 % change in 3-Month LIBOR would result in a change in annual interest expense of approximately $ 0.3 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(c)	During the three months ended March 31, 2014, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available that may yet be Redeemed under the program
January	0		(1)
February	6,000		(1)
March	0		(1)
	6,000

(1)

As further discussed in Note 9 (Stockholders’ Equity) of the condensed consolidated financial statements included in this report, the stock repurchase program has been suspended since May 29, 2011 for all repurchases except repurchases in connection with the death of a stockholder. The plan does not specify a limit on the number of shares that may be repurchased upon the death of stockholders. On March 31, 2014, we informed our stockholders of the suspension of the share repurchase program following the March 2014 redemption date. The Company redeemed all stock repurchase requests received prior to March 31, 2014 due to death. Thereafter no shares will be repurchased until the repurchase program is reinstated.

Item 5.	Other Information

The Company held its annual meeting of stockholders on May 8, 2014. The matter submitted to the stockholders for a vote was (i) the election of eight directors to hold office for one-year terms ending in 2015.

The nominees submitted for election as directors were Billy Butcher, Romeo Cefalo, Barry Chase, Daniel Decker, Steven Pearson, John Mark Ramsey, Ronald Shuck and James Skorheim. The number of votes cast for and votes withheld for each of the director nominees was as follows:

Name	For	Withhold
Billy Butcher	1,000	0
Romeo Cefalo	6,289,154	210,090
Barry Chase	6,284,825	214,420
Daniel Decker	1,000	0
Steven Pearson	6,287,254	211,991
John Mark Ramsey	6,285,998	213,247
Ronald Shuck	6,291,906	207,338
James Skorheim	6,286,374	212,871

The elections for Billy Butcher and Daniel Decker were made by the holders of the Company’s Series C preferred stock, voting as a separate class. The remaining directors were elected by the holders of the Company’s common stock and Series C Preferred Stock, voting together as a single class.

A majority of the votes present in person or by proxy at the meeting was required for the election of the directors. As a result, all of the nominees were elected to serve as directors for one-year terms and until their successors are duly elected and qualified.

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 (incorporated by reference to Exhibit 3.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).

10.1	Fourth Amendment dated February 26, 2014 to Purchase and Sale Agreement dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership (incorporated by reference to Exhibit 10.26 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

10.2	Fifth Amendment dated March 31, 2014 to Purchase and Sale Agreement dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 8, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2014.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

