Form 10-Q
period 2014-06-30
Sentio Healthcare Properties Inc
filed 2014-08-12
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014, there were 11,464,924 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

 SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$18,072,000	$21,792,000
Investments in real estate:
Land	34,111,000	28,561,000
Buildings and improvements, net	194,680,000	192,495,000
Furniture, fixtures and vehicles, net	4,759,000	4,743,000
Intangible lease assets, net	7,735,000	9,420,000
	241,285,000	235,219,000
Deferred financing costs, net	1,921,000	1,966,000
Investment in unconsolidated entities	1,736,000	1,297,000
Tenant and other receivables, net	3,465,000	3,204,000
Deferred costs and other assets	4,815,000	3,469,000
Restricted cash	4,436,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$281,695,000	$276,842,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$186,514,000	$181,645,000
Accounts payable and accrued liabilities	5,856,000	5,367,000
Prepaid rent and security deposits	2,982,000	1,996,000
Distributions payable	1,540,000	1,589,000
Total liabilities	196,892,000	190,597,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,457,401 and 12,608,534 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	115,000	126,000
Additional paid-in capital	69,496,000	83,346,000
Accumulated deficit	(17,462,000)	(16,048,000)
Total stockholders' equity	52,149,000	67,424,000
Noncontrolling interests:
Series B preferred OP units	28,969,000	15,100,000
Other noncontrolling interest	3,685,000	3,721,000
Total equity	84,803,000	86,245,000
Total liabilities and equity	$281,695,000	$276,842,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:

Rental revenues	$12,175,000	$8,402,000	$23,202,000	$16,874,000
Resident fees and services	6,939,000	5,967,000	14,207,000	11,921,000
Tenant reimbursements and other income	378,000	402,000	718,000	810,000
	19,492,000	14,771,000	38,127,000	29,605,000
Expenses:
Property operating and maintenance	12,404,000	8,880,000	24,530,000	17,718,000
General and administrative	260,000	220,000	655,000	663,000
Asset management fees and expenses	984,000	746,000	1,941,000	1,394,000
Real estate acquisition costs	311,000	-	346,000	-
Depreciation and amortization	3,191,000	2,398,000	6,111,000	4,789,000
	17,150,000	12,244,000	33,583,000	24,564,000
Income from operations	2,342,000	2,527,000	4,544,000	5,041,000
Other (income) expense:
Interest expense, net	2,394,000	2,059,000	4,603,000	4,091,000
Equity in loss (income) from unconsolidated entities	115,000	(51,000)	200,000	(80,000)
Net (loss) income	(167,000)	519,000	(259,000)	1,030,000
Net income attributable to Series B OP Units	482,000	-	843,000	-
Net income attributable to noncontrolling interest	156,000	39,000	312,000	45,000
Net (loss) income attributable to common stockholders	$(805,000)	$480,000	$(1,414,000)	$985,000

Basic and diluted weighted average number of common shares	12,487,384	12,726,051	12,575,560	12,777,182

Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.06)	$0.04	$(0.11)	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000

Issuance of Common Stock	-	-	12,041	-	130,000	-	130,000	-	130,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	13,869,000	13,869,000
Redeemed Shares	-	-	(1,163,174)	(11,000)	(10,588,000)	-	(10,599,000)	-	(10,599,000)
Offering Costs	-	-	-	-	(297,000)	-	(297,000)	-	(297,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	293,000	293,000
Distributions	-	-	-	-	(3,095,000)	-	(3,095,000)	(1,484,000)	(4,579,000)
Net (loss) income	-	-	-	-	-	(1,414,000)	(1,414,000)	1,155,000	(259,000)
BALANCE - June 30, 2014	1,000	$-	11,457,401	$115,000	$69,496,000	$(17,462,000)	$52,149,000	$32,654,000	$84,803,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(259,000)	$1,030,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	280,000	211,000
Depreciation and amortization	6,111,000	4,789,000
Straight-line rent and above/below market lease amortization	(258,000)	(327,000)
Amortization of loan premium	(33,000)	(35,000)
Equity in loss (income) from unconsolidated entities	200,000	(80,000)
Bad debt expense	173,000	19,000
Deferred tax (benefit)	(582,000)	(530,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(34,000)	(108,000)
Deferred costs and other assets	(201,000)	613,000
Restricted cash	229,000	268,000
Prepaid rent and tenant security deposits	986,000	12,000
Accounts payable and accrued expenses	(108,000)	(697,000)
Net cash provided by operating activities	6,504,000	5,165,000

Cash flows from investing activities:
Real estate acquisitions	(5,364,000)	-
Additions to real estate	(770,000)	(334,000)
Purchase of an interest in an unconsolidated entity	(1,161,000)	-
Changes in restricted cash	(184,000)	(54,000)
Acquisition deposits	(419,000)	-
Distributions from unconsolidated entities	522,000	278,000
Net cash used in investing activities	(7,376,000)	(110,000)

Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	14,025,000	-
Redeemed shares	(10,599,000)	(904,000)
Repayment of notes payable	(1,412,000)	(1,131,000)
Offering costs	(129,000)	(13,000)
Deferred financing costs	(235,000)	(18,000)
Distributions paid to stockholders	(3,014,000)	(3,026,000)
Distributions paid to noncontrolling interests	(1,484,000)	(427,000)
Prepaid preferred stock offering costs	-	(4,004,000)
Net cash used in financing activities	(2,848,000)	(9,523,000)

Net (decrease) in cash and cash equivalents	(3,720,000)	(4,468,000)
Cash and cash equivalents - beginning of period	21,792,000	21,507,000
Cash and cash equivalents - end of period	$18,072,000	$17,039,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,382,000	$3,884,000
Cash paid for income taxes	$403,000	$133,000

Supplemental disclosure of non-cash financing and investing activities:
Note payable assumed in connection with a real estate acquisition	$6,314,000	$-
Equity contribution by noncontrolling interest	$293,000	$-
Distributions declared not paid	$1,452,000	$1,585,000
Distributions reinvested	$27,000	$-
Accrued preferred stock offering costs	$156,000	$70,000
Accrued tender offer costs	$168,000	$-
Accrued additions to real estate	$129,000	$-
Accrued deferred acquisition costs	$144,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At June 30, 2014, we owned approximately 77% and Sentinel RE Investment Holdings LP, an affiliate of Kohlberg & Kravis Roberts & Co. L.P., (the “KKR Investor”) owned the remaining interest in the Operating Partnership. We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2013 Annual Report on Form 10-K, as filed with the SEC.

3. Acquisitions

Compass on the Bay Joint Venture

On April 4, 2014, through wholly-owned subsidiaries, we invested approximately $5.4 million to acquire 95% of the respective equity interests in Sentio SLR Boston Portfolio, LLC (“Landlord LLC”) and Sentio SLR Boston TRS Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Landlord LLC and the Tenant LLC as the “SLR Joint Venture”). Landlord LLC, through its wholly-owned subsidiary, indirectly owns 100% of Compass on the Bay. Compass on the Bay has a total of 56 beds in 39 units, and provides both assisted living and memory care. Tenant LLC owns 100% of the tenant entity that operates the Compass on the Bay licensed community residential care facility. Bay View of Boston Associates Limited Partnership, a Senior Living Residences (“SLR”) affiliate, invested approximately $0.3 million to acquire the remaining 5% equity interests in Landlord LLC and Tenant LLC. SLR specializes in the acquisition, development, and management of senior housing communities. Based in Massachusetts, SLR owns or operates 10 senior living facilities in the New England area. As a result of the structure described above, the Company controls Landlord LLC and Tenant LLC and consolidates these entities. We funded the purchase of our interest in Compass on the Bay with $5.4 million in proceeds from the sale of preferred units of limited partnership interest in our Operating Partnership to the KKR Investor as further described in Note 10, and an assumption of HUD debt in the amount of $6.3 million, net.

The following summary provides the allocation of the acquired assets and liabilities as of the acquisition date. We have accounted for the acquisition as a business combination under GAAP. Under business combination accounting, the assets and liabilities of the acquired property were recorded at its respective fair value as of the acquisition date and consolidated in our financial statements. The details of the purchase price of the acquired property are set forth below:

Compass on the Bay
Land	$5,551,000
Buildings & improvements	4,756,000
Site improvements	69,000
Furniture & fixtures	392,000
Financial Assets	280,000
Intangible assets	652,000

Real estate acquisition	$11,700,000
Acquisition expenses	$289,000

The following unaudited pro forma information for the six month periods ended June 30, 2014 and 2013 have been prepared to reflect the incremental effect of the Compass on the Bay acquisition as if such acquisition had occurred on January 1, 2013. We have not adjusted the proforma information for any items that may be directly attributable to the business combination or are non-recurring in nature.

	Period ended June 30, 2014	Period ended June 30, 2013
Revenues	$39,795,000	$31,167,000
Net (loss) income	$(1,537,000)	$1,044,000
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.12)	$0.08

The Company recorded revenues of $0.8 million and a net loss of $0.2 million for the six month period ended June 30, 2014 for the Compass on the Bay acquisition.

4. Investments in Real Estate

As of June 30, 2014, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures, and equipment	Intangible lease assets
Cost	$34,111,000	$212,084,000	$8,143,000	$22,167,000
Accumulated depreciation and amortization	-	(17,404,000)	(3,384,000)	(14,432,000)
Net	$34,111,000	$194,680,000	$4,759,000	$7,735,000

As of December 31, 2013, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures, and equipment	Intangible lease assets
Cost	$28,561,000	$206,720,000	$7,505,000	$21,515,000
Accumulated depreciation and amortization	-	(14,225,000)	(2,762,000)	(12,095,000)
Net	$28,561,000	$192,495,000	$4,743,000	$9,420,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended June 30, 2014 and 2013 was approximately $1.9 million and $1.4 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the six months ended June 30, 2014 and 2013 was approximately $3.8 million and $2.9 million, respectively.

Amortization associated with intangible assets for the three months ended June 30, 2014 and 2013 was $1.3 million and $1.0 million, respectively. Amortization associated with intangible assets for the six months ended June 30, 2014 and 2013 was $2.3 million and $1.9 million, respectively.

Estimated amortization for July 1, 2014 through December 31, 2014 and each of the subsequent years is as follows:

Intangible assets
July 1, 2014 - December 1, 2014	$1,263,000
2015	$499,000
2016	$497,000
2017	$497,000
2018	$475,000
2019 and thereafter	$4,504,000

The estimated useful lives for intangible assets range from approximately one to 20 years. As of June 30, 2014, the weighted-average amortization period for intangible assets was 15 years.

5. Investments in Unconsolidated Entities

As of June 30, 2014, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$575,000	71.9%
Buffalo Crossing	Assisted-Living Facility	January 2014	1,161,000	25.0%
			$1,736,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$872,000	$97,000
Investments in real estate, net	13,163,000	8,888,000
Other assets	582,000	359,000
Total assets	$14,617,000	$9,344,000

Notes payable	$8,473,000	$7,472,000
Accounts payable and accrued liabilities	1,186,000	73,000
Other liabilities	184,000	52,000
Total stockholders’ equity	4,774,000	1,747,000
Total liabilities and equity	$14,617,000	$9,344,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014(1)(2)	2013(2)(3)	2014(1)(2)	2013(2)(3)
Total revenues	$393,000	$685,000	$790,000	$1,393,000
Net (loss) income	(160,000)	45,000	(273,000)	59,000
Company’s equity in loss (income) from unconsolidated entities	115,000	(51,000)	200,000	(80,000)

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing was accounted for under the equity method of accounting beginning with the first quarter of 2014.
(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and was accounted for under the equity method of accounting beginning with the second quarter of 2012.
(3)	Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner notified the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013.

6. Income Taxes

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

The Master TRS recognized a $0.2 million benefit and a $0.1 million expense for Federal and State income taxes in the three months ended June 30, 2014 and 2013, respectively, and a $0.3 million benefit and a $0.2 million expense for Federal and State income taxes in the six months ended June 30, 2014 and 2013, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $2.5 million at June 30, 2014 and $1.9 million at December 31, 2013, respectively, related primarily to book and tax basis differences for prepaid rent, straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2014, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

7. Segment Reporting

As of June 30, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net (loss) income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment

Rental revenue	$10,653,000	$1,309,000	$213,000	$12,175,000	$6,879,000	$1,309,000	$214,000	$8,402,000
Resident services and fee income	6,939,000	-	-	6,939,000	5,967,000	-	-	5,967,000
Tenant reimbursements and other income	94,000	208,000	76,000	378,000	108,000	219,000	75,000	402,000
	$17,686,000	$1,517,000	$289,000	$19,492,000	$12,954,000	$1,528,000	$289,000	$14,771,000
Property operating and maintenance	12,115,000	219,000	70,000	12,404,000	8,578,000	227,000	75,000	8,880,000
Net operating income	$5,571,000	$1,298,000	$219,000	$7,088,000	$4,376,000	$1,301,000	$214,000	$5,891,000
General and administrative				260,000				220,000
Asset management fees and expenses				984,000				746,000
Real estate acquisition costs				311,000				-
Depreciation and amortization				3,191,000				2,398,000
Interest expense, net				2,394,000				2,059,000
Equity in loss (income) from unconsolidated entities				115,000				(51,000)
Net (loss) income				$(167,000)				$519,000

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment

Rental revenue	$20,157,000	$2,618,000	$427,000	$23,202,000	$13,828,000	$2,619,000	$427,000	$16,874,000
Resident services and fee income	14,207,000	-	-	14,207,000	11,921,000	-	-	11,921,000
Tenant reimbursements and other income	193,000	372,000	153,000	718,000	226,000	437,000	147,000	810,000
	$34,557,000	$2,990,000	$580,000	$38,127,000	$25,975,000	$3,056,000	$574,000	$29,605,000
Property operating and maintenance	23,944,000	438,000	148,000	24,530,000	17,115,000	453,000	150,000	17,718,000
Net operating income	$10,613,000	$2,552,000	$432,000	$13,597,000	$8,860,000	$2,603,000	$424,000	$11,887,000
General and administrative				655,000				663,000
Asset management fees and expenses				1,941,000				1,394,000
Real estate acquisition costs				346,000				-
Depreciation and amortization				6,111,000				4,789,000
Interest expense, net				4,603,000				4,091,000
Equity in loss (income) from unconsolidated entities				200,000				(80,000)
Net (loss) income				$(259,000)				$1,030,000

The following table reconciles the segment activity to consolidated financial position as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Assets
Investments in real estate:
Senior living operations	$192,214,000	$185,116,000
Triple-net leased properties	41,373,000	42,248,000
Medical office building	7,698,000	7,855,000
Total reportable segments	$241,285,000	$235,219,000

Reconcilation to consolidated assets:
Cash and cash equivalents	18,072,000	21,792,000
Deferred financing costs, net	1,921,000	1,966,000
Investment in unconsolidated entities	1,736,000	1,297,000
Tenant and other receivables, net	3,465,000	3,204,000
Deferred costs and other assets	4,815,000	3,469,000
Restricted cash	4,436,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$281,695,000	$276,842,000

As of June 30, 2014 and December 31, 2013, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

8. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, restricted cash, prepaid rent and security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. We consider the carrying values of our financial instruments, other than notes payable, to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $182.0 million and $178.4 million, compared to the carrying values of $186.4 million ($186.5 million, net of premium) and $181.3 million ($181.7 million, net of premium) at June 30, 2014 and December 31, 2013, respectively.

There were no transfers between Level 1 or 2 during the three and six months ended June 30, 2014.

9. Notes Payable

Notes payable were $186.4 million ($186.5 million, including premium) and $181.3 million ($181.7 million, including premium) as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 4.89% per annum. As of June 30, 2014, notes payable consisted of $155.3 million of fixed rate debt, or approximately 83% of notes payable, at a weighted average interest rate of 5.13% per annum and $31.1 million of variable rate debt, or approximately 17% of notes payable, at a weighted average interest rate of 3.68% per annum. As of December 31, 2013, we had $150.0 million of fixed rate debt, or 83% of notes payable, at a weighted average interest rate of 5.17% per annum and $31.3 million of variable rate debt, or 17% of notes payable, at a weighted average interest rate of 3.68% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2014, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for July 1, 2014 to December 31, 2014 and each of the subsequent years is as follows:

Year	Principal amount
July 1, 2014 to December 31, 2014	$26,481,000
2015	15,246,000
2016	2,878,000
2017	14,702,000
2018	26,995,000
2019 and thereafter	100,131,000
$186,433,000
Add: premium	81,000
$186,514,000

On April 4, 2014, the Company acquired a 95% interest in the SLR Joint Venture subject to existing indebtedness of two loans that totaled approximately $6.6 million. The Company assumed a note payable in the amount of approximately $3.9 million with the rate of interest fixed at 3.32% and a 35 year term. In addition, the Company assumed a loan payable in the amount of approximately $2.7 million with the rate of interest fixed at 5.65% and a 35 year term. These notes payable are secured by the underlying real estate.

We intend to extend a $25 million loan that matures on October 21, 2014. The terms of this loan provide for two, one-year extension options, requiring the payment of a 25 basis point fee as well as compliance with loan financial covenants for each exercise.

Interest Expense and Deferred Financing Cost

For the six months ended June 30, 2014 and 2013, the Company incurred interest expense, including amortization of deferred financing costs of $2.4 million and $2.1 million, respectively. As of June 30, 2014 and December 31, 2013, the Company’s net deferred financing costs were approximately $1.9 million and $2.0 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2014 and December 31, 2013, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds, respectively, in our initial and follow-on public offerings.

On April 10, 2014, we announced the commencement of an issuer tender offer to purchase for cash up to $35 million of our issued and outstanding shares of common stock from stockholders at a price of $8.50 per share. On May 22, 2014, we amended the tender offer to increase the purchase price to $9.00 per share and to extend the tender offer expiration date. The tender offer expired on June 12, 2014. We purchased 1,113,213 shares of our common stock pursuant to the tender offer for an aggregate cost of approximately $10.0 million, excluding fees and expenses related to the tender offer paid by the Company. The tender offer was funded by a sale of Series B Preferred Units to the KKR Investor on June 18, 2014 which is further discussed below, and the remainder from the Company’s existing cash.

Preferred Stock and OP Units

As of June 30, 2014 and December 31, 2013 we had issued 1,000 and 1,000 shares of Series C Preferred Stock and 334,260 and 193,000 Series B Preferred Convertible Operating Partnership Units to the KKR Investor for gross proceeds of $33.5 million and $19.4 million, respectively. The Series B Preferred Convertible Operating Partnership Units outstanding are classified within noncontrolling interests and are convertible into approximately 3,335,928 shares of the Company’s common stock.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5% per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

After giving effect to the Series C Preferred Stock and Series B Preferred Units issued at June 30, 2014, 1,252,000 Series B Preferred Units remained issuable under the Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed real estate acquisition.

On April 4, 2014, in connection with a put exercise to the KKR Investor, we issued 54,000 Series B Preferred Units in our Operating Partnership to the KKR Investor for proceeds of $5.4 million, which are convertible into approximately 538,922 shares of the Company’s common stock at the currently effective conversion price.

On June 18, 2014, in connection with a put exercise to the KKR Investor, we issued 87,260 Series B Preferred Units in our Operating Partnership to the KKR Investor for proceeds of $8.7 million, which are convertible into approximately 870,858 shares of the Company’s common stock at the currently effective conversion price.

Distributions

The following are the distributions declared during the six months ended June 30, 2014 and 2013:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2013	$1,493,000	$-	1,493,000	2,643,000
Second quarter 2013	$1,585,000	$-	1,585,000	2,522,000
First quarter 2014	$1,486,000	$69,000	1,555,000	3,652,000
Second quarter 2014	$1,452,000	$88,000	1,540,000	2,852,000

Beginning October 1, 2012, our board of directors declared distributions for daily record dates occurring in the first and second quarters of 2013 in amounts per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $0.475 per share (4.75% based on share price of $10.00). Beginning April 1, 2013, our board of directors declared distributions for daily record dates occurring in the first and second quarters of 2014 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on a share price of $10.00).

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

During the three and six months ended June 30, 2014, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Price Paid per Share
First quarter 2014	6,000	$11.63
Second quarter 2014	43,962	11.63

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of June 30, 2014 there were 334,260 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

On February 10, 2013, in connection with the initial execution of the transactions with the KKR Investor (See Note 10), we entered into a Transition to Internal Management Agreement (the “Transition Agreement”) with our Advisor and the KKR Investor. The Transition Agreement provides, following the satisfaction of certain conditions, for certain amendments to the advisory agreement between us and the Advisor and sets forth the terms for our transition to an internal management structure.

The terms of our advisory agreement with our Advisor and the terms of the Transition Agreement are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the proxy statement related to our 2013 annual meeting of stockholders as filed with the SEC on April 9, 2013.

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three and six months ended June 30, 2014 and June 30, 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asset management fees and expenses	$984,000	$746,000	$1,941,000	$1,394,000

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

For the four fiscal quarters ended June 30, 2014, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

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

14. Subsequent Events

On July 21, 2014, through wholly-owned subsidiaries, we became obligated to acquire real estate property (“St. Andrews Village”) from ERB PROPCO SAV, LLC, which is not affiliated with us, for an approximate purchase price of $42.5 million. St. Andrews Village is a retirement community which consists of 146 independent living units, 60 assisted living units, and 40 skilled nursing facility units in Aurora, Colorado. Except with respect to specific contingencies, we do not have the right to terminate the agreement of sale without seller’s consent. We expect to fund the purchase of St. Andrews Village with proceeds from the sale of preferred units of limited partnership interest in Sentio Healthcare Properties OP, L.P., our operating partnership to the KKR Investor in accordance with a securities purchase agreement executed on February 10, 2013, and with proceeds from a mortgage loan from an unaffiliated lender.

Pursuant to the agreement of sale, we have paid an aggregate deposit of $1.5 million to an escrow account, and we are obligated to pay a portion of certain closing costs, including, but not limited to attorney fees, certain title insurance premiums, survey costs, recording costs and escrow charges. The deposit became non-refundable except with respect to specific contingencies upon the expiration of the due diligence.  Although most contingencies have been satisfied and we expect to close in accordance with the terms of the Agreement, there can be no assurance that remaining contingencies will be satisfied or that events will not arise that could prevent us from acquiring the property.

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets.

•	changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2013.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate. We invest primarily in real estate including health care properties and other real estate related assets located in markets in the United States.

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

As of June 30, 2014, we had issued and outstanding 11,457,401 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”).   All 1,000 shares of the Series C Preferred Stock were issued to the KKR Investor pursuant to the KKR Equity Commitment.   In addition, as of June 30, 2014 the Operating Partnership had issued and outstanding 11,457,401 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 334,260 Series B Convertible Preferred Units (the “Series B Preferred Units”).

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

Results of Operations

As of June 30, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of June 30, 2014, we owned or had joint venture interests in 24 properties. These properties included 17 assisted-living facilities and one independent-living facility, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, three operating healthcare facilities, which comprise our triple-net leased segment, one development stage assisted living facility, and one medical office building held as an unconsolidated entity. As of June 30, 2013, we owned or had joint venture interests in 20 properties. These properties included 14 assisted-living facilities which comprised our senior housing segment, one medical office building, which comprised our MOB segment, three operating healthcare facilities, which comprised our triple-net leased segment and one medical office building and one net leased healthcare facility held in unconsolidated entities. The Woodbury Mews and Standish Village senior living investments were acquired in the fourth quarter of 2013 and the Compass senior living investment was acquired in the second quarter of 2014. The equity interest in Littleton Specialty Rehabilitation Center was sold in August 2013. The results of our operations for the three and six months ended June 30, 2014 and 2013 vary accordingly.

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended
	June 30,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$5,571,000	$4,376,000	$1,195,000	27%
Triple-net leased properties	1,298,000	1,301,000	(3,000)	0%
Medical office building	219,000	214,000	5,000	2%
Total portfolio net operating income	$7,088,000	$5,891,000	$1,197,000	20%

Reconciliation to net (loss) income:
Net operating income, as defined (1)	$7,088,000	$5,891,000	$1,197,000	20%
Other (income) expense:
General and administrative	260,000	220,000	40,000	18%
Asset management fees and expenses	984,000	746,000	238,000	32%
Real estate acquisition costs	311,000	-	311,000	100%
Depreciation and amortization	3,191,000	2,398,000	793,000	33%
Interest expense, net	2,394,000	2,059,000	335,000	16%
Equity in loss (income) income from unconsolidated entities	115,000	(51,000)	166,000	(325)%
Net (loss) income	$(167,000)	$519,000	$(686,000)	(132)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2014 increased to $5.6 million from $4.4 million for the three months ended June 30, 2013 primarily as a result of the acquisition of the Woodbury Mews and Standish Village in the fourth quarter of 2013 and Compass on the Bay in the second quarter of 2014.

	Three Months Ended
	June 30,
	2014	2013	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$10,653,000	$6,879,000	$3,774,000	55%
Resident services and fee income	6,939,000	5,967,000	972,000	16%
Tenant reimbursement and other income	94,000	108,000	(14,000)	(13)%
Less:
Property operating and maintenance expenses	12,115,000	8,578,000	3,537,000	41%
Total portfolio net operating income	$5,571,000	$4,376,000	$1,195,000	27%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three month period ended June 30, 2014 of $1.3 million was comparable to net operating income for the three month period ended June 30, 2013.

	Three Months Ended
	June 30,
	2014	2013	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,309,000	$1,309,000	$-	0%
Tenant reimbursement and other income	208,000	219,000	(11,000)	(5)%
Less:
Property operating and maintenance expenses	219,000	227,000	(8,000)	(4)%
Total portfolio net operating income	$1,298,000	$1,301,000	$(3,000)	0%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three month period ended June 30, 2014 of $0.2 million was comparable to net operating income for the three month period ended June 30, 2013.

	Three Months Ended
	June 30,
	2014	2013	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$213,000	$214,000	$(1,000)	0%
Tenant reimbursement and other income	76,000	75,000	1,000	1%
Less:
Property operating and maintenance expenses	70,000	75,000	(5,000)	(7)%
Total portfolio net operating income	$219,000	$214,000	$5,000	2%

Unallocated (expenses) income

General and administrative expenses for the three month period ended June 30, 2014 of $0.3 million were comparable to general and administrative expenses for the three month period ended June 30, 2013.

Asset management fees for the three months ended June 30, 2014 increased to $1.0 million from $0.7 million for the three months ended June 30, 2013 as a result of a higher asset base and the incentive management fees earned in the current quarter, resulting from a higher base of assets under management. Depreciation and amortization for the same periods increased to $3.2 million from $2.4 million as a result of additional depreciation and amortization from acquisitions, driven by higher amortization of the in-place leases related to the acquisition of Woodbury Mews and Standish Village in the fourth quarter of 2013.

Interest expense, net, for the three months ended June 30, 2014 increased to $2.4 million from $2.1 million for the three months ended June 30, 2013 as a result of the debt incurred for acquisitions that occurred in the fourth quarter of 2013.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended June 30, 2014 as compared to income of $0.1 million for the three months ended June 30, 2013, as the result of the sale of our equity interest in Littleton Specialty Rehabilitation Center in August 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$10,613,000	$8,860,000	1,753,000	20%
Triple-net leased properties	2,552,000	2,603,000	(51,000)	(2)%
Medical office building	432,000	424,000	8,000	2%
Total portfolio net operating income	$13,597,000	$11,887,000	1,710,000	14%

Reconciliation to net (loss) income:
Net operating income, as defined (1)	$13,597,000	$11,887,000	1,710,000	14%
Other (income) expense:
General and administrative	655,000	663,000	(8,000)	(1)%
Asset management fees and expenses	1,941,000	1,394,000	547,000	39%
Real estate acquisitions costs	346,000	-	346,000	100%
Depreciation and amortization	6,111,000	4,789,000	1,322,000	28%
Interest expense, net	4,603,000	4,091,000	512,000	13%
Equity in loss (income) from unconsolidated entities	200,000	(80,000)	280,000	(350)%
Net (loss) income	$(259,000)	$1,030,000	$(1,289,000)	(125)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2014 increased to $10.6 million from $8.9 million for the six months ended June 30, 2013. The increase is primarily due to the acquisitions of Woodbury Mews, Standish Village, and Compass on the Bay, but also reflects higher levels of care for several senior living properties in the portfolio.

	Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$20,157,000	$13,828,000	$6,329,000	46%
Resident services and fee income	14,207,000	11,921,000	2,286,000	19%
Tenant reimbursement and other income	193,000	226,000	(33,000)	(15)%
Less:
Property operating and maintenance expenses	23,944,000	17,115,000	6,829,000	40%
Total portfolio net operating income	$10,613,000	$8,860,000	$1,753,000	20%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the six month period ended June 30, 2014 of $2.6 million is comparable to net operating income for the six months ended June 30, 2013.

	Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$2,618,000	$2,619,000	$(1,000)	0%
Tenant reimbursement and other income	372,000	437,000	(65,000)	(15)%
Less:
Property operating and maintenance expenses	438,000	453,000	(15,000)	(3)%
Total portfolio net operating income	$2,552,000	$2,603,000	$(51,000)	(2)%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the six month period ended June 30, 2014 of $0.4 million is comparable to net operating income for the six months ended June 30, 2013.

	Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$427,000	$427,000	$-	0%
Tenant reimbursement and other income	153,000	147,000	6,000	4%
Less:
Property operating and maintenance expenses	148,000	150,000	(2,000)	(1)%
Total portfolio net operating income	$432,000	$424,000	$8,000	2%

Unallocated (expenses) income

General and administrative expenses of $0.7 million for the six months ended June 30, 2014 was comparable to the corresponding amount for the six months ended June 30, 2013.

Asset management fees for the six months ended June 30, 2014 increased to $1.9 million from $1.4 million in the six months ended June 30, 2013 as a result of a higher base of assets under management and higher incentive asset management fees earned in the 2014 period. Depreciation and amortization for the same periods increased to $6.1 million from $4.8 million, as a result of additional depreciation and amortization from acquisitions, driven by higher amortization of the in-place leases related to the acquisition of Woodbury Mews and Standish Village in the fourth quarter of 2013.

For the six months ended June 30, 2014, real estate acquisition costs were $0.3 million, consisting primarily of costs associated with the Compass on the Bay acquisition. There were not comparable costs in the 2013 six-month period.

Interest expense, net, for the six months ended June 30, 2014 increased to $4.6 million from $4.1 million for the six months ended June 30, 2013, principally due to higher debt levels associated with acquisitions.

Income from unconsolidated entities decreased to a $0.2 million loss for the six months ended June 30, 2014 from $0.1 million of income for the six months ended June 30, 2013, due primarily to the sale of our interest in the Littleton Specialty Rehabilitation Center.

Liquidity and Capital Resources

Primary offering sales in our follow-on public offering were suspended in April 29, 2011 and the final sale of shares under the related dividend reinvestment plan was completed on May 10, 2011. On June 12, 2013, we concluded the follow-on offering by deregistering all remaining unsold shares that had been registered in connection with the offering.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02, which was 100% of the then-current estimated per-share value of our common stock.  The DRIP offering shares are currently offered at a purchase price of $11.63 per share, which reflects our estimated per-share value of our common stock as of February 28, 2014.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $150 million of equity funding to be used to finance future real estate acquisitions. Pursuant to the KKR Equity Commitment, we may issue and sell to the KKR Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership. As of June 30, 2014, approximately $125.1 million of this commitment is available for acquistions.

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

As of June 30, 2014 we had approximately $18.1 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, the sale of preferred units of partnership interest in our Operating Partnership pursuant to the KKR Equity Commitment, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as net offering proceeds are expended in connection with the acquisition and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the six months ended June 30, 2014 and 2013 were $6.5 million and $5.2 million, respectively. The increase in cash flows from operations was primarily due to an increase in operating income of $0.6 million and the timing of cash receipts and payments, including an increase in deferred revenue of approximately $0.6 million.

Cash flows used in investing activities for the six months ended June 30, 2014 and 2013 were $7.4 million and $0.1 million, respectively. The 2014 increase was due primarily to the investments in Buffalo Crossing and Compass on the Bay in 2014.

Cash flows used in financing activities for the six months ended June 30, 2014 and 2013 were $2.8 million and $9.5 million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and redemption of the Company’s common shares. During the six months ended June 30, 2014, the Company received $14.0 million of proceeds from the issuance of Series B Preferred units, redeemed $10.6 million off its common shares and paid $1.5 million of distributions to noncontrolling interests, principally to the investor in the Series B Preferred units. During the six months ended June 30, 2013, the Company received no proceeds from the issuance of Series B Preferred units, redeemed $0.9 million of its common shares, paid $0.4 million of distributions to noncontrolling interests and paid $4.0 million of fees and expenses in connection with the KKR Equity Commitment.

We intend to extend a $25 million loan that matures on October 21, 2014. The terms of this loan provide for two, one-year extension options, requiring the payment of a 25 basis point fee as well as compliance with loan financial covenants for each exercise.

We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and recurring principal payments due on our borrowings in the next 12 months. We expect to fund stockholder distributions from cash on hand and from the excess cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

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

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by the accounting principles generally accepted in the United States of America (“GAAP”), and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions, as well as dividend sustainability.

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

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following considerations:

•	Adjustments for straight line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition expenses include those paid to our advisor and to third parties.

•	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.

•	Unrealized gains or losses resulting from consolidation to, or deconsolidation from equity accounting.

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

Our calculations of FFO and MFFO for the three and six months ended June 30, 2014 and 2013 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(805,000)	$480,000	$(1,414,000)	$985,000
Adjustments:
Real estate depreciation and amortization	3,191,000	2,398,000	6,111,000	4,789,000
Joint venture depreciation and amortization	146,000	178,000	290,000	355,000
Funds from operations (FFO)	2,532,000	3,056,000	4,987,000	6,129,000
Adjustments:
Straight-line rent and above/below market lease amortization	(111,000)	(180,000)	(258,000)	(369,000)
Real estate acquisition costs	311,000	-	346,000	-
Modified funds from operations (MFFO)	2,732,000	2,876,000	5,075,000	5,760,000

Weighted average common shares	12,487,384	12,726,051	12,575,560	12,777,182

FFO per weighted average common shares	$0.20	$0.24	$0.40	$0.48
MFFO per weighted average common shares	$0.22	$0.23	$0.40	$0.45

Distributions

Beginning October 1, 2012, our board of directors declared distributions for daily record dates occurring in the first and second quarters of 2013 in amounts per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $0.475 per share (4.75% based on share price of $10.00). Beginning April 1, 2013, our board of directors declared distributions for daily record dates occurring in the first and second quarters of 2014 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on a share price of $10.00).

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

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2013	$1,493,000	$—	$1,493,000	$2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000
First quarter 2014	1,486,000	69,000	1,555,000	3,652,000
Second quarter 2014	1,452,000	88,000	1,540,000	2,852,000

For the six months ended June 30, 2014 and 2013, we paid distributions, including distributions reinvested, aggregating approximately $3.1 million and $3.0 million, respectively to our stockholders. The distributions declared in the second quarter of 2014 to be reinvested in the Company’s common stock resulted in 7,523 shares of common stock being issued in July 2014. FFO for the six months ended June 30, 2014 was approximately $5.0 million and cash flow from operations was approximately $6.5 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2014, we had approximately $31.1 million of variable rate debt, the majority of which is at a rate tied to the three-month LIBOR. A 1.0% change in three-Month LIBOR would result in a change in annual interest expense of approximately $0.3 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(a)

On April 4, 2014, in connection with the third put exercise pursuant to the KKR Equity Commitment, we issued 54,000 Series B Preferred Units in our Operating Partnership to the KKR Investor. On June 18, 2014, in connection with the fourth put exercise pursuant to the KKR Equity Commitment, we issued an additional 87,260 Series B Preferred Units in our Operating Partnership to the KKR Investor. The put exercises were made pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated by the SEC thereunder. The terms of the put exercises were disclosed in the Company’s current reports on Form 8-K filed with the SEC on April 8, 2014 and June 20, 2014.

(c)	During the six months ended June 30, 2014, we repurchased shares pursuant to (i) our stock repurchase program and (ii) our issuer tender offer (described below), as follows:

					Approximate Dollar
					Value
	Total Number	Average	Total Number of Shares		of Shares Available that
	of Shares	Price Paid	Purchased as Part of Publicly		may yet be Redeemed
Period	Redeemed	per Share	Announced Plans or Programs		under the program
January	0	$-	0		(1)
February	6,000	11.63	6,000		(1)
March	0	-	0		(1)
April	43,961	11.63	43,961		(1)
May	0	-	0		(1)
June	1,113,213	9.00	1,113,213	(2)	(1)
	1,163,174

(1)

As further discussed in Note 10 (Stockholders’ Equity) to the condensed consolidated financial statements included in this report, the stock repurchase program has been suspended since May 29, 2011 for all repurchases except repurchases in connection with the death of a stockholder. The plan does not specify a limit on the number of shares that may be repurchased upon the death of stockholders. On March 31, 2014, we informed our stockholders of the suspension of the share repurchase program following the March 2014 redemption date. The Company redeemed all stock repurchase requests received prior to March 31, 2014 due to death. Thereafter no shares will be repurchased until the repurchase program is reinstated.

(2)	On April 10, 2014, we announced the commencement of an issuer tender offer to purchase for cash up to $35 million of our issued and outstanding shares of common stock from stockholders at a price of $8.50 per share. On May 22, 2014, we amended the tender offer to increase the purchase price to $9.00 per share and to extend the tender offer expiration date. The tender offer expired on June 12, 2014. We purchased 1,113,213 shares of our common stock pursuant to the tender offer for an aggregate cost of approximately $10.0 million, excluding fees and expenses related to the tender offer paid by the Company.

Item 5.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 (incorporated by reference to Exhibit 3.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).

10.1

Second Amendment Agreement, dated April 8, 2014, by and among Sentinel RE Investment Holdings LP, the Company and the Operating Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 10, 2014)

10.2

Amendment No. 1 to the Transition to Internal Management Agreement, dated April 8, 2014, by and among the Company, the Operating Partnership, Sentinel RE Investment Holdings LP and Sentio Investments, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 10, 2014)

10.3	Amendment No. 2 to the Transition to Internal Management Agreement, dated April 8, 2014, by and among the Company, the Operating Partnership, Sentinel RE Investment Holdings LP and Sentio Investments, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on April 10, 2014)

10.4	Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, and ERB Propco SAV LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2014.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

