Form 10-Q
period 2014-09-30
Sentio Healthcare Properties Inc
filed 2014-11-13
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 6, 2014, there were 11,472,765 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$20,121,000	$21,792,000
Investments in real estate:
Land	39,462,000	28,561,000
Buildings and improvements, net	228,521,000	192,495,000
Furniture, fixtures and vehicles, net	5,673,000	4,743,000
Intangible lease assets, net	7,590,000	9,420,000
	281,246,000	235,219,000
Deferred financing costs, net	2,398,000	1,966,000
Investment in unconsolidated entities	1,648,000	1,297,000
Tenant and other receivables, net	3,796,000	3,204,000
Deferred costs and other assets	5,084,000	3,469,000
Restricted cash	4,868,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$325,126,000	$276,842,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$218,871,000	$181,645,000
Accounts payable and accrued liabilities	5,834,000	5,367,000
Prepaid rent and security deposits	3,552,000	1,996,000
Distributions payable	1,445,000	1,589,000
Total liabilities	229,702,000	190,597,000
Equity:
Preferred Stock Series C , $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,464,924 and 12,608,534 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	115,000	126,000
Additional paid-in capital	68,147,000	83,346,000
Accumulated deficit	(18,043,000)	(16,048,000)
Total stockholders' equity	50,219,000	67,424,000
Noncontrolling interests:
Series B preferred OP units	41,680,000	15,100,000
Other noncontrolling interest	3,525,000	3,721,000
Total equity	95,424,000	86,245,000
Total liabilities and equity	$325,126,000	$276,842,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Rental revenues	$12,699,000	$8,499,000	$35,901,000	$25,373,000
Resident fees and services	7,247,000	6,195,000	21,454,000	18,115,000
Tenant reimbursements and other income	394,000	403,000	1,112,000	1,212,000
	20,340,000	15,097,000	58,467,000	44,700,000
Expenses:
Property operating and maintenance	12,570,000	9,181,000	37,100,000	26,899,000
General and administrative	283,000	523,000	938,000	1,186,000
Asset management fees	1,045,000	732,000	2,986,000	2,125,000
Real estate acquisition costs	762,000	-	1,108,000	-
Depreciation and amortization	2,785,000	1,528,000	8,896,000	6,317,000
	17,445,000	11,964,000	51,028,000	36,527,000
Income from operations	2,895,000	3,133,000	7,439,000	8,173,000
Other (income) expense:
Interest expense, net	2,535,000	2,031,000	7,138,000	6,121,000
Equity in loss (income) from unconsolidated entities	50,000	56,000	249,000	(24,000)
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	-	(1,701,000)
Net Income	310,000	2,747,000	52,000	3,777,000
Net income attributable to Series B OP Units	749,000	-	1,592,000	-
Net income attributable to noncontrolling interest	143,000	215,000	455,000	260,000
Net (loss) income attributable to common stockholders	$(582,000)	$2,532,000	$(1,995,000)	$3,517,000

Basic and diluted weighted average number of common shares	11,463,082	12,673,194	12,397,422	12,756,221

Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.05)	$0.20	$(0.16)	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Preferred Stock		Common Stock
							Total
	Number of	Stock Par	Number of	Stock Par	Additional	Accumulated	Stockholders'	Noncontrolling
	Shares	Value	Shares	Value	Paid-In Capital	Deficit	Equity	Interest	Total
BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000
	-	-	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	19,564	-	218,000	-	218,000	-	218,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	26,582,000	26,582,000
Redeemed Shares	-	-	(1,163,174)	(11,000)	(10,588,000)	-	(10,599,000)	-	(10,599,000)
Offering Costs	-	-	-	-	(289,000)	-	(289,000)	-	(289,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	293,000	293,000
Distributions	-	-	-	-	(4,540,000)	-	(4,540,000)	(2,538,000)	(7,078,000)
Net (loss) income	-	-	-	-	-	(1,995,000)	(1,995,000)	2,047,000	52,000
BALANCE - September 30, 2014	1,000	$-	11,464,924	$115,000	$68,147,000	$(18,043,000)	$50,219,000	$45,205,000	$95,424,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$52,000	$3,777,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	421,000	308,000
Depreciation and amortization	8,896,000	6,317,000
Straight-line rent and above/below market lease amortization	(442,000)	(487,000)
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)
Amortization of loan premium	(47,000)	(52,000)
Equity in loss (income) from unconsolidated entities	249,000	(24,000)
Bad debt expense	181,000	27,000
Deferred tax benefit	(676,000)	(569,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(174,000)	(285,000)
Deferred costs and other assets	132,000	152,000
Restricted cash	15,000	9,000
Prepaid rent and tenant security deposits	1,556,000	105,000
Accounts payable and accrued expenses	(57,000)	1,000
Net cash provided by operating activities	10,106,000	7,578,000

Cash flows from investing activities:
Real estate acquisitions	(48,177,000)	-
Additions to real estate	(978,000)	(489,000)
Purchase of an interest in an unconsolidated entity	(1,161,000)	-
Proceeds from disposition of investment in unconsolidated entity	-	3,534,000
Changes in restricted cash	(287,000)	(57,000)
Acquisition deposits	(553,000)	(886,000)
Distributions from unconsolidated entities	561,000	342,000
Net cash (used in) provided by investing activities	(50,595,000)	2,444,000

Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	26,604,000	-
Redeemed shares	(10,599,000)	(1,924,000)
Proceeds from notes payable	39,200,000	-
Repayment of notes payable	(8,241,000)	(1,707,000)
Offering costs	(289,000)	(84,000)
Deferred financing costs	(853,000)	(107,000)
Distributions paid to stockholders, net	(4,466,000)	(4,611,000)
Distributions paid to noncontrolling interests	(2,538,000)	(769,000)
Prepaid preferred stock offering costs	-	(4,062,000)
Net cash provided by (used in) financing activities	38,818,000	(13,264,000)
Net decrease in cash and cash equivalents	(1,671,000)	(3,242,000)
Cash and cash equivalents - beginning of period	21,792,000	21,507,000
Cash and cash equivalents - end of period	$20,121,000	$18,265,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,714,000	$5,808,000
Cash paid for income taxes	437,000	367,000
Supplemental disclosure of non-cash financing and investing activities:
Note payable assumed in connection with a real estate acquisition	6,314,000	-
Equity contribution by noncontrolling interest	293,000	-
Distributions declared not paid	1,354,000	1,544,000
Distributions reinvested	30,000	-
Accrued preferred stock offering costs	22,000	8,000
Accrued additions to real estate	183,000	-
Accrued deferred acquisition costs	319,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At September 30, 2014, we owned approximately 71% and Sentinel RE Investment Holdings LP, an affiliate of Kohlberg & Kravis Roberts & Co. L.P., (the “KKR Investor”) owned the remaining interest in the Operating Partnership. We anticipate that we will conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2013 Annual Report on Form 10-K, as filed with the SEC.

3. Acquisitions

St. Andrews Village

On August 20, 2014, through a wholly-owned subsidiary, we acquired St. Andrews Village from ERB PROPCO SAV, LLC, which is not affiliated with us, for a purchase price of $42.5 million plus closing costs and expenses. St. Andrews Village is a senior living community that consists of 146 independent living units, 60 assisted living units, and 40 skilled nursing facility units in Aurora, Colorado. St. Andrews Village is leased to ERB OPCO SAV, LLC under the terms of a net lease with an initial term of 10 years. We funded the purchase of St. Andrews Village with $12.7 million in proceeds from the sale of preferred units of limited partnership interest in Sentio Healthcare Properties OP, L.P. to the KKR Investor, as further described in Note 10 and with $30.2 million in proceeds from a mortgage loan from CBRE Capital Markets, Inc., as further described in Note 9.

Compass on the Bay Joint Venture

On April 4, 2014, through wholly-owned subsidiaries, we invested approximately $5.4 million to acquire 95% of the respective equity interests in Sentio SLR Boston Portfolio, LLC (“Landlord LLC”) and Sentio SLR Boston TRS Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Landlord LLC and the Tenant LLC as the “SLR Joint Venture”). Landlord LLC, through its wholly-owned subsidiary, indirectly owns 100% of Compass on the Bay. Compass on the Bay has a total of 56 beds in 39 units, and provides both assisted living and memory care services. Tenant LLC owns 100% of the tenant entity that operates the Compass on the Bay licensed community residential care facility. Bay View of Boston Associates Limited Partnership, a Senior Living Residences (“SLR”) affiliate, invested approximately $0.3 million to acquire the remaining 5% equity interests in Landlord LLC and Tenant LLC. SLR specializes in the acquisition, development, and management of senior housing communities. Based in Massachusetts, SLR owns or operates 10 senior living facilities in the New England area. As a result of the structure described above, the Company controls Landlord LLC and Tenant LLC and consolidates these entities. We funded the purchase of our interest in Compass on the Bay with $5.4 million in proceeds from the sale of preferred units of limited partnership interest in our Operating Partnership to the KKR Investor as further described in Note 10, and an assumption of HUD debt in the amount of $6.3 million, net as further described in Note 9.

The following summary provides the allocation of the acquired assets and liabilities of St. Andrews Village and the SLR Joint Venture as of the acquisition dates. We have accounted for the acquisitions as business combinations under GAAP. Under business combination accounting, the assets and liabilities of the acquired property were recorded at its respective fair value as of the acquisition date and consolidated in our financial statements. The details of the purchase price of the acquired properties are set forth below:

	St. Andrews Village	Compass on the Bay
Land	$5,351,000	$5,551,000
Buildings and improvements	35,444,000	4,825,000
Furniture, fixtures and vehicles	1,121,000	392,000
Intangible assets	584,000	652,000
Real estate acquisition	$42,500,000	$11,420,000
Acquisition expenses	$704,000	$289,000

The following unaudited pro forma information for the nine month periods ended September 30, 2014 and 2013 have been prepared to reflect the incremental effect of the St. Andrews Village and Compass on the Bay acquisitions as if such acquisitions had occurred on January 1, 2013. We have not adjusted the proforma information for any items that may be directly attributable to the business combination or are non-recurring in nature.

	Period ended September 30, 2014	Period ended September 30, 2013
Revenues	$61,778,000	$49,328,000
Net (loss) income	$(528,000)	$4,788,000
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.04)	$0.38

The Company recorded revenues of $1.7 million and a net loss of $0.4 million for the nine month period ended September 30, 2014 for the Compass on the Bay acquisition.

The Company recorded revenues of $0.5 million and a net loss of $0.5 million for the nine month period ended September 30, 2014 for the St. Andrews Village acquisition.

4. Investments in Real Estate

As of September 30, 2014, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures, and equipment	Intangible lease assets
Cost	$39,462,000	$247,653,000	$9,401,000	$22,750,000
Accumulated depreciation and amortization	-	(19,132,000)	(3,728,000)	(15,160,000)
Net	$39,462,000	$228,521,000	$5,673,000	$7,590,000

As of December 31, 2013, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and improvements	Furniture, fixtures, and equipment	Intangible lease assets
Cost	$28,561,000	$206,720,000	$7,505,000	$21,515,000
Accumulated depreciation and amortization	-	(14,225,000)	(2,762,000)	(12,095,000)
Net	$28,561,000	$192,495,000	$4,743,000	$9,420,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended September 30, 2014 and 2013 was approximately $2.1 million and $1.4 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the nine months ended September 30, 2014 and 2013 was approximately $5.9 million and $4.3 million, respectively.

Amortization associated with intangible assets for the three months ended September 30, 2014 and 2013 was $0.7 million and $0.1 million, respectively. Amortization associated with intangible assets for the nine months ended September 30, 2014 and 2013 was $3.0 million and $2.0 million, respectively.

Estimated amortization for October 1, 2014 through December 31, 2014 and each of the subsequent years is as follows:

Intangible assets
October 1, 2014 - December 1, 2014	$686,000
2015	558,000
2016	558,000
2017	558,000
2018	489,000
2019 and thereafter	4,741,000

The estimated useful lives for intangible assets range from approximately one to 22 years. As of September 30, 2014, the weighted-average amortization period for intangible assets was 16 years.

5. Investments in Unconsolidated Entities

As of September 30, 2014, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$487,000	71.9%
Buffalo Crossing	Assisted-Living Facility	January 2014	1,161,000	25.0%
			$1,648,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$217,000	$97,000
Investments in real estate, net	16,203,000	8,888,000
Other assets	593,000	359,000
Total assets	$17,013,000	$9,344,000

Notes payable	$11,075,000	$7,472,000
Accounts payable and accrued liabilities	1,080,000	73,000
Other liabilities	250,000	52,000
Total stockholders’ equity	4,608,000	1,747,000
Total liabilities and equity	$17,013,000	$9,344,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 (1)(2)	2013 (2)(3)	2014 (1)(2)	2013 (2)(3)
Total revenues	$444,000	$505,000	$1,233,000	$1,898,000
Net loss	(75,000)	(81,000)	(348,000)	(22,000)
Company’s equity in loss (income) from unconsolidated entities	50,000	56,000	249,000	(24,000)

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing was accounted for under the equity method of accounting beginning with the first quarter of 2014.
(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and was accounted for under the equity method of accounting beginning with the second quarter of 2012.
(3)	Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner notified the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013.

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

The Master TRS recognized a $0.1 million benefit and a $0.1 million expense for Federal and State income taxes in the three months ended September 30, 2014 and 2013, respectively, and a $0.4 million benefit and a $0.1 million benefit for Federal and State income taxes in the nine months ended September 30, 2014 and 2013, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $2.6 million at September 30, 2014 and $1.9 million at December 31, 2013, respectively, related primarily to book and tax basis differences for prepaid rent, straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. These deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2014, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

7. Segment Reporting

As of September 30, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our medical office building operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment
Rental revenue	$10,706,000	$1,780,000	$213,000	$12,699,000	$6,976,000	$1,309,000	$214,000	$8,499,000
Resident services and fee income	7,247,000	-	-	7,247,000	6,195,000	-	-	6,195,000
Tenant reimbursements and other income	112,000	201,000	81,000	394,000	103,000	226,000	74,000	403,000
	$18,065,000	$1,981,000	$294,000	$20,340,000	$13,274,000	$1,535,000	$288,000	$15,097,000
Property operating and maintenance	12,314,000	178,000	78,000	12,570,000	8,875,000	227,000	79,000	9,181,000
Net operating income	$5,751,000	$1,803,000	$216,000	$7,770,000	$4,399,000	$1,308,000	$209,000	$5,916,000
General and administrative				283,000				523,000
Asset management fees and expenses				1,045,000				732,000
Real estate acquisition costs				762,000				-
Depreciation and amortization				2,785,000				1,528,000
Interest expense, net				2,535,000				2,031,000
Equity in loss from unconsolidated entities				50,000				56,000
Gain on disposition of investment in unconsolidated entity				-				(1,701,000)
Net income				$310,000				$2,747,000

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment	Senior living operations	Triple-net leased properties	Medical office building	Consolidated by Segment
Rental revenue	$30,862,000	$4,399,000	$640,000	$35,901,000	$20,805,000	$3,928,000	$640,000	$25,373,000
Resident services and fee income	21,454,000	-	-	21,454,000	18,115,000	-	-	18,115,000
Tenant reimbursements and other income	305,000	573,000	234,000	1,112,000	328,000	663,000	221,000	1,212,000
	$52,621,000	$4,972,000	$874,000	$58,467,000	$39,248,000	$4,591,000	$861,000	$44,700,000
Property operating and maintenance	36,257,000	617,000	226,000	37,100,000	25,987,000	682,000	230,000	26,899,000
Net operating income	$16,364,000	$4,355,000	$648,000	$21,367,000	$13,261,000	$3,909,000	$631,000	$17,801,000
General and administrative				938,000				1,186,000
Asset management fees and expenses				2,986,000				2,125,000
Real estate acquisition costs				1,108,000				-
Depreciation and amortization				8,896,000				6,317,000
Interest expense, net				7,138,000				6,121,000
Equity in loss (income) from unconsolidated entities				249,000				(24,000)
Gain on disposition of investment in unconsolidated entity				-				(1,701,000)
Net income				$52,000				$3,777,000

The following table reconciles the segment activity to consolidated financial position as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Assets
Investments in real estate:
Senior living operations	$190,280,000	$185,116,000
Triple-net leased properties	83,347,000	42,248,000
Medical office building	7,619,000	7,855,000
Total reportable segments	$281,246,000	$235,219,000

Reconcilation to consolidated assets:
Cash and cash equivalents	20,121,000	21,792,000
Deferred financing costs, net	2,398,000	1,966,000
Investment in unconsolidated entities	1,648,000	1,297,000
Tenant and other receivables, net	3,796,000	3,204,000
Deferred costs and other assets	5,084,000	3,469,000
Restricted cash	4,868,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$325,126,000	$276,842,000

As of September 30, 2014 and December 31, 2013, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

8. Fair Value Measurements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $217.4 million and $178.4 million, compared to the carrying values of $218.8 million ($218.9 million, including premium) and $181.3 million ($181.7 million, including premium) at September 30, 2014 and December 31, 2013, respectively.

There were no transfers between Level 1 or 2 during the three and nine months ended September 30, 2014.

9. Notes Payable

Notes payable were $218.8 million ($218.9 million, including premium) and $181.3 million ($181.7 million, including premium) as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 4.51% per annum. As of September 30, 2014, notes payable consisted of $163.6 million of fixed rate debt, or approximately 75% of notes payable, at a weighted average interest rate of 4.95% per annum and $55.2 million of variable rate debt, or approximately 25% of notes payable, at a weighted average interest rate of 3.19% per annum. As of December 31, 2013, we had $150.0 million of fixed rate debt, or 83% of notes payable, at a weighted average interest rate of 5.17% per annum and $31.3 million of variable rate debt, or 17% of notes payable, at a weighted average interest rate of 3.68% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements with the exception of Woodbury Mews. As of September 30, 2014, we were in compliance with all such covenants and requirements. At September 30, 2014, the average Woodbury Mews occupancy was below the minimum loan requirement, violating a covenant of this loan. Our lender has waived compliance with this covenant for the quarter ended September 30, 2014.

Principal payments due on our notes payable for October 1, 2014 to December 31, 2014 and each of the subsequent years is as follows:

Year	Principal amount
October 1, 2014 to December 31, 2014	$846,000
2015	34,055,000
2016	2,954,000
2017	14,664,000
2018	27,289,000
2019 and thereafter	138,997,000
$218,805,000
Add: premium	66,000
$218,871,000

On April 4, 2014, the Company acquired a 95% interest in the SLR Joint Venture subject to existing indebtedness of two loans that totaled approximately $6.3 million. The Company assumed a note payable in the amount of approximately $3.9 million with the rate of interest fixed at 3.32% and a 35 year term. In addition, the Company assumed a loan payable in the amount of approximately $2.7 million with the rate of interest fixed at 5.65% and a 35 year term. These notes payable are secured by the underlying real estate.

On August 19, 2014, in connection with the acquisition of St. Andrews Village, we entered into a mortgage agreement with CBRE Capital Markets, Inc., an unaffiliated lender, with an outstanding principal balance of approximately $30.2 million, which is secured by St. Andrews Village. The Loan has a term of nine years with the first two years at a floating interest rate of the one month LIBOR plus 3.07% and the remaining seven years at a fixed rate of interest of 4.64%. Loan payments are interest only for the first four years and thereafter include principal amortization based on a 30-year amortization period.

Interest Expense and Deferred Financing Cost

For the three months ended September 30, 2014 and 2013, the Company incurred interest expense, including amortization of deferred financing costs of $2.5 million and $2.0 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred interest expense, including amortization of deferred financing costs of $7.1 million and $6.1 million, respectively. As of September 30, 2014 and December 31, 2013, the Company’s net deferred financing costs were approximately $2.4 million and $2.0 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2014 and December 31, 2013, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds, respectively, in our initial and follow-on public offerings.

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

Distributions

The following are the distributions declared during the nine months ended September 30, 2014 and 2013:

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2013	$1,493,000	$-	$1,493,000	$2,643,000
Second quarter 2013	1,585,000	-	1,585,000	2,522,000
Third quarter 2013	1,544,000	52,000	1,596,000	2,413,000
First quarter 2014	1,486,000	69,000	1,555,000	3,652,000
Second quarter 2014	1,452,000	88,000	1,540,000	2,852,000
Third quarter 2014	1,354,000	91,000	1,445,000	3,602,000

Beginning October 1, 2012, our board of directors declared distributions for daily record dates occurring in the first and second quarters of 2013 in amounts per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $0.475 per share (4.75% based on share price of $10.00). Beginning April 1, 2013, our board of directors declared distributions for daily record dates occurring in each quarter of 2014 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on a share price of $10.00).

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

During the three and nine months ended September 30, 2014, we repurchased shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Price Paid per Share
First quarter 2014	6,000	$11.63
Second quarter 2014	43,962	11.63
Third quarter 2014	-	-

Preferred Stock and OP Units

As of September 30, 2014 and December 31, 2013 we had issued 1,000 and 1,000 shares of Series C Preferred Stock and 461,570 and 193,000 Series B Preferred Convertible Operating Partnership Units to the KKR Investor for gross proceeds of $46.2 million and $19.4 million, respectively. The Series B Preferred Convertible Operating Partnership Units outstanding are classified within noncontrolling interests and are convertible into approximately 4,606,487 shares of the Company’s common stock.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership for the three and nine months ended September 30, 2014, the Company paid distributions on the Series B Preferred units in the amount of $0.7 million and $1.6 million, respectively. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate return of 7.5% per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

After giving effect to the Series C Preferred Stock and Series B Preferred Units issued at September 30, 2014, 1,124,690 Series B Preferred Units remained issuable under the Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed real estate acquisition.

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

On August 14, 2014, in connection with a put exercise to the KKR Investor, we issued 127,310 Series B Preferred Units in our Operating Partnership to the KKR Investor for proceeds of $12.7 million, which are convertible into approximately 1,270,559 shares of the Company’s common stock at the currently effective conversion price.

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “ Earnings per Share .” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of September 30, 2014 there were 461,570 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

The fees payable to the Advisor under the advisory agreement for the three and nine months ended September 30, 2014 and September 30, 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset management fees	$1,045,000	$732,000	$2,986,000	$2,125,000

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

For the four fiscal quarters ended September 30, 2014, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

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

14. Subsequent Events

On October 2, 2014, through a wholly-owned subsidiary, we invested approximately $3.5 million to acquire a 65% noncontrolling interest in a joint venture entity that will develop The Parkway in Blue Springs, Missouri. O’Reilly Development Company, which is not affiliated with us, is the property developer and our joint venture partner in the $22.4 million project. The Parkway will offer a continuum of care including independent living, assisted living, and memory care with a total of 142 units. We funded our investment in the joint venture from available cash.

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

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate and real estate-related assets. We invest primarily in health care properties and other real estate related assets located in markets in the United States.

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

On February 10, 2013, we entered into a series of agreements with the KKR Investor for the purpose of obtaining up to a $150 million of equity funding to be used to finance future real estate investments (such investments and the related agreements are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the KKR Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of September 30, 2014, we had issued and outstanding 11,464,924 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the KKR Investor pursuant to the KKR Equity Commitment. In addition, as of September 30, 2014 the Operating Partnership had issued and outstanding 11,464,924 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 461,570 Series B Convertible Preferred Units (the “Series B Preferred Units”).

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

Market Outlook — Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced increased unemployment and a downturn in economic activity, as well as significant market fluctuations. Despite certain recent more positive economic indicators and improved stock market performance, the economic environment continues to be unpredictable and to present challenges that may delay the implementation of our business strategy or force us to modify it.

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

Results of Operations

As of September 30, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of September 30, 2014, we owned or had joint venture interests in 25 properties. These properties included 17 assisted-living facilities and one independent-living facility, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, one development stage assisted living facility, and one medical office building held as unconsolidated entities. As of September 30, 2013, we owned or had joint venture interests in 19 properties. These properties included 14 assisted-living facilities which comprised our senior housing segment, one medical office building, which comprised our MOB segment, three operating healthcare facilities, which comprised our triple-net leased segment and one medical office building held as an unconsolidated entity. The Woodbury Mews and Standish Village senior living investments were acquired in the fourth quarter of 2013. The Compass senior living investment was acquired in the second quarter of 2014 and the St. Andrews net lease investment was acquired in the third quarter of 2014. The equity interest in Littleton Specialty Rehabilitation Center was sold in August 2013. The results of our operations for the three and nine months ended September 30, 2014 and 2013 vary accordingly.

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$5,751,000	$4,399,000	$1,352,000	31%
Triple-net leased properties	1,803,000	1,308,000	495,000	38%
Medical office building	216,000	209,000	7,000	3%
Total portfolio net operating income	$7,770,000	$5,916,000	$1,854,000	31%

Reconciliation to net income:
Net operating income, as defined (1)	$7,770,000	$5,916,000	$1,854,000	31%
Other (income) expense:
General and administrative	283,000	523,000	(240,000)	(46)%
Asset management fees and expenses	1,045,000	732,000	313,000	43%
Real estate acquisition costs	762,000	-	762,000	100%
Depreciation and amortization	2,785,000	1,528,000	1,257,000	82%
Interest expense, net	2,535,000	2,031,000	504,000	25%
Equity in loss from unconsolidated entities	50,000	56,000	(6,000)	(11)%
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	1,701,000	(100)%
Net income	$310,000	$2,747,000	$(2,437,000)	(89)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended September 30, 2014 increased to $5.8 million from $4.4 million for the three months ended September 30, 2013 primarily as a result of the acquisition of the Woodbury Mews and Standish Village in the fourth quarter of 2013 and Compass on the Bay in the second quarter of 2014.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$10,706,000	$6,976,000	$3,730,000	53%
Resident services and fee income	7,247,000	6,195,000	1,052,000	17%
Tenant reimbursement and other income	112,000	103,000	9,000	9%
Less:
Property operating and maintenance expenses	12,314,000	8,875,000	3,439,000	39%
Total portfolio net operating income	$5,751,000	$4,399,000	$1,352,000	31%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three month period ended September 30, 2014 increased to $1.8 million from of $1.3 million for the three months ended September 30, 2013 primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$1,780,000	$1,309,000	$471,000	36%
Tenant reimbursement and other income	201,000	226,000	(25,000)	(11)%
Less:
Property operating and maintenance expenses	178,000	227,000	(49,000)	(22)%
Total portfolio net operating income	$1,803,000	$1,308,000	$495,000	38%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three month period ended September 30, 2014 of $0.2 million was comparable to net operating income for the three month period ended September 30, 2013.

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$213,000	$214,000	$(1,000)	0%
Tenant reimbursement and other income	81,000	74,000	7,000	9%
Less:
Property operating and maintenance expenses	78,000	79,000	(1,000)	(1)%
Total portfolio net operating income	$216,000	$209,000	$7,000	3%

Unallocated (expenses) income

General and administrative expenses decreased to $0.3 million for the three month period ended September 30, 2014 from $0.5 million for the three month period ended September 30, 2013. The decrease was primarily due to lower professional fees and tax expense as compared to the three months ended September 30, 2013.

Asset management fees for the three months ended September 30, 2014 increased to $1.0 million from $0.7 million for the three months ended September 30, 2013 as a result of a higher asset base. Depreciation and amortization for the same periods increased to $2.8 million from $1.5 million as a result of additional depreciation and amortization from acquisitions, driven by higher amortization of the in-place leases related to the acquisition of Woodbury Mews and Standish Village in the fourth quarter of 2013 and Compass on the Bay in the second quarter of 2014, which for senior living facilities is generally recognized in the first twelve months after closing.

For the three months ended September 30, 2014 and 2013, real estate acquisition costs were $0.8 million and $0.0 million, respectively. Real estate acquisition costs in 2014 consisted primarily of costs associated with the acquisition of St. Andrews Village.

Interest expense, net, for the three months ended September 30, 2014 increased to $2.5 million from $2.0 million for the three months ended September 30, 2013 primarily as a result of the debt incurred for acquisitions that occurred in the fourth quarter of 2013 and in the second quarter of 2014.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended September 30, 2014 and for the three months ended September 30, 2013. The Company’s allocation of income (loss) from unconsolidated entities in 2013 was impacted by the sale of our entity interest in Littleton Specialty Rehabilitation Center which resulted in the Company recognizing a gain of $1.7 million in August 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$16,364,000	$13,261,000	3,103,000	23%
Triple-net leased properties	4,355,000	3,909,000	446,000	11%
Medical office building	648,000	631,000	17,000	3%
Total portfolio net operating income	$21,367,000	$17,801,000	3,566,000	20%

Reconciliation to net (loss) income:
Net operating income, as defined (1)	$21,367,000	$17,801,000	3,566,000	20%
Other (income) expense:
General and administrative	938,000	1,186,000	(248,000)	(21)%
Asset management fees and expenses	2,986,000	2,125,000	861,000	41%
Real estate acquisitions costs	1,108,000	-	1,108,000	100%
Depreciation and amortization	8,896,000	6,317,000	2,579,000	41%
Interest expense, net	7,138,000	6,121,000	1,017,000	17%
Equity in loss (income) from unconsolidated entities	249,000	(24,000)	273,000	(1138)%
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	1,701,000	(100)%
Net (loss) income	$52,000	$3,777,000	$(3,725,000)	(99)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the nine months ended September 30, 2014 increased to $16.4 million from $13.3 million for the nine months ended September 30, 2013. The increase is primarily due to the acquisitions of Woodbury Mews, Standish Village, and Compass on the Bay, but also reflects higher levels of care revenue for several other senior living properties in the portfolio.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$30,862,000	$20,805,000	$10,057,000	48%
Resident services and fee income	21,454,000	18,115,000	3,339,000	18%
Tenant reimbursement and other income	305,000	328,000	(23,000)	(7)%
Less:
Property operating and maintenance expenses	36,257,000	25,987,000	10,270,000	40%
Total portfolio net operating income	$16,364,000	$13,261,000	$3,103,000	23%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the nine month period ended September 30, 2014 increased to $4.4 million from $3.9 million for the nine months ended September 30, 2013. The increase is primarily due to the acquisition of St. Andrews Village in the third quarter of 2014.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$4,399,000	$3,928,000	$471,000	12%
Tenant reimbursement and other income	573,000	663,000	(90,000)	(14)%
Less:
Property operating and maintenance expenses	617,000	682,000	(65,000)	(10)%
Total portfolio net operating income	$4,355,000	$3,909,000	$446,000	11%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the nine month period ended September 30, 2014 of $0.6 million was comparable to net operating income for the nine month period ended September 30, 2013.

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$640,000	$640,000	$-	0%
Tenant reimbursement and other income	234,000	221,000	13,000	6%
Less:
Property operating and maintenance expenses	226,000	230,000	(4,000)	(2)%
Total portfolio net operating income	$648,000	$631,000	$17,000	3%

Unallocated (expenses) income

General and administrative expenses for the nine months ended September 30, 2014 decreased to $1.0 million from $1.2 million for the nine months ended September 30, 2013. This decrease is primarily the result of lower professional fees and tax expense as compared to the three months ended September 30, 2013.

Asset management fees for the nine months ended September 30, 2014 increased to $3.0 million from $2.1 million in the nine months ended September 30, 2013 as a result of a higher base. Depreciation and amortization for the same periods increased to $8.9 million from $6.3 million, as a result of additional depreciation and amortization from acquisitions, driven by higher amortization of the in-place leases related to the acquisition of Woodbury Mews and Standish Village in the fourth quarter of 2013 and compass on the Bay in the second quarter of 2014, which for senior living facilities is generally recognized in the first twelve months after closing.

For the nine months ended September 30, 2014, real estate acquisition costs were $1.1 million, consisting primarily of costs associated with the Compass on the Bay and St. Andrews Village acquisitions. There were not comparable costs in the 2013 nine-month period.

Interest expense, net, for the nine months ended September 30, 2014 increased to $7.1 million from $6.1 million for the nine months ended September 30, 2013, principally due to higher debt levels associated with acquisitions.

Income (loss) from unconsolidated entities decreased to a $0.2 million loss for the nine months ended September 30, 2014 from $0.1 million of income for the nine months ended September 30, 2013, due primarily to our allocation of loss from the Physicians Center MOB and the sale of our entity interest in Littleton Specialty Rehabiliation Center which resulted in the Company recognizing a gain of $1.7 million in August 2013.

Liquidity and Capital Resources

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $150 million of equity funding to be used to finance future real estate investments. Pursuant to the KKR Equity Commitment, we may issue and sell to the KKR Investor and its affiliates on a private placement basis from time to time over a period of two to three years, up to $150 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership. As of September 30, 2014, approximately $112.4 million of this commitment is available for investments.

We expect that primary sources of capital over the long-term will include net proceeds from the sale of our capital stock, the sale of preferred units of partnership interest in our Operating Partnership in accordance with the terms of the KKR Equity Commitment, debt financing, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, including promote monetization payments for other real estate-related investments, for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

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

As of September 30, 2014 we had approximately $20.1 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, the sale of preferred units of partnership interest in our Operating Partnership pursuant to the KKR Equity Commitment, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as net offering proceeds are expended in connection with the acquisition and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the nine months ended September 30, 2014 and 2013 were $10.1 million and $7.6 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $3.6 million and the timing of cash receipts and payments, including an increase in deferred revenue of approximately $1.5 million.

Cash flows (used in) provided by investing activities for the nine months ended September 30, 2014 and 2013 were ($50.6) million and $2.4 million, respectively. The 2014 increase was due primarily to a higher level of property acquisition in 2014, including: the investment in Buffalo Crossing, and the acquisition of Compass on the Bay and St. Andrews Village in 2014.

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2014 and 2013 were $38.8 million and ($13.3) million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and redemption of the Company’s common shares in 2014. During the nine months ended September 30, 2014, the Company received $ 26.6 million of net proceeds from the issuance of Series B Preferred units, redeemed $10.6 million off its common shares, paid $4.5 million of distributions to stockholders, and paid $2.5 million of distributions to noncontrolling interests, principally to the investor in the Series B Preferred units. During the nine months ended September 30, 2013, the Company received no proceeds from the issuance of Series B Preferred units, redeemed $1.9 million of its common shares, paid $4.6 million of distributions to stockholders, paid $0.8 million of distributions to noncontrolling interests and paid $4.1 million of fees and expenses in connection with the KKR Equity Commitment.

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

Our calculations of FFO and MFFO for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(582,000)	$2,532,000	$(1,995,000)	$3,517,000
Adjustments:
Real estate depreciation and amortization	2,785,000	1,528,000	8,896,000	6,317,000
Joint venture depreciation and amortization	148,000	154,000	438,000	509,000
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	-	(1,701,000)
Funds from operations (FFO)	2,351,000	2,513,000	7,339,000	8,642,000
Adjustments:
Straight-line rent and above/below market lease amortization	(188,000)	(156,000)	(418,000)	(526,000)
Real estate acquisition costs	762,000	-	1,108,000	-
Modified funds from operations (MFFO)	2,925,000	2,357,000	8,029,000	8,116,000

Weighted average shares	11,463,082	12,673,194	12,397,422	12,756,221

FFO per weighted average shares	$0.21	$0.20	$0.59	$0.68
MFFO per weighted average shares	$0.26	$0.19	$0.65	$0.64

Distributions

Beginning in December 2012, our board of directors declared distributions for daily record dates occurring in the first and second quarters of 2013 in amounts per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $0.475 per share (4.75% based on share price of $10.00). Beginning April 1, 2013, our board of directors declared distributions for daily record dates occurring after April 1, 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on a share price of $10.00).

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

	Distributions Declared			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2013	$1,493,000	$—	$1,493,000	$2,643,000
Second quarter 2013	1,585,000	—	1,585,000	2,522,000
Third quarter 2013	1,544,000	52,000	1,596,000	2,413,000
First quarter 2014	1,486,000	69,000	1,555,000	3,652,000
Second quarter 2014	1,452,000	88,000	1,540,000	2,852,000
Third quarter 2014	1,354,000	91,000	1,445,000	3,602,000

For the nine months ended September 30, 2014 and 2013, we paid distributions, including distributions reinvested, aggregating approximately $4.5 million and $4.6 million, respectively to our stockholders. The distributions declared in the third quarter of 2014 to be reinvested in the Company’s common stock resulted in 7,841 shares of common stock being issued in October 2014. FFO for the nine months ended September 30, 2014 was approximately $7.3 million and cash flow from operations was approximately $10.1 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of September 30, 2014, we had approximately $55.2 million of variable rate debt, the majority of which is at a rate tied to the three-month LIBOR. A 1.0% change in three-Month LIBOR would result in a change in annual interest expense of approximately $0.6 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2014.

(c)	During the quarter ended September 30, 2014, none of our shares were repurchased by us.

Item 5.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 (incorporated by reference to Exhibit 3.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).

10.1	First Amendment dated July 6, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

10.2	Second Amendment dated July 7, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

10.3	Third Amendment dated July 14, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

10.4	Fourth Amendment dated July 21, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

10.5

Lease Agreement by and between Sentio STAV Landlord, LLC, a Delaware Limited Liability Company as Lessor and ERB Opco SAV LLC, a Deleware Limited Liability Company as Lessee, dated as of August 20, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

10.6

Multifamily Loan and Security Agreement by and between Sentio STAV Landlord, LLC, and CBRE Capital Markets, Inc. dated as of August 19, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

10.7

Multifamily Note by and between Sentio STAV Landlord, LLC, and CBRE Capital Markets, Inc. dated as of August 19, 2014, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed October 29, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2014.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

