Form 10-K
period 2014-12-31
Sentio Healthcare Properties Inc
filed 2015-03-20
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes   ☐     No   ☒

As of June 30, 2014 (the last business day of the registrant’s second fiscal quarter), there were 11,457,401 shares of common stock held by non-affiliates of the registrant. There is no established trading market for the Registrant’s shares of common stock. On February 28, 2014, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $11.63 per share derived from the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, divided by the number of shares outstanding, calculated as of December 31, 2013. For a full description of the methodologies used to value the registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

As of March 15, 2015 there were 11,480,620 common stock of Sentio Healthcare Properties, Inc. outstanding.

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

We are structured as an umbrella partnership REIT, referred to as an “UPREIT,” under which substantially all of our business is, and will be, conducted through a majority owned subsidiary, Sentio Healthcare Properties OP, L.P, a Delaware limited partnership (the “Operating Partnership”), formed on October 17, 2006. We are the sole general partner of the Operating Partnership and have control over its affairs. The Operating Partnership owns, either directly or indirectly through subsidiaries, all of our assets. We conduct substantially all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $158.7 million of equity funding to be used to finance future investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of December 31, 2014, we had issued and outstanding 11,472,765 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2014 the Operating Partnership had issued and outstanding 20,000 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 946,560 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of December 31, 2014, we held all of the issued and outstanding Common Units, and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

In connection with the KKR Equity Commitment, we entered into an agreement with our Advisor and the Investor (the “Transition Agreement”) that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect through February 10, 2017, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02, which was the current estimated per-share value of our common stock. Effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share, which is our most recent estimated per-share value.

Investment Objectives

Our investment objectives are to:

•	preserve stockholder capital by acquiring and operating real estate and real estate-related investments;

•	realize growth in the value of your investment by:

•	purchasing stabilized, income-producing properties with the potential for capital appreciation and

•	profiting from the purchase, development or repositioning of other properties;

•	provide stockholders with current income from the operations of the properties we acquire (including the income from properties we develop or reposition once they are stabilized) and from the interest income from loans we originate; and

•	evaluate options to provide long-term liquidity to our stockholders within seven years of the termination of our primary public offering after accomplishing the above objectives by:

•	liquidating our assets,

•	listing our shares on a national securities exchange,

•	another liquidity event such as a merger with another company, or

•	expanding our stock repurchase program to redeem upon stockholder request up to 10% of our prior-year outstanding shares utilizing proceeds from the sale of our properties or other sources of funds irrespective of the amount of proceeds raised under our distribution reinvestment plan.

We intend to invest primarily in existing leased properties as well as other properties where we believe there are opportunities to enhance cash flow and value. We may also originate development loans with unaffiliated third parties in which we have the potential to participate in the value creation or obtain an increasing interest in the property. We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment policies or investment restrictions except upon approval of the independent directors committee. Decisions relating to the purchase or sale of properties or the origination of loans will be made by our Advisor, subject to approval by our board of directors.

We currently own nine properties through joint ventures and we may acquire additional properties through joint venture investments in the future. This is one of the ways we anticipate diversifying the portfolio of properties we own in terms of geographic region, property type and tenant industry group. Joint ventures will also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In determining whether to recommend a particular joint venture investment, our Advisor will evaluate the structure of the joint venture and the real property that the joint venture owns (or will acquire) using the same criteria for the selection of our other real estate investments.

Investment Strategy

Our independent directors committee will review our investment policies at least annually to determine whether these policies continue to be in the best interest of our stockholders, except as specifically provided otherwise under the terms of preferred stock that we issue, we may change our investment policies without stockholder approval. Our Advisor will recommend property acquisitions or loan originations to our investment committee, which will approve or reject proposed investments.

Our objective is to acquire a long-term stabilized portfolio of real estate properties that consists of at least 50% core properties. We may also acquire value-added and opportunistic properties and real estate related investments. We may acquire more value-added and opportunistic properties than core properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions.

We intend for our investments in real estate assets to be concentrated in the healthcare sector. To date, our investments have been exclusively in the healthcare sector.

Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities, outpatient centers, and other healthcare related facilities. According to The National Coalition on Healthcare, by 2016 nearly $1 in every $5 in the U.S. will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare properties minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Our Advisor believes that investment opportunities in healthcare properties are ordinarily not readily available to investors other than large institutional investors and experienced real estate operators with specialized knowledge, experience in specific geographic areas, industry expertise and established relationships with operators of these property types.

Although we intend to focus on acquiring and developing a portfolio of healthcare properties and real estate-related assets, we may also invest in other real estate types that we believe may assist us in meeting our investment objectives. Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of our portfolio that we must allocate to investment in any specific type of property. We do not expect to engage in the underwriting of securities of other issuers.

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

Mortgages, Debt Securities and Other Real Estate-Related Investments

Although we expect that substantially all of our acquisitions will be of the types of properties described above, we may acquire or originate other investments, including mortgages and other illiquid real estate-related securities. To the extent that our Advisor determines that it is advantageous for us to originate or acquire mortgage loans or other real estate-related investments, we will seek to obtain fixed income through the receipt of payments from these investments. If we invest in mortgages and other real estate-related investments, we do not expect that we would invest more than 20% of our long-term stabilized asset portfolio in such investments.

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

Joint Ventures and Other Arrangements

We currently own nine properties through joint ventures and we may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. Among other reasons, we have acquired properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Joint ventures also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the structure of the joint venture and the real property that such joint venture owns, or is being formed to own, under the same criteria described elsewhere in this Form 10-K. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. They may also include ventures with developers who contribute land, development services and expertise rather than equity. We have not established the specific terms we will require in the joint venture agreements we may enter. We will establish the terms with respect to any particular joint venture agreement on a case-by-case basis.

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

Acquisition Activity

At December 31, 2014, we owned or had joint venture interests in 30 properties. All of these properties are included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our public offering proceeds and from the sale of preferred securities in us and our Operating Partnership pursuant to the KKR Equity Commitment, and the proceeds of debt incurred upon the acquisition of such properties.

As of December 31, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building. Financial Information by segment is presented in Note 10 to our accompanying consolidated financial statements.

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

General

Because no public trading market for our shares currently exists and all repurchases under our stock repurchase program have been suspended since March 2014, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the estimated value per share. As such, our stockholders should purchase shares in our distribution reinvestment plan only if they will not need to realize the cash value of their investment for an extended period.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, in March 2014, we suspended all repurchases under our stock repurchase program and do not anticipate resuming any repurchases under the program. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to our estimated value per share. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our distribution reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.

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

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our Advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third - party appraiser or other third - party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with Employee Retirement Income Security Act (“ERISA”) reporting requirements.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. Management has certified in this report that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2014. In addition, management previously certified that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2011. However, in connection the restatement of an error in our consolidated financial statements for the year ended December 31, 2011, our management subsequently determined that there was a material weakness in our internal control over financial reporting with respect to our consolidated financial statements for the year ended December 31, 2011. As a result of this determination, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2011. The specific material weakness was described in Part II—Item 9A, “Controls and Procedures” under “Management’s Report on Internal Control Over Financial Reporting” in our 2012 Form 10-K.

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

Our success depends to a significant degree upon the contributions of John Mark Ramsey, the President and Chief Executive Officer of our Advisor. Neither we nor our Advisor have an employment agreement with Mr. Ramsey or with any of the other executive officers. If Mr. Ramsey were to cease his affiliation with our Advisor, our Advisor may be unable to find a suitable replacement, and our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor’s and our facility operators’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Advisor and any facility managers we retain may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel or facility managers, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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

If we are limited in the number and type of investments we may make, then the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

If we are unable to secure new capital, we will be limited in the investments we may make resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to secure new capital would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

We may be restricted in our ability to obtain additional capital from the KKR Equity Commitment.

As of March 15, 2015, the Investor owns 48.9% of the partnership interest of the Operating Partnership. In order to issue additional Series B Preferred Units to the Investor we need to obtain lender consents approving a “change-of-control” transaction. Although we are currently pursuing receipt of such lender consents, we cannot predict when, if ever, such consents will be received. If we are unable to obtain such lender consents, the Investor will have no obligation to purchase additional Series B Preferred Units under the KKR Equity Commitment and we will need to restructure the KKR Equity Commitment to retain access to the full amount of capital committed by the Investor. If we are unable to successfully restructure the KKR Equity Commitment we will not be able to fund future investments with capital from the KKR Equity Commitment.

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

Holders of common units of the Operating Partnership will receive distributions per unit in the same amount as the distributions we pay per share to our stockholders and will generally have the right to exchange their units of the Operating Partnership for shares of our common stock. In connection with the KKR Equity Commitment we have issued preferred units in the Operating Partnership with terms and conditions that have priority as to distributions and amounts payable upon liquidation over common units and we may issue additional preferred units in the future. The holders of such preferred units will be entitled to receive distributions in preference to our stockholders. In the event we issue additional units in the Operating Partnership, investors holding our common stock will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, holders of our common stock might also experience a dilution in the book value per share of their stock.

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

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, by officers or by directors who are employees of the corporation, are not entitled to vote on the matter. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

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

In connection with the KKR Equity Commitment, we have entered into an agreement (the “Transition Agreement”) with our Advisor and the Investor that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. If we internalize in accordance with the terms of the Transition Agreement, we would no longer bear the costs of the various fees we expect to pay to our Advisor under the Advisory Agreement. However, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect to be paid by our Advisor. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may dilute your investment. We cannot currently estimate the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

On October 18, 2013, the first purchase of securities was completed by KKR pursuant to the Securities Purchase Agreement dated as of February 10, 2013, and amended at various times thereafter, between us, our Operating Partnership, and the Investor. Under the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

In connection with the put exercises under the KKR Equity Commitment through December 31, 2014, the Investor has acquired 1,000 shares of Series C Preferred Stock and 946,560 Series B Preferred Units for an aggregate purchase price of $94.8 million. After giving effect to these transactions, on an as-converted basis, the Investor owns 45% of the partnership interest of the Operating Partnership.

The KKR Equity Commitment and the transactions contemplated thereby will likely result in a change of control of the Company. Based on the capitalization of the Company as of December 31, 2014 if the maximum amount of $158.7 million is drawn by us under the KKR Equity Commitment, then KKR would hold 57.9% of our voting capital stock as well as the same percentage of our as-converted common stock by virtue of their combined interests in the Series C Preferred Stock and Series B Preferred Units.

Disclosure concerning the terms, rights and conditions of the Series C Preferred Stock and the Series B Preferred Units, the transfer and registration thereof and the other provisions of the KKR Equity Commitment are described in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, December 30, 2014 and January 22, 2015. There can be no assurance that the interests of KKR are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other stockholders.

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

Our Advisor will receive substantial fees from us that are partially tied to the performance of our stockholders’ investment. These fees could influence our Advisor’s advice to us, as well as the judgment of our officers, one of whom is also a director. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our Advisory Agreement with the Advisor;

•	public offerings of equity by us, which would likely entitle the Advisor to increased acquisition and asset-management fees;

•	sales of properties and other investments (including, subject to the approval of our conflicts committee, sales to affiliates), which may entitle the Advisor to disposition fees and reduce asset management fees;

•	acquisitions of properties and other investments, which entitle the Advisor to acquisition and asset-management fees, and, in the case of acquisitions of investments from other Advisor-sponsored programs, might entitle the Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset-management fees payable to the Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to a success-based listing fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to success-based fees.

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

By owning our stock, stockholders are subjected to the risks associated with owning real estate. The performance of an investment in us is subject to, among other things, risks related to the ownership and operation of real estate, including but not limited to:

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

We have entered into joint ventures with other third parties to acquire or improve properties, and we may do so in the future. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;

•	a co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•	a co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•	disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent its officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•	under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

If we originate or invest in mortgage loans as part of our plan to acquire the underlying property, our mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and the return on our stockholders’ investments in us.

If we originate or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loan. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans. In addition, interest rate fluctuations could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

Construction loans involve a high risk of loss if we are unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project.

We have originated a construction loan. If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. Further, other non-cash flowing assets such as land loans and pre-development loans may fail to qualify for construction financing and may need to be liquidated based on the “as-is” value as opposed to a valuation based on the ability to construct certain real property improvements. The occurrence of such events may have a negative impact on our results of operations.

Risks of cost overruns and non-completion of the construction or development of the properties underlying loans we originate or acquire may materially and adversely affect our investment.

The development, renovation, or refurbishment by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

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

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•	is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership satisfy both exceptions above. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

We believe that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c) (5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

Non-compliance with the financial covenants included in the documents evidencing our outstanding debt obligations may result in the lender imposing additional restrictions on our operations or constitute an event of default under such documents. Such events would harm our financial condition, results of operations and the return on our stockholders’ investment in us.

The documents evidencing our outstanding debt obligations typically include restrictive financial covenants, including that specified loan-to-value and debt service coverage ratios be maintained with respect to our financed properties before we can exercise certain rights under the documents relating to such properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as our ability to incur additional debt, or may allow the lender to impose cash traps with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.

As of December 31, 2014, the average occupancy level at our Woodbury Mews property was below the minimum required under the financial covenants in our loan documents, violating a covenant of this loan. The lender has waived compliance with this covenant for the quarter ended December 31, 2014, but we can provide no assurances that the lender will continue to waive compliance with this covenant in future quarters. Any such violation constitutes an event of default under the loan agreement, and if we do not secure a waiver of this covenant in future quarters in which the property does not satisfy the minimum occupancy level, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the Woodbury Mews property, enforce the Company’s guarantee of up to 25% of the loan balance, or exercise other remedies available to it under law. In addition, an event of default under the loan would increase the interest rate charged under the loan and adversely affect our ability to exercise the third extension option available under the loan upon its expiration in October 2015. Any of these actions would have an adverse effect on our financial condition, results of operations and the return on our stockholders’ investment in us.

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

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

There are special considerations that apply to employee benefit plans subject to the ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

As of December 31, 2014, our portfolio consisted of 30 healthcare facilities. The following table provides summary information regarding our facilities.

Property Name	Location	Property Type	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price	Approximate Occupancy
Senior Living Operations
Caruth Haven Court	Highland Park, TX	Assisted-Living Facility	100%	1/22/2009	74,647	$20,500,000	91%
The Oaks Bradenton	Bradenton, FL	Assisted-Living Facility	100%	5/1/2009	18,172	4,500,000	100%
GreenTree at Westwood	Columbus, IN	Assisted-Living Facility	100%	12/30/2009	50,249	5,150,000	100%
Oakleaf Village Portfolio			80%	4/30/2010		27,000,000
Oakleaf Village at Lexington	Lexington, SC	Assisted-Living Facility			67,000		93%
Oakleaf Village at Greenville	Greenville, SC	Assisted-Living Facility			65,000		71%
Terrace at Mountain Creek	Chattanooga, TN	Assisted-Living Facility	100%	9/3/2010	109,643	8,500,000	90%
Carriage Court of Hilliard	Hilliard, OH	Assisted-Living Facility	100%	12/22/2010	69,184	17,500,000	89%
River’s Edge of Yardley	Yardley, PA	Assisted-Living Facility	100%	12/22/2010	26,146	4,500,000	100%
Forestview Manor	Meredith, NH	Assisted-Living Facility	100%	1/14/2011	34,270	10,750,000	95%
Woodland Terrace at the Oaks	Allentown, PA	Assisted-Living Facility	100%	4/14/2011	50,400	9,000,000	98%
Amber Glen	Urbana, IL	Assisted-Living Facility	80%	8/31/2012	31,250	13,622,000	89%
Mill Creek	Springfield, IL	Assisted-Living Facility	80%	8/31/2012	31,635	12,356,000	97%
Hudson Creek	Bryan, TX	Assisted-Living Facility	80%	8/31/2012	36,813	11,546,000	74%
Sugar Creek	Normal, IL	Assisted-Living Facility	80%	8/31/2012	31,090	11,963,000	98%
Woodbury Mews Portfolio	Woodbury, NJ	Assisted-Living and Independent-Living Facility	100%	10/21/2013	198,557	38,126,000	80%
Standish Village	Dorchester, MA	Assisted-Living Facility	95%	12/6/2013	76,340	15,550,000	94%
Compass on the Bay	Boston, MA	Assisted-Living Facility	95%	4/4/2014	28,725	11,700,000	97%
Live Oaks Village of Hammond	Hammond, LA	Assisted-Living Facility	100%	11/14/2014	34,800	6,985,000	94%
Live Oaks Village of Slidell	Slidell, LA	Assisted-Living Facility	100%	11/14/2014	32,270	5,715,000	89%
Spring Village at Wildewood	California, MD	Assisted-Living Facility	100%	11/24/2014	30,781	9,650,000	56%
Gables of Hudson	Hudson, OH	Assisted-Living Facility	100%	12/18/2014	84,984	16,750,000	67%
Sumter Place	The Villages, FL	Assisted-Living Facility	100%	12/31/2014	138,191	48,500,000	69%
Buffalo Crossing	The Villages, FL	Assisted-Living Facility - Under Development	25%	1/28/2014	-	(1)	-
The Parkway	Blue Springs, MO	Assisted-Living Facility - Under Development	65%	10/2/2014	-	(1)	-
Triple Net Leased
Mesa Vista Inn Health Center	San Antonio, TX	Skilled Nursing Facility	100%	12/31/2009	55,525	13,000,000	100%
Global Rehab Inpatient Rehab Facility	Dallas, TX	Inpatient Rehabilitation Facility	100%	8/19/2010	40,828	14,800,000	100%
Rome LTACH Project	Rome, GA	Long-Term Acute Care Hospital	100%	1/12/2010	52,944	18,900,000	100%
St. Andrews Village	Aurora, CO	Assisted-Living Facility	100%	8/20/2014	346,649	42,500,000	100%
Medical Office Building
Hedgcoxe Health Plaza	Plano, TX	Medical Office Building	100%	12/22/2010	32,109	9,094,000	100%
Physicians Center MOB	Bryan, TX	Medical Office Building	72%	4/2/2012	114,583	(1)	69%
Total					1,962,785	$408,157,000

(1)	This investment is accounted for on the equity method and discussed further in Note 6 to our Consolidated Financial Statements included in this report.

The following table shows tenant lease expirations related to the Company’s medical office building and triple net segments for the next ten years:

		Expiration Year(1)
Segment	Total	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Thereafter
Medical Office:
Tenant Leases	7	2	1	1	-	3	-	-	-	-	-	-
Base Rent	914,000	311,000	49,000	55,000	-	499,000	-	-	-	-	-	-
% of segment base rent	100%	34%	5%	6%	0%	55%	0%	0%	0%	0%	0%	0%

Triple Net Lease:
Properties	4	-	-	-	-	-	-	-	-	-	3	1
Base Rent	10,958,000	-	-	-	-	-	-	-	-	-	8,392,000	2,566,000
% of segment base rent	100%	0%	0%	0%	0%	0%	0%	0%	0%	0%	77%	23%

Total:
Base Rent	11,872,000	311,000	49,000	55,000	-	499,000	-	-	-	-	8,392,000	2,566,000
% of total base rent	100%	3%	0%	0%	0%	4%	0%	0%	0%	0%	71%	22%

(1)	This table excludes the Company’s Senior Living segment given that these properties represent month-to-month leases. The leases that expire in 2015 in the medical office building and triple net leased segments represents less than one percent of the Company’s consolidated revenues for the year ended December 31, 2014.

The weighted average annual effective rent for the senior living segment for the year ended December 31, 2014 is $65,179 per unit, based on total revenue per unit.

The weighted average annual effective rent for the medical office building and triple net segments for the year ended December 31, 2014 is $26.68 and $29.13 per square foot, based on total revenue per square foot.

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

	December 31, 2013		December 31, 2012
Real estate assets	$28.08	(1)	$21.96	(1)
Debt	(14.76	)(2)	(12.54	)(2)
Liquidation preference of preferred interests	(1.74	)(3)	-	(3)
Non real-estate assets and liabilities	0.05	(4)	0.60	(4)
Estimated net asset value per-share	11.63		$10.02
Estimated enterprise value premium	None assumed		None assumed
Total estimated per-share value	$11.63		$10.02
Common shares outstanding	12,608,534		12,807,673

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

Our estimated per-share value of $11.63 as of December 31, 2013 has been positively affected by the performance of our portfolio as well as the overall strength of healthcare real estate market dynamics. We previously reported estimated per-share valuations of $11.63 (as of December 31, 2013) and $10.02 (as of December 31, 2012) on Current Reports on Form 8-K dated February 14, 2013 and December 22, 2011, respectively.

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

Stock Repurchase Program

In 2007, we adopted a stock repurchase program for investors who had held their shares for at least one year. Under our stock repurchase program, the repurchase price varied depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time with 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares. In 2009, our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholder’s purchase price irrespective of how long the stockholder held the shares.

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

During the twelve months ended December 31, 2014, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available that may Yet to be Repurchased under the Program
First quarter 2014	6,000	$11.63	(1)
Second quarter 2014	43,962	11.63	(1)
Third quarter 2014	-	-	(1)
Fourth quarter 2014	-	-	(1)
	49,962

(1)	With respect to redemptions requested within one year of the death of a stockholder, we may, but will not be obligated to, redeem shares even if such redemption causes the number of shares redeemed to exceed 5% of the number of shares outstanding at the end of the prior calendar year.

Our board of directors reserves the right in its sole discretion at any time and from time to time, upon 30 days prior notice to our stockholders, to amend, reinstate or terminate our stock repurchase program.

Stockholders

As of March 15, 2015, we had approximately 11.5 million shares of common stock outstanding held by 3,275 stockholders of record.

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

During the years ended December 31, 2014 and 2013, we paid distributions, including any distributions reinvested, aggregating approximately $5.8 million and $6.2 million, respectively to our stockholders. From October 16, 2006 (date of inception) to December 31, 2014, distributions declared were approximately $30.8 million. Of this amount, $5.6 million has been reinvested through our distribution reinvestment plan and $23.7 million has been paid in cash to stockholders. Since inception, we have experienced a cumulative positive cash flow from operations of approximately $23.6 million. Accordingly, from our inception to date, our total distributions have exceeded our cash flows from operations.

The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2013 through December 31, 2014, aggregated by quarter.

	Distributions Declared(1)			Distributions Paid	Cash Flows from Operations	Net Income
Period	Cash	Reinvested	Total
First quarter 2013	$1,493,000	$-	$1,493,000	$1,533,000	$2,643,000	$511,000
Second quarter 2013	1,585,000	-	1,585,000	1,493,000	2,522,000	519,000
Third quarter 2013	1,544,000	52,000	1,596,000	1,585,000	2,413,000	2,747,000
Fourth quarter 2013	1,528,000	61,000	1,589,000	1,544,000	1,313,000	(1,323,000)
	$6,150,000	$113,000	$6,263,000	$6,155,000	$8,891,000	$2,454,000

First quarter 2014	$1,486,000	$69,000	$1,555,000	$1,528,000	$3,652,000	$(91,000)
Second quarter 2014	1,452,000	88,000	1,540,000	1,486,000	2,852,000	(167,000)
Third quarter 2014	1,354,000	91,000	1,445,000	1,452,000	3,602,000	310,000
Fourth quarter 2014	1,354,000	91,000	1,445,000	1,354,000	3,091,000	435,000
	$5,646,000	$339,000	$5,985,000	$5,820,000	$13,197,000	$487,000

(1)	Distributions are declared based on daily record dates and paid quarterly.

Our board of directors declared distributions for daily record dates occurring in the first quarter of 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.475 per share (4.75% based on share price of $10.00). Commencing with the declaration of distribution for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00% based on share price of $10.00).

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

Recent Sales of Unregistered Securities

Information regarding sales of unregistered securities during the period covered by this report has been previously disclosed in the Company’s current Reports on Form 8-K filed with the SEC on April 8, 2014, June 20, 2014, August 19, 2014, November 20, 2014, December 19, 2014 and January 6, 2015.

Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this item is included in Part III, Item 12 herein.

ITEM 6.             SELECTED FINANCIAL DATA

The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance Sheet Data:
Total assets	$433,834,000	$276,842,000	$231,230,000	$173,085,000	$158,955,000
Investments in real estate, net	369,069,000	235,219,000	189,736,000	127,827,000	114,642,000
Notes payable, net	276,476,000	181,645,000	145,364,000	85,978,000	72,204,000
Stockholders’ equity	142,705,000	86,245,000	77,909,000	80,859,000	81,691,000

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Operating Data:
Revenues	$81,565,000	$61,855,000	$48,633,000	$39,845,000	$17,822,000
Property operating and maintenance	$50,841,000	$37,710,000	$29,941,000	$25,317,000	$11,133,000
General and administrative expense	$1,321,000	$1,597,000	$1,783,000	$3,668,000	$2,396,000
Net income (loss)	$487,000	$2,454,000	$(810,000)	$(5,393,000)	$(6,471,000)
Noncontrolling interest	$3,153,000	$566,000	$72,000	$(61,000)	$(152,000)
Net (loss) income attributable to common stockholders	$(2,666,000)	$1,888,000	$(882,000)	$(5,332,000)	$(6,319,000)
Net (loss) income per common share attributable to common stockholders - basic and diluted	(0.22)	$0.15	$(0.07)	$(0.42)	$(0.89)
Dividends declared	5,985,000	6,263,000	3,940,000	6,343,000	6,111,000
Dividends per common share (1)	$0.49	$0.49	$0.31	$0.50	$0.75
Weighted average number of shares outstanding - basic and diluted	12,242,324	12,734,907	12,871,670	12,704,733	7,090,146
Other Data:
Cash flows provided by (used in) operating activities	$13,197,000	$8,891,000	$6,049,000	$2,842,000	$(3,100,000)
Cash flows used in investing activities	$(141,711,000)	$(50,223,000)	$(21,070,000)	$(21,700,000)	$(57,822,000)
Cash flows provided by financing activities	$142,286,000	$41,617,000	$8,556,000	$17,112,000	$75,740,000

(1)	Dividend per common share is calculated based on days outstanding during the year.

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with the Investor for the purpose of obtaining up to $158.7 million of equity funding to be used to finance future real estate investments (such investments and the related agreements are referred to herein collectively as “the KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of December 31, 2014, we had issued and outstanding 11,472,765 shares of common stock, and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2014 the Operating Partnership had issued and outstanding 20,000 Common Units, 1,000 Series A Preferred Units, and 946,560 Series B Preferred Units.

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The DRIP offering shares were initially offered at a purchase price of $10.02 per share, which was the current estimated per-share value of our common stock.  Effective February 28, 2014, the offering price of the DRIP shares was adjusted to $11.63 per share, which is our updated estimated per-share value of common stock as of February 28, 2014.

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

Despite the economic conditions discussed above, the demand for health care services is projected to continue to grow for the foreseeable future. According to The National Coalition on Healthcare, by 2016 nearly $1 in every $5 in the United States will be spent on healthcare, and the aging US population is expected to continue to fuel the need for healthcare services. The over age 65 population of the United States is projected to grow 36% between 2010 and 2020, compared with 9% for the general population, according to the US Census Bureau. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Highlights for the Twelve Months Ended December 31, 2014

•	We purchased 1,113,213 shares of our common stock for an aggregate cost of approximately $10.0 million.

•	We made the following investments during the year:

•	We acquired a 25% joint venture interest that will develop Buffalo Crossing, a senior housing facility, for approximately $1.1 million;

•	We acquired a 95% joint venture interest in Compass on the Bay, a senior housing facility, for approximately $11.7 million;

•	We acquired St. Andrews Village, a senior housing facility, accounted for under a triple net lease arrangement, for approximately $42.5 million;

•	We acquired a 65% joint venture interest in Blue Springs Senior Living Community, LLC that will develop The Parkway, a senior housing facility, for approximately $3.5 million;

•	We acquired Live Oaks Village of Hammond and Slidell, two senior housing facilities, for approximately $12.7 million;

•	We acquired Spring Village at Wildewood, a senior housing facility, for approximately $9.65 million;

•	We acquired Gables of Hudson, a senior housing facility, for approximately $16.75 million;

•	We acquired Sumter Place, a senior housing facility, for approximately $48.5 million.

Results of Operations

As of December 31, 2014, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

We purchased our first property in January 2009, and as of December 31, 2014, we owned interests in 30 properties. For the years ended December 31, 2014, 2013 and 2012, our investments by segment were as follows:

Segment (1)	2014	2013	2012
Senior living	22	17	14
Medical office building	1	1	1
Triple-net leased	4	3	3

(1)	In addition to our three reportable business segments, which reflect the operations of our consolidated investments, we also have investments in unconsolidated joint ventures. For the years ended December 31, 2014, 2013, and 2012 we had three, one and two investments in unconsolidated joint ventures, respectively.

In January 2014, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a senior living facility. In April 2014, we acquired a 95% joint venture interest in Compass on the Bay, a senior living facility. In August 2014, we acquired St. Andrews Village, a senior living facility, accounted for under a triple net lease arrangement. In October 2014, we acquired a 65% interest in a joint venture entity that will develop The Parkway. In November 2014, we acquired Spring Village at Wildewood and Live Oaks Village of Hammond and Slidell, senior living facilities. In December 2014, we acquired Gables of Hudson and Sumter Place, senior living facilities. Buffalo Crossing and The Parkway are accounted for as unconsolidated joint ventures.

In October 2013, we acquired Woodbury Mews, a two facility senior living campus, and in December 2013, we acquired a 95% joint venture interest in Standish Village, a senior living facility. In August 2013, we sold our joint venture interest in an unconsolidated property, Littleton Specialty Rehabilitation Facility.

The results of our operations for the twelve months ended December 31, 2014, 2013 and 2012 are affected by our acquisitions that have occurred during the periods.

 Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$23,197,000	$18,053,000	$5,144,000	28%
Triple-net leased properties	6,670,000	5,257,000	1,413,000	27%
Medical office building	857,000	835,000	22,000	3%
Total portfolio net operating income	$30,724,000	$24,145,000	$6,579,000	27%

Reconciliation to net income:
Net operating income, as defined (1)	$30,724,000	$24,145,000	$6,579,000	27%
Other (income) expense:
General and administrative	1,321,000	1,597,000	(276,000)	(17)%
Asset management fees and expenses	4,135,000	2,944,000	1,191,000	40%
Real estate acquisitions costs	2,724,000	1,472,000	1,252,000	85%
Depreciation and amortization	11,793,000	8,691,000	3,102,000	36%
Interest expense, net	9,912,000	8,263,000	1,649,000	20%
Loss on debt extinguishment and other expense	-	352,000	(352,000)	(100)%
Equity in loss from unconsolidated entities	352,000	73,000	279,000	382%
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	1,701,000	(100)%
Net income	$487,000	$2,454,000	$(1,967,000)	(80)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2014 increased to $23.2 million from $18.1 million for the year ended December 31, 2013. The increase is primarily due to the inclusion of the operations of Compass on the Bay in the second quarter of 2014 and The Villages at Wildewood, Live Oaks Village of Hammond and Slidell, and Gables of Hudson in the fourth quarter of 2014.

	Years Ended December 31,
	2014	2013	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$42,338,000	$29,266,000	$13,072,000	45%
Resident services and fee income	28,845,000	24,888,000	3,957,000	16%
Tenant reimbursement and other income	1,606,000	424,000	1,182,000	279%
Less:
Property operating and maintenance expenses	49,592,000	36,525,000	13,067,000	36%
Total portfolio net operating income	$23,197,000	$18,053,000	$5,144,000	28%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $6.7 million for the year ended December 31, 2014 compared to $5.3 million for the year ended December 31, 2013, primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Years Ended December 31,
	2014	2013	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$6,727,000	$5,237,000	$1,490,000	28%
Tenant reimbursement and other income	882,000	889,000	(7,000)	(1)%
Less:
Property operating and maintenance expenses	939,000	869,000	70,000	8%
Total portfolio net operating income	$6,670,000	$5,257,000	$1,413,000	27%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income in 2014 was comparable to net operating income in 2013.

	Years Ended December 31,
	2014	2013	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$857,000	$854,000	$3,000	0%
Tenant reimbursement and other income	310,000	297,000	13,000	4%
Less:
Property operating and maintenance expenses	310,000	316,000	(6,000)	(2)%
Total portfolio net operating income	$857,000	$835,000	$22,000	3%

Unallocated (expenses) income

General and administrative expenses decreased to $1.3 million for the year ended December 31, 2014 from $1.6 million for the year ended December 31, 2013. The decrease is primarily the result of a $0.3 million higher income tax benefit in 2014 as compared to 2013.

Asset management fees and expenses increased to $4.1 million for the year ended December 31, 2014 from $2.9 million for the year ended December 31, 2013, as a result of a higher asset base. Real estate acquisition costs increased to $2.7 million for the year ended December 31, 2014 from $1.5 million for the year ended December 31, 2013, primarily as a result of the increase of acquisitions in 2014. The increase in depreciation and amortization to $11.8 million for the year ended December 31, 2014 from $8.7 million for the year ended December 31, 2013 reflects the effect of 2014 and 2013 real estate acquisitions.

Interest expense, net, for the year ended December 31, 2014 increased to $9.9 million from $8.3 million for the year ended December 31, 2013, primarily as a result of the debt incurred for acquisitions that occurred throughout 2014.

The 2014 equity in loss from unconsolidated joint ventures relates to the operations of Physicians Center MOB. The 2013 equity in loss from unconsolidated joint ventures relates to the operations of Physicians Center MOB and is partially offset by income from the Littleton Specialty Rehabilitation Facility that was sold in August of 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended December 31,
	2013	2012	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$18,053,000	$13,090,000	$4,963,000	38%
Triple-net leased properties	5,257,000	4,743,000	514,000	11%
Medical office building	835,000	859,000	(24,000)	(3)%
Total portfolio net operating income	$24,145,000	$18,692,000	$5,453,000	29%
Reconciliation to net income (loss):
Net operating income, as defined (1)	$24,145,000	$18,692,000	$5,453,000	29%
Other (income) expense:
General and administrative	1,597,000	1,783,000	(186,000)	(10)%
Asset management fees and expenses	2,944,000	2,152,000	792,000	37%
Real estate acquisitions costs	1,472,000	1,387,000	85,000	6%
Depreciation and amortization	8,691,000	7,095,000	1,596,000	22%
Interest expense, net	8,263,000	6,960,000	1,303,000	19%
Loss on debt extinguishment and other expense	352,000	1,179,000	(827,000)	(70)%
Equity in loss from unconsolidated entities	73,000	228,000	(155,000)	(68)%
Gain on disposition of investment in unconsolidated entity	(1,701,000)	-	1,701,000	100%
Gain on remeasurement of investment in unconsolidated entity	-	(1,282,000)	(1,282,000)	(100)%
Net income (loss)	$2,454,000	$(810,000)	$3,264,000	(403)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2013 increased to $18.1 million from $13.1 million for the year ended December 31, 2012. The increase is primarily due to the inclusion of the operations of the four Leah Bay joint venture properties for a full year in 2013 and the operations of Woodbury Mews and Standish Village properties after their acquisitions during the fourth quarter of 2013. In addition, net operating income from properties acquired prior to 2012 increased approximately 4.5% in 2013.

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

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $5.3 million for the year ended December 31, 2013 compared to $4.7 million for the year ended December 31, 2012, primarily due to the ownership of a controlling interest in the Rome LTACH for a full year in 2013. The operations of Rome LTACH were included in our consolidated triple-net leased segment for a full year in 2013 and for the period after the date of the acquisition in April 2012 when we began consolidating Rome LTACH.

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

Liquidity and Capital Resources

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP Offering”). The DRIP Offering shares were initially offered at a purchase price of $10.02, which was the then-current estimated per-share value of our common stock. Effective February 28, 2014, DRIP offering price for the shares was adjusted to $11.63 per share, which is our estimated per-share value of our common stock as of February 28, 2014.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $158.7 million of equity funding to be used to finance future investment opportunities. Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units. As of December 31, 2014, we had issued 1,000 shares of our Series C Preferred Stock and 946,560 Series B Preferred Units to the Investor (See Note 13 to the accompanying condensed consolidated financial statements) and approximately $63.9 million of this commitment is available for investments. Based on acquisition activity we anticipate, provided we can secure necessary lender amounts per a “change of control”, that we will draw all funds available from the KKR Equity Commitment by March 31, 2015.

We expect that primary sources of capital will include debt financing, net cash flows from operations and net proceeds from the sale of preferred units of partnership interest in our Operating Partnership in accordance with the terms of the KKR Equity Commitment to the extent we have funds available to draw. We expect that our primary uses of capital will be for property acquisitions, including promote monetization payments for other real estate-related investments, for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

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

As of December 31, 2014, we had approximately $35.6 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, the sale of preferred units of partnership interest in our Operating Partnership pursuant to the KKR Equity Commitment, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as net offering proceeds are expended in connection with acquisitions and if distributions are made in excess of cash available from operating cash flows.

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of December 31, 2014, our notes payable were $276.4 million ($276.5 million, including premium).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2014, we were in compliance with all such covenants and requirements, with the exception of Woodbury Mews. As of December 31, 2014, the average occupancy level at our Woodbury Mews property was below the minimum required under the financial covenants in our loan documents, violating a covenant of this loan. The lender has waived compliance with this covenant for the quarter ended December 31, 2014, but we can provide no assurances that the lender will continue to waive compliance with this covenant in future quarters. Any such violation constitutes an event of default under the loan agreement, and if we do not secure a waiver of this covenant in future quarters in which the property does not satisfy the minimum occupancy level, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the Woodbury Mews property, enforce the Company’s guarantee of up to 25% of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan.

Cash flows provided by operating activities for the years ended December 31, 2014 and 2013 were $13.2 million and $8.9 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $6.6 million, partially offset by the timing of cash receipts and payments.

Cash flows used in investing activities for the years ended December 31, 2014 and 2013 were $141.7 million and $50.2, respectively. The 2014 increase was due primarily to a higher level of property acquisition activity in 2014, including: the investment in Buffalo Crossing and the acquisition of Compass on the Bay, St. Andrews Village, Spring Village at Wildewood, Live Oaks Village of Hammond and Slidell, Gables of Hudson and Sumter Place. The 2013 amount was comprised of the acquisitions of Woodbury Mews and Standish Village and capital expenditures related to existing properties which were offset by proceeds from the disposition of the investment in the Littleton Specialty Rehabilitation Facility.

Cash flows provided by financing activities for the years ended December 31, 2014 and 2013 were $142.3 million and $41.6 million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and redemption of the Company’s common shares in 2014. During the year ended December 31, 2014, the Company received $75.1 million of net proceeds from the issuance of Series B Preferred Units, redeemed $10.6 million off its common shares, paid $5.8 million of distributions to stockholders, and paid $2.8 million of distributions to noncontrolling interests, principally to the investor in the Series B Preferred Units. During the year ended December 31, 2013, the Company received $15.1 million of net proceeds from the issuance of Series B Preferred Units, redeemed $2.0 million of its common shares, paid $6.2 million of distributions to stockholders, paid $1.2 million of distributions to noncontrolling interests and paid $4.1 million of fees and expenses in connection with the KKR Equity Commitment. During the year ended December 31, 2014, the Company received proceeds from notes payable related to the acquisitions of St. Andrews Village, Spring Village at Wildewood, Live Oaks Village of Hammond and Slidell, Gables of Hudson, and Sumter Place as well as the debt refinancing of Woodland Terrace at the Oaks and Mesa Vista Inn of $104.0 million. These proceeds were offset by the Company’s repayment of notes payable of $15.5 million. During the year ended December 31, 2013, the Company received proceeds, net of related costs of $15.1 million in connection with the KKR Equity Commitment, and proceeds from notes payable related to Woodbury Mews, Standish Village, and the refinance on Oakleaf in the amount of $55.9 million. These proceeds were offset by the Company’s repayment of notes payable of $19.5 million.

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

Our calculations of FFO and MFFO for the years ended December 31, 2014, 2013, and 2012 are presented below:

	For the years ended,
	December 31, 2014	December 31, 2013	December 31, 2012
Net income (loss) attributable to common stockholders	$(2,666,000)	$1,888,000	$(882,000)

Adjustments:
Real estate depreciation and amortization	11,793,000	8,691,000	7,095,000
Joint venture depreciation and amortization	617,000	653,000	716,000
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	-
Funds from operations (FFO) attributable to common stockholders	$9,744,000	$9,531,000	$6,929,000

Adjustments:
Straight-line rent and above/below market lease amortization	$(654,000)	$(667,000)	$(715,000)
Real estate acquisition costs	2,724,000	1,472,000	1,387,000
Loss on debt extinguishment	-	352,000	1,179,000
Gain on remeasurement of investment in unconsolidated entity	-	-	(1,282,000)
Modified funds from operations (MFFO) attributable to common stockholders	$11,814,000	$10,688,000	$7,498,000

Basic and diluted weighted average number of common shares	12,242,324	12,734,907	12,871,670
Basic and diluted FFO per weighted average share	$0.80	$0.75	$0.54
Basic and diluted MFFO per weighted average share	$0.97	$0.84	$0.58

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

During 2014, 2013 and 2012, we did not record any impairment charges related to our investments in real estate.

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

For the years ended December 31, 2014 and 2013, the Company elected to perform Step 1 in its evaluation of goodwill. The Company did not record any impairment charges related to our goodwill.

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

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2014, we had acquired fourteen assisted-living facilities and formed twenty-four wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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

Subsequent Events

Georgetown Loan

On January 15, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for The Delaney at Georgetown Village development project located in Georgetown, Texas (the “Georgetown Loan”). The borrower, Westminster-LCS Georgetown LLC, is not affiliated with the Company or the Advisor. The borrower is a joint venture between Life Care Companies, LLC (“LCS”) and a fund sponsored by Westminster Capital (“Westminster”), and will use the proceeds of the Georgetown Loan to develop a senior living facility with 207 units including independent living, assisted living and memory care.

The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. Advances will be made periodically during the construction period to cover documented hard and soft costs of construction and interest, commencing after the borrower has expended its required equity contribution, and subject to customary construction draw conditions. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair market value upon stabilization or 48 months. Fair market value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair market value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

The Company expects to fund the Georgetown Loan with proceeds from the sale of Series B Preferred Units to the Investor. Upon funding of the Georgetown Loan, interest income on the loan receivable will be recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks.

Sale of Preferred Units in the Operating Partnership

On January 16, 2015, a purchase of securities related to the Georgetown Loan (the “Georgetown Put Exercise”) was completed by the Investor pursuant to the KKR Equity Commitment.

Pursuant to the Georgetown Put Exercise, the Investor agreed to fund $41.9 million related to the Georgetown Loan and was issued the following securities:

•	155,000 newly-issued Series B Preferred Units, which are convertible into approximately 1,546,906 shares of the Company’s common stock at the currently effective conversion price.

After giving effect to the 155,000 Series B Preferred Units issued upon the closing of the Georgetown Put Exercise and the Series B Preferred Units relating to the Georgetown Put Exercise remaining to be issued, 220,580 Series B Preferred Units remain issuable under the Purchase Agreement.

Sumter Grand

On February 6, 2015, through a wholly-owned subsidiary, we acquired real estate property (“Sumter Grand”) from Retirement Two, LLC, which is not affiliated with us, for a purchase price of $31.5 million. Sumter Grand consists of a 150-unit independent living facility located in The Villages, Florida. We funded the purchase of Sumter Grand with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment on December 30, 2014 and with proceeds from a mortgage loan from KeyBank National Association, Inc.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating to the variable portion of our debt financing. As of December 31, 2014, we had approximately $120.0 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR rates. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $1.2 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

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

ITEM 9B.           OTHER INFORMATION

Our board of directors amended our Second Amended and Restated Bylaws (the “Bylaws”) as of March 20, 2015. The amendment is effective immediately. Section 2.2 of the Bylaws was amended to provide that the annual meeting of stockholders be held on any date determined by our board of directors. Prior to adoption of the amendment, the Bylaws provided that the annual meeting of stockholders would be held during the month of May.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

The names, ages, principal occupations and certain other information about the members of our board of directors are set forth below.

Billy Butcher, age 34, is one of our KKR-selected Directors as he was elected to be one of our directors, and a member of our investment committee, on March 12, 2013 in connection with, and as a condition to, the execution of the KKR Equity Commitment. Mr. Butcher is an executive officer of Sentinel RE Investment Holdings GP LLC, which is the general partner of the Investor. Mr. Butcher is currently employed by KKR as a Director in its real estate investment business.  Mr. Butcher joined KKR in 2004, and prior to KKR’s establishment of a dedicated real estate investment effort, Mr. Butcher worked in KKR’s corporate private equity business, both in the United States and internationally.

Prior to joining KKR, Mr. Butcher was employed with Goldman, Sachs & Co. He holds an A.B. from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

Romeo Cefalo, age 65, has served as one of our independent directors since August 2008. From 2004 to 2006, Mr. Cefalo was Executive Vice President of Real Estate, Construction and New Store Development for Albertsons, Inc. He was responsible for managing Albertson’s real estate operation and $1.5 billion annual capital budget. From 2001 to 2004, Mr. Cefalo was Executive Vice President of Operations for Albertsons. His responsibilities included managing growth planning and capital budgets. From 1995 to 2001, Mr. Cefalo was President of Lucky Stores in Buena Park, California, and was responsible for $6.0 billion in sales and $400.0 million in earnings. Mr. Cefalo received his Master of Business Administration from New Hampshire College in 1984.

For the following reasons, the board concluded that Mr. Cefalo should serve as a director. In addition to his management experience, Mr. Cefalo’s specific knowledge of commercial real estate and related investment and financing activities position him very well to provide the board of directors with valuable industry-specific insight and experience.

Barry Chase, age 59, has served as one of our independent directors since September 2007. He has been actively involved in the real estate industry since 1980. Mr. Chase is the Co-Founder and Managing Principal of AVP advisors, a real estate investment management firm for institutional investors. From 2004 to present, Mr. Chase has worked for AVP advisors. From 2002 to 2003, Mr. Chase was a Principal of Platinum Capital advisors, and from 1998 to 2002, he was the Executive Vice President and the President of Koll Development Company’s Western Division, where he developed more than nine million square feet of office, industrial, retail and mixed-use projects.

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

For the following reasons, the board concluded that Mr. Chase should serve as a director. Mr. Chase brings to the board of directors demonstrated management ability at senior levels as well as extensive relevant experience in the commercial real estate industry. Mr. Chase’s legal background provides our board with leadership and consensus-building skills on a variety of matters, including corporate governance.

Daniel A. Decker, age 62, is one of our KKR-selected Directors. He is the President and an owner of CoastWood Senior Housing Partners, LLC (“CW”), an investment firm specializing in senior housing and related services, which he founded in 2005. In January 2013, CW joined with KKR and Beecken Petty O'Keefe & Company to acquire 100% of the operations of Sunrise Senior Living (NYSE:SRZ), one of the leading operators of assisted living properties in the United States.

Prior to forming CW, Mr. Decker was a partner from 1990 to 2005 at The Hampstead Group, LLC, a private equity firm specializing in real estate operating companies. Mr. Decker was an attorney at the law firm of Munsch, Hardt, Kopf & Harr from 1985 to 1990, which he co-founded in 1985. Mr. Decker was an attorney at Winstead, Sechrest & Minick P.C. from 1980 to 1985. Mr. Decker served as a Director of Health Care REIT, Inc. (NYSE:HCN) from October 2011 through August 2012, during which time he served as a member of the Audit, Investment, Nominating/Corporate Governance and Planning Committees. Mr. Decker earned his Bachelor of Business Administration degree in economics in 1979 and his J.D. in 1980, both from the University of Missouri.

Mr. Decker has been investing in the senior housing industry for nearly 20 years. During that period he has been involved in the investment, made through three different public companies, of approximately $2 billion of assets across a spectrum of independent living, assisted living, memory care, and skilled nursing facilities. Mr. Decker’s experience with investment and private equity firms brings a new point of view and base of experience to the board of directors. Mr. Decker was elected to be one of our directors, and a member of our investment committee, on March 12, 2013 in connection with, and as a condition to, the execution of the KKR Equity Commitment. Mr. Decker, through an affiliate of KKR, is a co-investor with the Investor in us in connection with the KKR Equity Commitment.

Steven Pearson, age 67, has served as one of our independent directors since September 2007. He is the Executive Vice President, Chief Strategy Officer and a director for DAUM Commercial Real Estate. Mr. Pearson has been with DAUM since June 1997 and serves as a key executive responsible for the planning and execution of the company’s growth initiatives. Prior to his affiliation with DAUM, from July 1991 through May 1997, Mr. Pearson served as Senior Vice President of Coldwell Banker Commercial Affiliates, where he oversaw the design, development, and delivery of all commercial resources for Coldwell Banker.

Mr. Pearson’s background includes 15 years with CB Commercial in Denver, San Francisco and Newport Beach. During his tenure in Denver he was active in the local chapter of the National Association of Industrial and Office Parks (NAIOP) and served as a market expert for several Urban Land Institute (ULI) functions. In San Francisco, Mr. Pearson was a vice president for Coldwell Banker Investment Banking Services. In this capacity, he focused on the analysis of recapitalization or disposition of larger real estate assets or asset portfolios of institutional owners - primarily industrial and office portfolios in Denver and Southern California. In Newport Beach, Mr. Pearson worked as an investment specialist focusing primarily on the analysis and sale of mid-sized institutional property for insurance companies, Savings and Loans, and the RTC. Mr. Pearson earned his Bachelor of Arts in Psychology from Stanford University and earned his MBA in Marketing and Finance from the University of Colorado.

For the following reasons, the board concluded that Mr. Pearson should serve as a director. Mr. Pearson brings to the board over 37 years of diverse experience in commercial real estate, including experience in the areas of investment banking, brokerage, management and financing. His extensive understanding of these aspects of industry provide the board with an invaluable resource for assessing and managing risks and planning corporate strategy. In addition, Mr. Pearson provides an important perspective for the board’s discussions regarding our capital and liquidity needs.

John Mark Ramsey, age 44, is our Chief Executive Officer, President and a member of our board of directors, positions he has held since December 2011.  Mr. Ramsey is also Chief Executive Officer and majority owner of our Advisor, Sentio Investments, LLC, positions he has held since its formation in December 2011.  Between May 2007 and December 2011, Mr. Ramsey was an owner of, and served as the Chief Executive Officer of Servant Healthcare Investments, LLC (“SHI”), which served as our sub-advisor from May 2008 through July 2011 and as our Advisor from July 2011 through December 2011.  During his tenures with Sentio Investments and SHI, Mr. Ramsey has overseen all investment activity for these entities while also developing and maintaining relationships with leaders in the healthcare industry.

Prior to his role with SHI, Mr. Ramsey served for four years at CNL Retirement Properties, Inc. (“CNL”), now Health Care Property Investors, Inc., (NYSE: HCP), the nation’s largest real estate investment trust focusing exclusively on properties serving the healthcare industry. During his four years as an executive at CNL, Mr. Ramsey served as a senior vice president and executive committee member. In this capacity, Mr. Ramsey managed the Investment Group, and was responsible for implementing and executing the investment strategy in the senior housing and medical facilities’ sectors. During his tenure, CNL closed on over 18,000,000 square feet and $3.1 billion, positioning it as the third largest healthcare REIT in the United States, which proved to be a key factor in CNL’s successful merger with HCP.

Before joining CNL in 2003, Mr. Ramsey was co-founder and Senior Vice President of Development and Acquisitions for Superior Residences, Inc., a regional developer and owner/operator of Senior Housing projects with responsibilities for all company development and acquisition activities. He also has extensive investment advising experience, having been a Principal and Co-Founder of Weaver, Ramsey & Hershiser, a financial advisory firm specializing in financial management. Prior to that, he served as an Investment Advisor to A.G. Edwards, where he implemented a total financial planning approach with his clients. Mr. Ramsey is a Magna Cum Laude graduate of Florida State University, having earned dual degrees in finance and real estate.

For the following reasons, the board concluded that Mr. Ramsey should serve as a director. As the Chief Executive Officer and President of the Company, Mr. Ramsey is the only officer of the Company to sit on the board of directors.  As such, Mr. Ramsey is well positioned to provide essential insight and guidance to the board of directors from an inside perspective of the day-to-day operations of the Company. Furthermore, his experience and expertise in the healthcare real estate sector and with the acquisition, ownership and operation of senior living facilities and medical facilities are key assets to our board of directors.

Ronald Shuck, age 66, has served as one of our independent directors since September 2008. Mr. Shuck was a shareholder with Moore Stephens Lovelace, P.A, (MSL), an accounting firm, for 25 years until his retirement as a shareholder in July 2013. He continues to serve as an advisor to MSL in relation to its senior housing practice. Mr. Shuck also helped to form Windermere Strategic Partners, LLC, an organization that provides services to developers and owners of senior housing properties. Mr. Shuck has been providing services to the senior housing and care industry for over 30 years. His comprehensive financial experience in the healthcare industry includes consulting with clients on corporate governance, strategic planning, market risk and compiling and examining financial forecasts and projections. Mr. Shuck has written articles pertaining to senior housing and care that have been published in various publications including The Wall Street Journal and Forbes Magazine. Mr. Shuck received his Bachelor of Science in Accounting from Kent State University and his Masters in Accounting from the University of Central Florida. Mr. Shuck also serves on the board of directors for the Florida Retirement Housing Council.

For the following reasons, the board concluded that Mr. Shuck should serve as a director. Mr. Shuck brings a key combination of skills overlapping the healthcare and real estate industries. His background and expert knowledge in the areas of corporate governance, risk assessment and strategic planning are key assets to the board of directors. In addition, Mr. Shuck’s strong accounting credentials provide him with the skills and knowledge to serve effectively on our audit committee.

James Skorheim, age 63, has served as one of our independent directors since September 2007. He is a CPA, an attorney at law, a Certified Valuation Analyst, a Certified Fraud Examiner and a Certified Forensic Accountant. Since 2005, he has served as a Principal of the firm Skorheim & Associates, an accountancy corporation specializing in financial analysis and valuation in relation to commercial damages and losses. From 2000 to 2005, Mr. Skorheim was a partner in the certified public accounting and business consulting firm of Moss Adams, LLP. Prior to that, he was a partner of Coleman & Grant and Deloitte & Touche LLP.

Mr. Skorheim has testified in over one hundred business litigation cases at both the federal and state levels on a variety of business and financial issues. He has also served as a mediator, arbitrator and accounting neutral in numerous matters. His professional background and experience includes the handling of accounting, tax, financial and estate planning, business consulting, business valuation, risk management and commercial insurance claims services for both small and Fortune 500 companies and their owners and executives. Mr. Skorheim serves as chairman of our audit committee.

For the following reasons, the board concluded that Mr. Skorheim should serve as a director. Mr. Skorheim is an experienced forensic accountant and certified valuation analyst with the requisite skills necessary to lead our audit committee. His background in financial analysis and his substantial experience in commercial real estate investment and operations make him a critical asset, both on our board of directors in general and as the chairman of our audit committee. Mr. Skorheim’s positions have provided him with a wealth of knowledge in dealing with a broad range of financial and accounting matters.

Executive Officers

The following individuals serve as of our executive officers:

John Mark Ramsey is our Chief Executive Officer and President. Biographical information for Mr. Ramsey is set forth above.

Sharon Kaiser, age 70, is our Chief Financial Officer, Treasurer and Secretary, positions she has held since October 2006, November, 2011 and July 2010, respectively.  Ms. Kaiser has overall responsibility for our finance and accounting. Ms. Kaiser served as our President from May 25, 2011 to December 16, 2011.  Effective January 1, 2012, Ms. Kaiser was also appointed Chief Financial Officer of Sentio Investments, LLC, our Advisor.

From July 2005 to December 2011, Ms. Kaiser served as the Chief Financial Officer for a number of entities affiliated with Cornerstone Ventures, Inc., the sponsor of our former advisor, including three publicly registered, non-traded real estate funds. Prior to joining the Cornerstone group, Ms. Kaiser was Director of Financial Operations for Westfield America, Inc., an owner, manager and developer of regional shopping centers and the American subsidiary of a large retail REIT listed on the Australian stock exchange.  From 1999 to 2002, Ms. Kaiser served as Chief Financial Officer of The StayWell Company, then a subsidiary of Vivendi Universal, and from 1995 to 1999 she served as Chief Financial Officer and Senior Vice President of HemaCare Corporation, a publicly traded biomedical company. Her responsibilities included financial accounting and reporting, information technology, investor relations and human resources, as well as strategic planning and acquisition due diligence and integration. Before joining HemaCare Corporation, Ms. Kaiser served as the Chief Financial Officer of a publicly-traded (AMEX) REIT sponsored by The Koll Company. She started her career with Arthur Andersen and Co., leaving as a senior manager. Ms. Kaiser holds a Bachelor of Science degree in Business Administration from the University of Southern California and has been a Certified Public Accountant since 1981.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC. Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2014.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all members of our board of directors and our executive officers. The Code of Business Conduct and Ethics can be accessed through our website: www.sentiohealthcareproperties.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website.

Audit Committee Financial Expert

The Audit Committee consists of independent directors James Skorheim (Chairman), Steven Pearson and Ronald Shuck. Our board of directors has determined that Mr. Skorheim is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Skorheim, including his relevant qualifications, is previously described in this Item 10. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of any national securities exchange. However, each member of our audit committee is “independent” under the rules of the NASDAQ stock market.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

We have no employees and our executive officers do not receive compensation directly from us for services rendered to us. During 2014 and 2013, John Mark Ramsey and Sharon Kaiser served as our executive officers and were also officers and employees of Sentio Investments, LLC, our Advisor. Mr. Ramsey and Ms. Kaiser were compensated by our Advisor, in part, for services that they provided to us. Pursuant to the terms of the Advisory Agreements in effect with our Advisor during 2014 and 2013, we were not required to reimburse our Advisor for any personnel costs incurred by our Advisor related to its employees, including any compensation paid by our Advisor to Mr. Ramsey and Ms. Kaiser. A description of the nature and amounts of fees that we paid to our Advisor during 2014 and 2013 is found below under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

If a director is also one of our executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to directors who are neither our executive officers nor affiliates of our Advisor (such directors are “outside directors”) for their service to us is determined by our board of directors, based upon information provided by our Advisor. Mr. Ramsey, who manages and controls our Advisor, is involved in advising on the compensation to be paid to our outside directors.

We have provided below certain information regarding compensation paid to our directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
William Bloomer(2)	$9,750	$—	$—	$9,750
Billy Butcher	22,750			22,750
Romeo Cefalo	23,250	—	—	23,250
Barry Chase	25,250	—	—	25,250
Daniel A. Decker	21,750			21,750
Steven Pearson	22,750	—	—	22,750
John Mark Ramsey (3)	—	—	—	—
Ronald Shuck	30,750	—	—	30,750
James Skorheim	28,750	—	—	28,750

(1)	Includes fees paid in 2015 for services rendered in 2014.

(2)	William Bloomer retired from the board of directors effective May 8, 2014.

(3)	Directors who are either (i) our executive officers, or (ii) affiliated with our Advisor, do not receive compensation for services rendered as a director.

We pay each of our outside directors for attending board and committee meetings as follows:

•	$3,000 per regular board meeting attended in person or by teleconference. Effective commencing with the first regular board meeting of 2015 we increased the cash compensation for attendance at a regular board meeting to $4,500 per meeting attended in person or by teleconference. We expect to hold four regular meetings per year.

•	$750 per special board meeting attended in person or by teleconference. The special board meeting fee will apply to any board meeting called by our officers that is not a regular board meeting.

•	$1,000 per committee meeting attended.

•	An additional committee chair fee of $500 per meeting for the chair of the audit committee.

•	An additional committee chair fee of $250 per meeting for the respective chairs of the compensation, investment and independent directors committees.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees.

Equity-Based Compensation

We have adopted an Employee and Director Long-Term Incentive Plan to (i) provide incentives to individuals chosen to receive share-based awards because of their ability to improve operations and increase our profits; (ii) encourage selected persons to accept or continue employment with us or our Advisor or one of our other affiliates; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Director Long-Term Incentive Plan is equal to 10% of our outstanding shares at any time. No awards have been granted under the plan. Our Employee and Director Long-Term Incentive Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	(1)

(1)	The number of shares authorized for issuance pursuant to the Employee and Director Long-Term Incentive Plan is equal to 10% of our outstanding stock at any time. As discussed above under the heading “Equity-based Compensation,” no awards have been granted under the Employee and Director Long-Term Incentive Plan.

Ownership of Equity Securities by Directors and Executive Officers

The following table sets forth information as of March 15, 2015, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 11,480,620 shares of common stock outstanding as of March 15, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
John Mark Ramsey	—	—
Sharon Kaiser	—	—
Billy Butcher	—	—
Romeo Cefalo	—	—
Barry Chase	—	—
Daniel Decker	—	—
Steven Pearson	—	—
Ronald Shuck	—	—
James Skorheim	—	—
All current directors and executive officers as a group (nine persons)	—	—

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

Ownership of Equity Securities by Certain Beneficial Owners

The following table sets forth information as of March 15, 2015, regarding the beneficial ownership of the persons that are known to us to be the beneficial owners of more than 5% of our common stock and Series C Preferred Stock, which constitute our two classes of voting securities. The percentage of beneficial ownership is calculated based on 11,480,620 shares of common stock and 1,000 shares of Series C Preferred Stock outstanding as of March 15, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percentage of Class	Amount and Nature of Beneficial Ownership of Series C Preferred Stock (1)	Percentage of Class
Sentinel RE Investment Holdings LP (2)	10,993,613	(3)	48.9%	1,000	100%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 15, 2015. None of the securities listed are pledged as security.
(2)	These securities are held directly by Sentinel RE Investment Holdings LP. Sentinel RE Investment Holdings GP LLC is the general partner of Sentinel RE Investment Holdings LP. KKR REPA AIV-1 L.P. is the managing member of Sentinel RE Investment Holdings GP LLC. KKR Associates REPA L.P. is the general partner of KKR REPA AIV-1 L.P. KKR REPA GP LLC is the general partner of KKR Associates REPA L.P. KKR Fund Holdings L.P. is the sole member of KKR REPA GP LLC. KKR Fund Holdings GP Limited is a general partner KKR Fund Holdings L.P. KKR Group Holdings L.P. is the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P. KKR Group Limited is the general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the general partner of KKR & Co. L.P. Messrs. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. Each of Sentinel RE Investment Holdings GP LLC, KKR REPA AIV-1 L.P., KKR Associates REPA L.P., KKR REPA GP LLC, KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P., KKR Management LLC, and Messrs. Kravis and Roberts may be deemed to be the beneficial owner of the securities held by Sentinel RE Investment Holdings LP.
(3)	Represents Series B Preferred Units of our operating partnership. Subject to the terms of the Second Amended and Restated Limited Partnership Agreement of our operating partnership, dated as of August 5, 2013, entered into by and among the Company, HPC LP TRS, LLC, and Sentinel RE Investment Holdings LP, Sentinel RE Investment Holdings LP has the right to convert 1,101,560 Series B Preferred Units into 10,993,613 common units of our operating partnership, which are then exchangeable for shares of our common stock on a one-for-one basis.

Potential Change of Control

The KKR Equity Commitment and the transactions contemplated thereby may result in a change of control of the Company. Based on the capitalization of the Company as of March 15, 2015, if the maximum amount of $158.7 million is drawn by us under the KKR Equity Commitment, then the Investor and its affiliates would hold approximately 58% of our voting capital stock as well as the same percentage of our as-converted common stock by virtue of their combined interests in the Series C Preferred Stock and Series B Preferred Units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The independent directors committee has reviewed the material transactions between our related persons and us during our two most recently completed fiscal years, as well as any such currently proposed transactions. Based upon the independent directors committee’s review of these transactions and of the fees paid to affiliates of the company during this period, the independent directors committee believes that all of the transactions have been fair and reasonable to the company and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Set forth below is a description of such transactions and our policy regarding the review and approval of transactions involving affiliates.

Advisory Relationship with Sentio Investments

Throughout 2013 we were party to an Advisory Agreement with our external Advisor, Sentio Investments, LLC (referred to herein as our Advisor or “Sentio Investments”), which became effective on January 1, 2012 for a one year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1, 2013, January 1, 2014, and January 1, 2015, however, as discussed below under the heading “Transition Agreement” certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with Sentio Investments.

John Mark Ramsey, our Chief Executive Officer, President and a member of our board of directors, is also the Chief Executive Officer and majority owner of Sentio Investments. Sharon Kaiser, our Chief Financial Officer, Treasurer and Secretary, is also an executive officer and an employee of Sentio Investments.

Pursuant to the provisions of the Advisory Agreement, Sentio Investments, as Advisor, is responsible for managing, operating, directing and supervising the operation of our company and its assets. Generally, Sentio Investments is responsible for providing us with (i) property acquisition, disposition and financing services, (ii) asset management and operational services, including real estate services and financial and administrative services, (iii) stockholder services, and (iv) in the event we conduct a public offering of our securities, offering-related services. Sentio Investments is subject to the supervision and ultimate authority of our board of directors and has a fiduciary duty to our company and its stockholders.

The fees and expense reimbursements payable or paid to Sentio Investments under the Advisory Agreement, and subject to the terms of the Transition Agreement, as discussed below under the heading “Transition Agreement,” are described below.

Offering Stage Fees and Expenses:

•	If our board of directors determines that it is advisable and in our best interests to conduct an offering of our securities, Sentio Investments will be responsible for managing and supervising such offering activities and will be entitled to be reimbursed for organizational and offering costs paid by Sentio Investments on our behalf from the proceeds of such offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. However, Sentio Investments would be required to reimburse us to the extent that our organization and offering expenses are in excess of 15% of gross offering proceeds at the conclusion of such offering. During the years ended December 31, 2013 and 2014, Sentio Investments incurred no organization and offering expenses on our behalf.

Acquisition and Operating Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments acquisition fees in an amount equal to 1.0% of the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of an investment, inclusive of the acquisition expenses associated with such investment, and the amount of any debt attributable to such investment. With respect to acquisitions made through a joint venture in which the Company is a co-venturer, the acquisition fee payable to Sentio Investments will be equal to 1.0% of the Company’s allocable portion of the amount actually paid or allocated to the purchase, development, construction or improvement of the investment, inclusive of the acquisition expenses associated with such investment, and the Company’s allocable portion of any debt attributable to such investment. An acquisition fee will be payable to Sentio Investments at the time we acquire the related investment. In addition, we are required to reimburse Sentio Investments for direct costs Sentio Investments incurs and pays to third parties in connection with the selection and acquisition of potential investments, whether or not we ultimately acquire them. During the years ended December 31, 2013 and 2014, Sentio Investments earned approximately $0.5 million and $1.6 million, respectively, of acquisition fees from us and incurred no acquisition expenses on our behalf.

•	We are not required to reimburse Sentio Investments or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by Sentio Investments to its employees, and (ii) any costs related to Sentio Investments’ rent, utilities and general overhead. We are responsible for paying directly or reimbursing Sentio Investments for costs that are directly attributable to our business.

•	Under the Advisory Agreement, Sentio Investments must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets (as defined in the Advisory Agreement) or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors which it deems sufficient. If the independent directors committee does not approve such excess as being so justified, the Advisory Agreement and our charter require that any amount in excess of the 2%/25 Guidelines (an “Excess Amount”) paid to Sentio Investments during a fiscal quarter shall be repaid to us. For the four quarters ended December 31, 2013 and December 31, 2014, our management fees and expenses and operating expenses totaled $4.6 million and $5.8 million, respectively. These amounts did not exceed the greater of 2% of our average invested assets and 25% of our net income.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments a financing coordination fee for services rendered by Sentio Investments in connection with the refinancing of any of our debt obligations in an amount equal to 0.5% of the gross amount of any such refinancing, provided however, that Sentio Investments will not be entitled to a financing coordination fee in connection with the refinancing of debt obligations secured by any particular asset that was subject to a refinancing in connection with which Sentio Investments received a financing coordination fee within the immediately preceding three year period. Any such financing coordination fee is payable to Sentio Investments upon the closing of the related refinancing. During the years ended December 31, 2013 and 2014, Sentio Investments earned approximately $0.1 million and $0.1 million of financing coordination fees from us, respectively.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments a monthly asset management fee in an amount equal to one-twelfth of 1.0% of our assets under management, calculated on a monthly basis as of the last day of each month. Additionally, subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, with respect to fiscal quarters in which distributions declared to stockholders and cash available for distribution for such fiscal quarter are each at least $0.125 per share, we are also obligated to pay Sentio Investments a quarterly bonus asset management fee equal to the lesser of (i) one-fourth of 0.15% of our assets under management, calculated on a quarterly basis as of the last day of the quarter, or (ii) $150,000. During the years ended December 31, 2013 and 2014, Sentio Investments earned approximately $2.9 million and $4.1 million, respectively, of asset management fees from us.

•	Subject to the limitation on fees agreed to in the Transition Agreement, if we retain Sentio Investments or one of its affiliates to manage or lease any of our properties, we will pay Sentio Investments or such affiliate a market-based fee in accordance with a separately negotiated property management, leasing and development agreement to be approved by the independent directors committee, which agreement may provide for fees similar to what other management or leasing companies generally charge for the management or leasing of similar properties, and which may include reimbursement for the costs and expenses Sentio Investments or its affiliates incurs in managing or leasing our properties. During the years ended December 31, 2013 and 2014, we did not pay any property management, leasing or development fees to Sentio Investments.

Listing/ Liquidation Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, if Sentio Investments or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors committee) in connection with the sale of one or more of our properties, other than a sale in connection with a transaction in which we sell, grant, convey or relinquish our ownership of all or substantially all of our assets, we would be required to pay Sentio Investments or such affiliate at closing a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission in light of the size, type and location of the property. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. During the years ended December 31, 2013 and 2014, Sentio Investments earned approximately $0.1 million and $0.0 million, respectively, of disposition fees from us.

•	As described in further detail below under “Transition Agreement” under certain circumstances, Sentio Investments may be entitled to incentive fee amounts upon a listing or liquidation of the Company, or upon a termination of the Advisory Agreement. During the years ended December 31, 2013 and 2014, we did not pay any incentive fees to Sentio Investments related to listing or liquidation of the Company, or a termination of the Advisory Agreement.

Fee Credit

Sentio Investments may advise other owners or prospective owners of assets in the healthcare sector and earn fees for such efforts. However, in the event that a third party owner contracts with Sentio Investments for the provision of advisory services, Sentio Investments will be required to reduce the fees that we pay pursuant to the Advisory Agreement as follows: (A) if the contractual fees to be paid by such third party owner to Sentio Investments are, on a percentage basis, greater than or equal to 90% of the corresponding or analogous fees charged to us, then Sentio Investments will reduce the amount of fees charged to us by a dollar amount equal to 50% of the corresponding or analogous fees actually paid to Sentio Investments by such third party owner; and (B) if the contractual fees to be paid by such third party owner to Sentio Investments are, on a percentage basis, less than 90% of the corresponding or analogous fees charged to us, then Sentio Investments will reduce the dollar amount of fees charged to us by an amount equal to 25% of the corresponding or analogous fees actually paid to Sentio Investments to such third party owner.

Term and Termination

The Advisory Agreement with Sentio Investments has a one-year term, which may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. The Advisory Agreement may be terminated by us or by Sentio Investments without cause and without penalty upon 60 days written notice to the other party. Either party may terminate the agreement immediately in the event that the other party (i) commences bankruptcy or similar insolvency proceedings, or (ii) commits a material breach of the agreement which is not cured within 30 days after written notice from the non-breaching party, or which the non-breaching party reasonably determines cannot be cured within 30 days.

Transition Agreement

In connection with entering into the KKR Equity Commitment on February 10, 2013 (the “Commitment Effective Date”), we entered into the Transition Agreement with Sentio Investments and the Investor. The Transition Agreement sets forth the terms for our transition from our current externally-advised structure to an internal management structure. The Transition Agreement provides that the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

As noted above, Mr. Ramsey is the Chief Executive Officer and majority owner of Sentio Investments, and Ms. Kaiser is an executive officer and an employee of Sentio Investments.

The Transition Agreement limits the amount of the fees payable under our existing Advisory Agreement with Sentio Investments. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement are limited to an amount no more than (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Fee Amount”) during the one-year period following the Commitment Effective Date, and (2) $3.2 million plus any remaining portion of the Excess Fee Amount during the period from the first to the second anniversary of the Commitment Effective Date. The maximum aggregate amount of such fees payable to the Advisor from the Commitment Effective Date through the second anniversary of the Commitment Effective Date under these limits was $9.6 million (the “Maximum Fee Amount”). Solely with respect to any fees earned by the Advisor during the period from the first to the second anniversary of the Commitment Effective Date in excess of the Maximum Fee Amount, such fees will be included in fees payable during the one-year period following the second anniversary of the Commitment Effective Date, subject to a maximum amount of $1.0 million. For the one-year period from the second to the third anniversary of the Commitment Effective Date, as well as for the one-year period from the third to the fourth anniversary of the Commitment Effective Date, the same limits will apply to the aggregate fees the Advisor can earn such that the aggregate amount of such fees payable to the Advisor from the second anniversary to the fourth anniversary of the Commitment Effective Date is equal to the Maximum Fee Amount.

The Transition Agreement also amends the Advisory Agreement to modify the terms of the subordinated incentive fees to which our Advisor may be entitled under certain circumstances. Specifically, the Transition Agreement provides for the following possible incentive amounts to be payable to our Advisor:

•	Subordinated Sales and Financings Promote. A subordinated sales and financings promote may be payable to the Advisor upon a distribution to holders of shares of our common stock outstanding as of the Commitment Effective Date (the “Legacy Common Shares”) resulting from a sale and financing of one or more of our assets, which will be determined and paid as an amount of shares of common stock equal to the ratio of:

o	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share cash distributions to the holders of the Legacy Common Shares in respect of cash from sales and financings, plus (ii) the total amount of all previous dividends or distributions paid on the Legacy Common Shares since the date of the inception of the Company’s initial public offering; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the date of the closing of the applicable sale or financing on the Legacy Common Shares;

over:

o	the net asset value per share of common stock as of the closing of the applicable sale or financing (as defined in the Transition Agreement).

However, if the subordinated sales and financings promote is payable as the result of a sale of all or substantially all of the assets of the Company, then the promote will be paid in cash rather than shares of common stock.

•	Subordinated Internalization Promote. In connection with a termination of the Advisory Agreement upon consummation of an internalization, the Advisor may be entitled to a subordinated internalization promote determined and paid on the third anniversary of the Commitment Effective Date (unless delayed in accordance with the Transition Agreement), in an amount consisting of the sum of:

o	a cash payment equal to 40% of:

▪	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share net asset value on the determination date, plus (ii) the total amount of dividends or distributions paid on the Legacy Common Shares from date from inception of the Company’s initial public offering through the determination date; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the determination date on the Legacy Common Shares (such amount, the “Subordinated Internalization Cash Amount”); and

an amount of shares of common stock equal to the ratio of:

▪	60% of the Subordinated Internalization Cash Amount;

over:

▪	the net asset value per share of common stock as of the determination date (as defined in the Transition Agreement).

However, in the event the common stock is listed on a national stock exchange as of the determination date, the amount of the subordinated internalization promote will be determined by reference to the market value of a share of common stock (as defined in the Transition Agreement), rather than the net asset value. Furthermore, the amount of the subordinated internalization promote will be reduced by the amount of any subordinated sales and financings promote previously earned by our Advisor.

•	Subordinated Performance Fee Due Upon Termination. If (1) we terminate the Advisory Agreement prior to an internalization for any reason other than a material breach by the Advisor, (2) the Advisory Agreement is not renewed (other than in connection with an internalization) because we are unwilling to renew the agreement on substantially similar terms, or (3) the Advisor terminates the Advisory Agreement prior to an internalization because of a material breach by us, then, we will pay the Advisor a subordinated performance fee due upon termination, payable in the form of a promissory note bearing simple interest at a rate of 5% per annum, in a principal amount equal to:

o	10% the amount, if any, by which (A) the sum of (i) the product of the Legacy Common Shares times the per share net asset value at the termination date and (ii) total distributions (excluding any stock dividend and distributions paid on shares of common stock redeemed by the Company) paid on the Legacy Common Shares through the termination date, exceeds (B) the sum of (i) the total invested capital for the Legacy Common Shares and (ii) the total distributions required to be made to the Legacy Common Shares in order to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the termination date;

o	less any prior payment to our Advisor of a subordinated sales and financings promote.

Upon the internalization date established pursuant to the Transition Agreement, we will acquire all of the Advisor’s assets that are reasonably necessary for the management and operation of our business (we refer to such a transaction as an internalization). On or prior to the internalization date, our Advisor will facilitate our efforts to hire the employees of the Advisor. With respect to certain key persons, we will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to our hiring of all key personnel. Upon an internalization or a Liquidation Event (as defined in the investor rights agreement entered in connection with the KKR Equity Commitment), then our Advisor will receive a fee in an amount that is the lesser of (i) $4.0 million or $3.0 million (depending on when the event occurs), and (ii) the remaining portion of the $9.6 million maximum fee amount, if any, not previously paid to our Advisor.

In connection with entering into the Transition Agreement, we and our Advisor have generally agreed not to terminate the Advisory Agreement without the prior consent of the Investor.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units of our operating partnership. The terms of the KKR Equity Commitment and the related agreements and securities are described in detail in our Current Report on Form 8-K filed with the SEC on February 12, 2013.

Billy Butcher, who has served as one of our directors since March 12, 2013 and was elected to be one of our directors in connection with, and as a condition to, the execution of KKR Equity Commitment is an executive officer of Sentinel RE Investment Holdings GP LLC, which is the general partner of the Investor. Mr. Butcher is also employed by KKR as a Director in its Real Estate business.

Daniel Decker who has also served as one of our directors since March 12, 2013 and was elected to be one of our directors in connection with, and as a condition to, the execution of KKR Equity Commitment. Mr. Decker is associated with the Investor and KKR. Mr. Decker, through an entity that he owns, is a co-investor with the Investor in us in connection with the KKR Equity Commitment.

As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 10,993,613 shares of common stock of the Company, which represent, in the aggregate, approximately, 48.9% of the outstanding shares of common stock.

Amendments to Securities Purchase Agreement

Effective April 8, 2014, the Securities Purchase Agreement was amended to allow the operating partnership to issue up to $29 million of additional Series B Preferred Units to the Investor for the purpose of funding a repurchase of the Company’s stock under the tender offer discussed below under the heading “Tender Offer” (the “Second Amendment Agreement”). As a result of the Second Amendment Agreement, the Securities Purchase Agreement was also amended to delay and potentially reduce the unused capital fee payable by the Company to the Investor during the first year of the term of the Securities Purchase Agreement, depending on the success of the tender offer.

On December 22, 2014, the Securities Purchase Agreement was amended again (the “Third Amendment Agreement”) to permit us to use the KKR Equity Commitment to finance the origination and funding of non-recourse loans to third-party borrowers for the development, construction and leasing of health care properties (each a “Construction Loan”). Previously, the KKR Equity Commitment only contemplated the financing of real estate acquisitions.

Pursuant to the Third Amendment Agreement, the procedures for the delivery and review of a put exercise notice were revised to account for the potential financing by the Company, via the KKR Equity Commitment, of a Construction Loan. Under the Third Amendment Agreement, we may deliver a put exercise notice related to a Construction Loan (a “Construction Loan Put Exercise”) that the Investor may then approve or disapprove in its discretion. If the Investor accepts the Construction Loan Put Exercise, the Investor is then committed to fund the full put exercise amount included in the related notice. However, the Investor shall fund the put exercise amount in installments (commencing on the closing of the Construction Loan Put Exercise) pursuant to a draw schedule provided by us, which draw schedule we may adjust by no more than 10% without further approval by the Investor. Notwithstanding the fact that at the closing of the Construction Loan Put Exercise the Investor will not contribute cash to the operating partnership in the full put exercise amount, the operating partnership will issue Series B Preferred Units to the Investor in an amount that reflects the full amount of the Construction Loan Put Exercise. In the event the Company experiences a liquidation event (as defined in the Investor Rights Agreement), the Investor is required to immediately advance to us all Construction Loan Put Exercise amounts remaining to be funded. Finally, the term of the Securities Purchase Agreement was revised to provide that if the draw schedule of a Construction Loan Put Exercise extends beyond the initially contemplated term of the Securities Purchase Agreement, the Securities Purchase Agreement shall continue, solely with respect to the obligation of the Investor to continue funding amounts under a Construction Loan Put Exercise and any rights and obligations of the parties with respect thereto, beyond the initially contemplated term and shall terminate automatically on the date the unfunded amount of a Construction Loan Put Exercise equals zero dollars.

Amendment to Second Amended and Restated Operating Partnership Agreement

On December 22, 2014, the Company, HPC LP TRS, LLC and the Investor entered the First Amendment to the Second Amended and Restated Limited Partnership Agreement (the “Partnership Amendment”) to revise certain terms of the Series B Preferred Units included in the Second Amended and Restated Limited Partnership Agreement to be consistent with the changes effected in the Third Amendment Agreement.

Pursuant to the Partnership Amendment, any Series B Preferred Units issued in connection with a Construction Loan Put Exercise related to the Georgetown transaction would receive cash distributions at a reduced annual rate equal to 6.0% in preference to any distributions paid to common units. In addition, in consideration of the fact that at any closing of a Construction Loan Put Exercise, the operating partnership will issue Series B Preferred Units in the full amount of the exercise put amount committed by the Investor notwithstanding the fact that the Investor will contribute the cash to the operating partnership in installments pursuant to a draw schedule as described above, the preferred return for a Construction Loan Put Exercise will be calculated based solely on the exercise put amount related to the Construction Loan Put Exercise that has been funded as opposed to the full amount of Series B Preferred Units outstanding. The Partnership Amendment further adjusts the “catch-up” return common stockholders must receive to a weighted average of 7.5% and 6.0% to account for the different rate of return on any Series B Preferred Units issued in connection with a Construction Loan Put Exercise for the Georgetown transaction. For additional information regarding the Georgetown Transaction see below under the heading “Georgetown Transaction.”

The Partnership Amendment also permits the operating partnership to engage in a sale of the assets or equity of the operating partnership without the consent of the Investor, which would otherwise be required under the Second Amended and Restated Limited Partnership Agreement, provided the following conditions are met: (i) the sale is cash only, and (ii) the Company or the operating partnership, as applicable, has issued to the Investor $100,000 in aggregate liquidation preference amount of Series C Preferred Shares and $149,900,000 in aggregate liquidation preference amount of Series B Preferred Units. Finally, the Partnership Amendment requires prior Investor approval for any material changes to the transaction documents related to the Georgetown transaction.

Amendment to Investor Rights Agreement

On December 22, 2014, the Company and the Investor entered into the First Amendment to Investor Rights Agreement to amend the Investor Rights Agreement to permit the Company to engage in a sale of the assets or equity of the operating partnership and the Company without the consent of the Investor, which would otherwise be required under the Investor Rights Agreement, provided the following conditions are met: (i) the sale is cash only, and (ii) the Company or the operating partnership, as applicable, has issued to the Investor $100,000 in aggregate liquidation preference amount of Series C Preferred Shares and $149,900,000 in aggregate liquidation preference amount of Series B Preferred Units.

Real Estate Acquisitions

On October 18, 2013, in connection with our acquisition of the Woodbury Mews property in Woodbury, New Jersey, the Investor completed the first put exercise under the KKR Equity Commitment, purchasing 1,000 shares of newly issued Series C Preferred Stock and 142,000 newly-issued Series B Preferred Units in our operating partnership for an aggregate purchase price of $14.3 million. In addition, on December 5, 2013, in connection with our acquisition of an interest in the Standish Village property in Dorchester, Massachusetts the Investor completed a second put exercise under the KKR Equity Commitment, purchasing 51,000 newly-issued Series B Preferred Units for an aggregate purchase price of $5.1 million.

On April 4, 2014, in connection with our acquisition of an interest in the Compass on the Bay property in Boston, Massachusetts the Investor completed a put exercise under the KKR Equity Commitment, purchasing 54,000 newly-issued Series B Preferred Units for an aggregate purchase price of $5.4 million. On August 13, 2014, in connection with our acquisition of the St. Andrew’s Village property in Aurora, Colorado, the Investor completed a put exercise under the KKR Equity Commitment, purchasing 127,310 newly-issued Series B Preferred Units for an aggregate purchase price of $12.7 million. On November 14, 2014, in connection with our acquisition of the Wildewood property in California, Maryland and the Live Oaks Portfolio in Louisiana, the Investor completed a put exercise under the KKR Equity Commitment, purchasing 86,710 newly-issued Series B Preferred Units for an aggregate purchase price of $8.67 million. On December 15, 2014, in connection with our acquisition of the Gables Portfolio in Ohio, the Investor completed a put exercise under the KKR Equity Commitment, purchasing 56,880 newly-issued Series B Preferred Units for an aggregate purchase price of $5.69 million. On December 30, 2014, in connection with our acquisition of the Sumter Place and Sumter Grand properties in The Villages, Florida, the Investor completed a put exercise under the KKR Equity Commitment, purchasing 341,400 newly-issued Series B Preferred Units for an aggregate purchase price of $34.1 million.

Tender Offer

On April 10, 2014, we announced the commencement of an issuer tender offer to purchase for cash up to $35 million of our issued and outstanding shares of common stock from stockholders at a price of $8.50 per share. On May 22, 2014, we amended the tender offer to increase the purchase price to $9.00 per share and to extend the tender offer expiration date. The tender offer expired on June 12, 2014. We purchased 1,113,213 shares of our common stock pursuant to the tender offer for an aggregate cost of approximately $10.0 million, excluding fees and expenses related to the tender offer paid by the Company. The tender offer was funded by a sale of 87,260 newly-issued Series B Preferred Units to the Investor for an aggregate purchase price of $8.7 million on June 18, 2014, and the remainder from the Company’s existing cash.

Georgetown Transaction

On January 15, 2015, we originated a development loan in the amount of $41.9 million for The Delaney at Georgetown Village development project located in Georgetown, Texas (the “Georgetown Loan”). On January 16, 2015, in connection with our origination of the Georgetown Loan, the Investor completed a put exercise under the KKR Equity Commitment, purchasing 155,000 newly-issued Series B Preferred Units for an aggregate purchase price of $41.9 million (the “Georgetown Put Exercise”). On January 16, 2015, we entered a letter agreement with the Investor (the “Letter Agreement”) to divide the issuance of Series B Preferred Units related to the Georgetown Put Exercise into two issuances in recognition of the fact that if Series B Preferred Units were issued for the full Georgetown Put Exercise amount of $41.9 million certain “change-of-control” provisions would be triggered in our loan documents, which, without consents from the lenders thereto, would have caused us to be in default under such loan documents.

After giving effect to the 155,000 Series B Preferred Units issued upon the closing of the Georgetown Put Exercise and the Series B Preferred Units relating to the Georgetown Put Exercise remaining to be issued pursuant to the Letter Agreement, 220,580 Series B Preferred Units remained issuable under the Securities Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Securities Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed real estate acquisition or construction loan.

Policy regarding Transactions with Affiliates

Our charter requires our independent directors committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by our Advisory Agreement with our Advisor, a majority of the independent directors committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Furthermore, our independent directors committee must review at least annually our fees and expenses to determine that the expenses incurred are reasonable in light of our investment performance, our net asset value, our net income and the fees and expenses of other comparable unaffiliated REITs. In addition, our Code of Business Conduct and Ethics sets forth examples of types of transactions with related parties that would create conflicts of interest between the interests of our stockholders and the private interests of the parties involved in such transactions. Our directors and officers are required to take all reasonable action to avoid such conflicts of interest or the appearance of conflicts of interest. If a conflict of interest becomes unavoidable, our directors and officers are required to report the conflict to a designated ethics contact, which, depending on the circumstances of the transaction, would be either our chief executive officer, chief financial officer, or the chairman of our audit committee. The appropriate ethics contact is then responsible for working with the reporting director or officer to monitor and resolve the conflict of interest in accordance with our Code of Business Conduct and Ethics.

Director Independence

Our charter contains detailed criteria for determining the independence of our directors and requires a majority of the members of our board of directors to qualify as independent. The board of directors consults with our legal counsel to ensure that the board’s independence determinations are consistent with our charter and applicable securities and other laws and regulations. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Sentio Healthcare Properties, our senior management and our independent registered public accounting firm, the board of directors has determined that Romeo Cefalo, Barry Chase, Steven Pearson, Ronald Shuck and James Skorheim are independent, and consequently the majority of our board of directors is comprised of independent directors. In addition, Mr. William Bloomer, who served as a director until his resignation in May 2014 was also independent. Furthermore, although our shares are not listed on a national securities exchange, a majority of the members of our board of directors, and all of the members of our audit committee, independent directors committee and compensation committee are independent under the rules of the NASDAQ stock market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since September 11, 2012. Our management believes that KPMG is knowledgeable about our operations and accounting practices and is well qualified to act as our independent registered public accounting firm.

Audit, Audit-Related, Tax and Other Fees

The audit committee reviewed the audit and nonaudit services performed by KPMG, as well as the fees charged by KPMG for such services. In its review of the nonaudit service fees, the audit committee considered whether the provision of such services was compatible with maintaining the independence of KPMG.

The following table presents the aggregate fees billed to us for the years ended December 31, 2014 and 2013 by our principal accounting firm:

Services	2014	2013
Audit Fees(1)	$332,100	$478,000
Audit-Related Fees	87,350	27,000
Tax Fees(2)	—	—
All Other Fees	—	—
Total	$419,450	$505,000

(1)	Audit fees billed in 2014 and 2013 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.
(2)	Tax services billed in 2014 and 2013 consisted of tax compliance and tax planning and advice.

Pre-Approval Polices

The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC which are approved by the audit committee prior to the completion of the audit. All services rendered by our independent registered public accounting firms for the years ended December 31, 2014 and 2013 were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

(3)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sentio Healthcare Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orlando, Florida

March 20, 2015

Certified Public Accountants

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$35,564,000	$21,792,000
Investments in real estate:
Land	42,266,000	28,561,000
Buildings and improvements, net	306,788,000	192,495,000
Furniture, fixtures and vehicles, net	8,987,000	4,743,000
Intangible lease assets, net	11,028,000	9,420,000
	369,069,000	235,219,000
Deferred financing costs, net	3,338,000	1,966,000
Investment in unconsolidated entities	5,146,000	1,297,000
Tenant and other receivables, net	4,037,000	3,204,000
Deferred costs and other assets	5,554,000	3,469,000
Restricted cash	5,161,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$433,834,000	$276,842,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$276,476,000	$181,645,000
Accounts payable and accrued liabilities	10,178,000	5,367,000
Prepaid rent and security deposits	3,029,000	1,996,000
Distributions payable	1,446,000	1,589,000
Total liabilities	291,129,000	190,597,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,472,765 and 12,608,534 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	115,000	126,000
Additional paid-in capital	66,792,000	83,346,000
Accumulated deficit	(18,714,000)	(16,048,000)
Total stockholders' equity	48,193,000	67,424,000
Noncontrolling interests:
Series B convertible preferred OP units	91,088,000	15,100,000
Other noncontrolling interest	3,424,000	3,721,000
Total equity	142,705,000	86,245,000
Total liabilities and equity	$433,834,000	$276,842,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, 2013 and 2012

	December 31,
	2014	2013	2012
Revenues:
Rental revenues	$49,922,000	$35,357,000	$33,123,000
Resident fees and services	28,845,000	24,888,000	13,981,000
Tenant reimbursements and other income	2,798,000	1,610,000	1,529,000
	81,565,000	61,855,000	48,633,000
Expenses:
Property operating and maintenance	50,841,000	37,710,000	29,941,000
General and administrative	1,321,000	1,597,000	1,783,000
Asset management fees	4,135,000	2,944,000	2,152,000
Real estate acquisition costs	2,724,000	1,472,000	1,387,000
Depreciation and amortization	11,793,000	8,691,000	7,095,000
	70,814,000	52,414,000	42,358,000
Income from operations	10,751,000	9,441,000	6,275,000

Other (income) expense:
Interest expense, net	9,912,000	8,263,000	6,960,000
Equity in loss from unconsolidated entities	352,000	73,000	228,000
Loss on debt extinguishment and other expense	-	352,000	1,179,000
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	-
Gain on remeasurement of investment in unconsolidated entity	-	-	(1,282,000)
Net Income (loss)	487,000	2,454,000	(810,000)
Preferred return to series B preferred OP units	2,567,000	244,000	-
Net income attributable to other noncontrolling interests	586,000	322,000	72,000
Net (loss) income attributable to common stockholders	$(2,666,000)	$1,888,000	$(882,000)

Basic and diluted weighted average number of common shares	12,242,324	12,734,907	12,871,670
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.22)	$0.15	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock		Common Stock				Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2011	-	$-	12,916,612	$129,000	$96,542,000	$(17,054,000)	$79,617,000	$1,242,000	$80,859,000
Redeemed Shares	-	-	(108,939)	(1,000)	(1,013,000)	-	(1,014,000)	-	(1,014,000)
Noncontrolling interest contribution	-	-	-	-	-	-	-	3,444,000	3,444,000
Distributions	-	-	-	-	(3,940,000)	-	(3,940,000)	(630,000)	(4,570,000)
Net (loss) income	-	-	-	-	-	(882,000)	(882,000)	72,000	(810,000)
BALANCE - December 31, 2012	-	$-	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000
Issuance of Common Stock	-	-	5,204	-	52,000	-	52,000	-	52,000
Issuance of Series C Preferred Stock	1,000	-	-	-	100,000	-	100,000	-	100,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	15,100,000	15,100,000
Redeemed Shares	-	-	(204,343)	(2,000)	(2,041,000)	-	(2,043,000)	-	(2,043,000)
Offering Costs	-	-	-	-	(91,000)	-	(91,000)	-	(91,000)
Noncontrolling interest contribution	-	-	-	-	-	-	-	275,000	275,000
Distributions	-	-	-	-	(6,263,000)	-	(6,263,000)	(1,248,000)	(7,511,000)
Net income	-	-	-	-	-	1,888,000	1,888,000	566,000	2,454,000
BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000
Issuance of Common Stock	-	-	27,407	-	308,000	-	308,000	-	308,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	75,015,000	75,015,000
Redeemed Shares	-	-	(1,163,176)	(11,000)	(10,588,000)	-	(10,599,000)	-	(10,599,000)
Offering Costs	-	-	-	-	(289,000)	-	(289,000)	-	(289,000)
Noncontrolling interest contribution	-	-	-	-	-	-	-	293,000	293,000
Distributions	-	-	-	-	(5,985,000)	-	(5,985,000)	(2,770,000)	(8,755,000)
Net income	-	-	-	-	-	(2,666,000)	(2,666,000)	3,153,000	487,000
BALANCE - December 31, 2014	1,000	$-	11,472,765	$115,000	$66,792,000	$(18,714,000)	$48,193,000	$94,512,000	$142,705,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$487,000	$2,454,000	$(810,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	589,000	429,000	474,000
Depreciation and amortization	11,793,000	8,691,000	7,095,000
Straight-line rent and above/below market lease amortization	(686,000)	(639,000)	(716,000)
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	-
Amortization of loan premium	(63,000)	(70,000)	-
Real estate contingent consideration	-	-	110,000
Gain on remeasurement of investment in unconsolidated entity	-	-	(1,282,000)
Equity in loss from unconsolidated entities	352,000	73,000	228,000
Bad debt expense	276,000	50,000	51,000
Deferred tax benefit	(869,000)	(549,000)	(225,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(125,000)	(451,000)	88,000
Deferred costs and other assets	(186,000)	83,000	(828,000)
Restricted cash	(65,000)	(366,000)	4,000
Prepaid rent and tenant security deposits	887,000	117,000	344,000
Accounts payable and accrued expenses	807,000	770,000	1,516,000
Net cash provided by operating activities	13,197,000	8,891,000	6,049,000
Cash flows from investing activities:
Real estate acquisitions	(135,018,000)	(53,677,000)	(18,151,000)
Additions to real estate	(1,501,000)	(644,000)	(658,000)
Purchase of an interest in an unconsolidated entity	(4,837,000)	-	(2,490,000)
Proceeds from disposition of investment in unconsolidated entity	-	3,534,000	-
Restricted cash	(501,000)	257,000	(19,000)
Acquisition deposits	(490,000)	(120,000)	-
Distributions from unconsolidated entities	636,000	427,000	248,000
Net cash used in investing activities	(141,711,000)	(50,223,000)	(21,070,000)
Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	75,145,000	15,126,000	-
Proceeds from the issuance of Series C preferred stock	-	100,000	-
Redeemed shares	(10,599,000)	(2,043,000)	(1,014,000)
Proceeds from notes payable	104,095,000	55,885,000	54,533,000
Repayment of notes payable	(15,515,000)	(19,534,000)	(39,388,000)
Payment of real estate contingent consideration	-	-	(980,000)
Offering costs	(289,000)	(91,000)	-
Deferred financing costs	(1,961,000)	(698,000)	(1,347,000)
Noncontrolling interest contribution	-	275,000	603,000
Distributions paid to series B preferred OP units and other noncontrolling interests	(2,770,000)	(1,248,000)	(630,000)
Distributions paid to stockholders	(5,820,000)	(6,155,000)	(3,221,000)
Net cash provided by financing activities	142,286,000	41,617,000	8,556,000
Net increase (decrease) in cash and cash equivalents	13,772,000	285,000	(6,465,000)
Cash and cash equivalents - beginning of year	21,792,000	21,507,000	27,972,000
Cash and cash equivalents - end of year	$35,564,000	$21,792,000	$21,507,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,215,000	$7,829,000	$6,356,000
Cash paid for income taxes	$451,000	$464,000	$580,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,354,000	$1,528,000	$1,533,000
Distributions reinvested	$31,000	$61,000	$-
Note payable assumed in connection with real estate acquisitions	$6,594,000	$-	$44,241,000
Equity contribution by noncontrolling interest	$293,000	$-	$-
Non-cash equity contributions and remeasurement related to real estate acquisitions	$-	$-	$5,995,000
Accrued preferred stock offering costs	$130,000	$26,000	$-
Accrued deferred acquisition costs	$302,000	$-	$-
Accrued additions to real estate	$43,000	$26,000	$-

The accompanying notes are an integral part of these consolidated figures

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

1. Organization

Sentio Healthcare Properties, Inc., a Maryland corporation, was formed on October 16, 2006 under the Maryland General Corporation Law for the purpose of engaging in the business of investing in and owning commercial real estate. As used in this report, the “Company”, “we”, “us” and “our” refer to Sentio Healthcare Properties, Inc. and its consolidated subsidiaries, except where context otherwise requires. Effective January 1, 2012, subject to certain restrictions and limitations, our business is managed by Sentio Investments, LLC, a Florida limited liability company that was formed on December 20, 2011 (the “Advisor”). Prior to January 1, 2012, we were externally advised by Cornerstone Leveraged Realty Advisors, LLC.

Sentio Healthcare Properties OP, LP., a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. At December 31, 2014, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 2), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 2), the terms of which provide that the Investor may convert its preferred units into common units in its discretion. On an as-converted basis, the Investor owns 45% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Equity Issuances

Our charter authorizes the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share.

From June 2008 until May 2011, we conducted public offerings of our shares of common stock. Our initial public offering terminated on February 3, 2011, immediately prior to commencement of our follow-on public offering on February 4, 2011. As of December 31, 2014, we had sold a total of 12.7 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $127.0 million.

On February 10, 2013, we entered into a series of agreements, which have been amended at various times after February 10, 2013, with the Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $158.7 million equity commitment to be used to finance future investment opportunities (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, the Company authorized and issued  1,000 shares of  Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), representing an aggregate issuance amount of $100,000. The Operating Partnership may issue Series B Preferred Units up to an aggregate issuance amount of $158.6 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and of the Company to draw funds under the KKR Equity Commitment are subject to various conditions, limitations and penalties.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to our distribution reinvestment plan. The distribution reinvestment plan offering shares were initially offered at a purchase price of $10.02 per share, which was the then-current estimated per-share value of our common stock. Effective February 28, 2014, the distribution reinvestment plan offering shares are being offered at a purchase price of $11.63 per share, which is our updated estimated per-share value of our common stock as of February 28, 2014. As of December 31, 2014, we had sold a total of 583,611 shares of our common stock pursuant to our distribution reinvestment plan offering for aggregate gross proceeds of $5.6 million.

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

During 2014, 2013 and 2012, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The guidance on goodwill impairment requires us to annually test goodwill for impairment under a two-step impairment test or under a qualitative assessment which became optional in 2011. In Step 1 of the two-step test, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

For the years ended December 31, 2014 and 2013, the Company performed Step 1 in its evaluation of goodwill. The Company did not record any impairment charges related to our goodwill.

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

Uncertain Tax Positions

In accordance with the requirements of ASC 740-10, “Income Taxes,” favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. As a result of our REIT status, we are able to claim a dividends-paid deduction on our tax return to deduct the full amount of common dividends paid to stockholders when computing our annual taxable income. A REIT is subject to a 100% tax on the net income from prohibited transactions. A “prohibited transaction” is the sale or other disposition of property held primarily for sale to customers in the ordinary course of a trade or business. There is a safe harbor which, if met, expressly prevents the Internal Revenue Service (the “IRS”) from asserting the prohibited transaction test. As we have not had any sales of properties to date, the prohibited transaction tax is not applicable. We have no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the consolidated results of operations.

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2014 and December 31, 2013 provisions for bad debts amounted to approximately $276,000 and $50,000, respectively. The allowance for tenant receivables is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

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

Noncontrolling Interest in Consolidated Subsidiaries

Noncontrolling interests include the portion of consolidated entities that are not owned by the Company, and the KKR net investment of $94.7 million in Series B Preferred Units. The Series B Preferred Units have a liquidation preference that is determined as the greater of: (i) $ 100 per unit, plus accrued and unpaid distributions or (ii) the distribution that would be made on number of common shares into which shares of Series B Preferred Units could be converted.

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

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, Fair Value Measurement establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

4. Acquisitions

2014 Acquisitions

Compass on the Bay

On April 4, 2014, through wholly-owned subsidiaries, we acquired a 95% interest in a joint venture entity that will own Compass on the Bay, located in Boston, MA. Compass on the Bay has a total of 56 beds in 39 units, which are dedicated to both assisted living and memory care. Senior Living Residences, LLC and its affiliates (collectively, “SLR”), which is not affiliated with us, is our joint venture partner in the $11.7 million transaction. Prior to the completion of this transaction, Compass on the Bay was owned by SLR and a third-party entity. SLR specializes in the acquisition, development and management of senior housing communities.

St. Andrews Village

On August 20, 2014, through a wholly-owned subsidiary, we acquired real estate property (“St. Andrews Village”) from ERB PROPCO SAV, LLC, which is not affiliated with us, for a purchase price of $42.5 million plus closing costs and expenses. St. Andrews Village is a senior living community that consists of 146 independent living units, 60 assisted living units, and 40 skilled nursing facility units in Aurora, Colorado. St. Andrews Village is leased to ERB OPCO SAV, LLC under the terms of a net lease with an initial term of 10 years.

Live Oaks Village of Hammond and Slidell

On November 14, 2014, through a wholly-owned subsidiary, we acquired real estate property (“Live Oaks”) from CBC Slidell, LLC, CBC Hammond, LLC, Slidell Senior Living, LLC and Hammond Senior Living, LLC (collectively, the “Sellers”), none of which are affiliated with us or our Advisor, for an approximate purchase price of $12.7 million. The Live Oak Portfolio consists of two assisted living and memory care facilities (“Hammond” and “Slidell”) with a total of 94 units, located in Louisiana. After the transaction occurred, we transitioned the Portfolio management to SRI Management, LLC (“Superior Residences” or “Superior”), which is not affiliated with us.

Spring Village at Wildewood

On November 24, 2014, through a wholly-owned subsidiary, we acquired real estate property (“Spring Village at Wildewood” or “Wildewood”) from Wildewood Operating Company, LLC, which is not affiliated with us, for a purchase price of $9.65 million. Wildewood received its Certificate of Occupancy in May 2014 and opened later that month in California, Maryland. The senior housing facility has a total of 48 units dedicated to both assisted living and memory care. We entered into a management agreement with Woodbine Senior Living (“Woodbine”) to operate Wildewood. Woodbine currently manages Floral Vale and Forestview, and the properties have been full for the past several years.

Gables of Hudson

On December 18, 2014, through wholly owned subsidiaries, we acquired real estate property (“Gables of Hudson”) from Great-Hudson, LLC, and Gables-Hudson, LLC (collectively, the “Sellers”), none of which are affiliated with us or our Advisor, for a net approximate purchase price of $16.75 million. Gables of Hudson has a total of 114 beds in 112 units, which are dedicated to both assisted living and memory care located in Hudson, Ohio. Prior to the completion of this transaction, Gables of Hudson was owned and operated by Gables Management Company, Inc. (“Gables Management”). We will retain Gables Management on a fee basis to operate Gables of Hudson, which will result in a new operator relationship for the REIT.

Sumter Place

On December 31, 2014, through a wholly-owned subsidiary, we acquired real estate (“Sumter Place”) from Retirement One, LLC, which is not affiliated with us, for a purchase price of $48.5 million. Sumter Place is a senior living community that consists of 148 units dedicated to both assisted living and memory care in The Villages, Florida. The current manager of the Portfolio is KR Management.

The following summary provides the allocation of the acquired assets and liabilities for the above acquisitions as of the acquisition date. We have accounted for the acquisitions as business combinations under GAAP. Under business combination accounting, the assets and liabilities of the acquired properties were recorded as of the acquisition date, at their respective fair values, and consolidated in our financial statements. The details of the purchase prices of the acquired properties are set forth below:

	Sumter Place	Gables of Hudson	The Villages at Wildewood	Live Oaks Village of Hammond	Live Oaks Village of Slidell	St. Andrews Village	Compass on the Bay
Land	$-	$974,000	$683,000	$694,000	$476,000	$5,351,000	$5,551,000
Buildings and improvements	46,013,000	15,363,000	8,451,000	5,619,000	4,547,000	35,444,000	4,825,000
Furniture, fixtures and vehicles	1,454,000	1,101,000	455,000	235,000	273,000	1,121,000	392,000
Intangible assets	2,007,000	1,089,000	61,000	437,000	419,000	584,000	652,000
Intangible liability (1)	(974,000)	-	-	-	-	-	-
Contingent Liability (2)	-	(1,777,000)	-	-	-	-	-
Real estate acquisition	$48,500,000	$16,750,000	$9,650,000	$6,985,000	$5,715,000	$42,500,000	$11,420,000
Acquisition expenses	$703,000	$272,000	$340,000	$151,000	$127,000	$704,000	$289,000

(1)	This balance represents the fair value of the above market ground lease associated with the land in the Sumter Place acquisition.

(2)	This balance represents an earnout liability the sellers of Gables of Hudson are entitled to based on a net operating income threshold. The earliest period of the earnout will be twelve months after the acquisition date and will expire (if not achieved) 36 months after close.

The following unaudited pro forma information for the years ended December 31, 2014 and 2013 have been prepared to reflect the incremental effect of the 2014 acquisitions as if such acquisitions had occurred on January 1, 2013. We have not adjusted the pro forma information for any items that may be directly attributable to the business combination or non-recurring in nature.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Revenues	$97,204,000	$78,045,000
Net (loss) income	$(1,519,000)	$3,003,000
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.12)	$0.24

The Company recorded revenues of $2.5 million and a net loss of $0.6 million for the twelve month period ended December 31, 2014 for the Compass on the Bay acquisition.

The Company recorded revenues of $1.6 million and a net loss of $0.1 million for the twelve month period ended December 31, 2014 for the St. Andrews Village acquisition.

The remaining five entities that were acquired in the fourth quarter of 2014 recorded net revenues of $0.9 million and a net loss of $0.3 million for the twelve month period ended December 31, 2014.

2013 Acquisitions

Woodbury Mews

On October 21, 2013, through wholly-owned subsidiaries, we acquired real estate property (“Woodbury Mews”) from Three WM Real Estate, LLC, Three WM Operating, LLC, Four WM Real Estate, LLC and Four WM Operating, none of which are affiliated with us, for a purchase price of $38.1 million. Woodbury Mews consists of a 129-unit independent living facility, a 98-unit assisted living facility, and four undeveloped land parcels located in Woodbury, New Jersey. We funded the purchase of Woodbury Mews with proceeds from the sale of Series C Preferred Stock and Series B Preferred Units to the Investor, as described in Note 13, and with proceeds from a mortgage loan from KeyBank National Association, Inc., as described in Note 7.

Standish Village Joint Venture

On December 6, 2013, through wholly-owned subsidiaries, we invested approximately $5.1 million to acquire 95% of the respective equity interests in Sentio SLR Boston Portfolio, LLC (“Landlord LLC”) and Sentio SLR Boston TRS Portfolio, LLC (“Tenant LLC”) (collectively, we refer to the Landlord LLC and the Tenant LLC as the “SLR Joint Venture”). Landlord LLC, through its wholly-owned subsidiary, indirectly owns 100% of Standish Village. Standish Village has a total of 108 beds in 85 units, which are dedicated to both assisted living and memory care. Tenant LLC owns 100% of the tenant entity that operates the Standish Village licensed community residential care facility. Oaktree SLR, LLC, a Senior Living Residences (“SLR”) affiliate, invested approximately $0.3 million to acquire the remaining 5% equity interests in Landlord LLC and Tenant LLC. As a result of the structure described above, the Company controls Landlord LLC and Tenant LLC and consolidates these entities. We funded the purchase of our interest in the SLR Joint Venture with proceeds from the sale of Series B Preferred Units to the Investor as described in Note 13, and with proceeds from a mortgage loan from CBRE Capital Markets, Inc. as described in Note 7.

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

	Woodbury Mews	Standish Village
Land	$2,267,000	$3,100,000
Buildings and improvements	28,754,000	10,639,000
Furniture, fixtures and vehicles	1,366,000	790,000
Intangible assets	5,739,000	1,021,000
Real estate acquisition	$38,126,000	$15,550,000
Acquisition expenses	$1,094,000	$326,000

The following unaudited pro forma information for the years ended December 31, 2013 and 2012 have been prepared to reflect the incremental effect of the Woodbury Mews and the Standish Village acquisitions as if such acquisitions had occurred on January 1, 2012. We have not adjusted the pro forma information for any items that may be directly attributable to the business combination or non-recurring in nature.

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Revenues	$73,607,000	$61,809,000
Net income (loss)	$2,713,000	$(886,000)
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.21	$(0.07)

The Company recorded revenues of $1.7 million and net loss of $1.5 million for the year ended December 31, 2013, for the Woodbury Mews acquisition.

The Company recorded revenues of $0.3 million and a net loss of $0.4 million for the year ended December 31, 2013, for the Standish Village acquisition.

5. Investments in Real Estate

The following table provides summary information regarding our property portfolio of consolidated investments as of December 31, 2014:

Property Name	Location	Percentage Ownership	Date Purchased	Purchase Price
Caruth Haven Court	Highland Park, TX	100%	1/22/2009	$20,500,000
The Oaks Bradenton	Bradenton, FL	100%	5/1/2009	4,500,000
GreenTree at Westwood	Columbus, IN	100%	12/30/2009	5,150,000
Mesa Vista Inn Health Center	San Antonio, TX	100%	12/31/2009	13,000,000
Rome LTACH Project	Rome, GA	100%	1/12/2010	18,900,000
Oakleaf Village at Lexington	Lexington, SC	80%	4/30/2010	14,512,000
Oakleaf Village at Greenville	Greenville, SC	80%	4/30/2010	12,488,000
Global Rehab Inpatient Rehab Facility	Dallas, TX	100%	8/19/2010	14,800,000
Terrace at Mountain Creek	Chattanooga, TN	100%	9/3/2010	8,500,000
Carriage Court of Hilliard	Hilliard, OH	100%	12/22/2010	17,500,000
Hedgcoxe Health Plaza	Plano, TX	100%	12/22/2010	9,094,000
River’s Edge of Yardley	Yardley, PA	100%	12/22/2010	4,500,000
Forestview Manor	Meredith, NH	100%	1/14/2011	10,750,000
Woodland Terrace at the Oaks	Allentown, PA	100%	4/14/2011	9,000,000
Amber Glen	Urbana, IL	80%	8/31/2012	13,622,000
Mill Creek	Springfield, IL	80%	8/31/2012	12,356,000
Hudson Creek	Bryan, TX	80%	8/31/2012	11,546,000
Sugar Creek	Normal, IL	80%	8/31/2012	11,963,000
Woodbury Mews Portfolio	Woodbury, NJ	100%	10/21/2013	38,126,000
Standish Village	Dorchester, MA	95%	12/6/2013	15,550,000
Compass on the Bay	Boston, MA	95%	4/4/2014	11,700,000
St. Andrews Village	Aurora, CO	100%	8/20/2014	42,500,000
Live Oaks of Hammond	Hammond, LA	100%	11/14/2014	6,985,000
Live Oaks of Slidell	Slidell, LA	100%	11/14/2014	5,715,000
Spring Village at Wildewood	California, MD	100%	11/24/2014	9,650,000
Gables of Hudson	Hudson, OH	100%	12/18/2014	16,750,000
Sumter Place	The Villages, FL	100%	12/31/2014	48,500,000

As of December 31, 2014, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Intangible Lease Assets
Cost	$42,266,000	$327,858,000	$13,125,000	$26,752,000
Accumulated depreciation and amortization	-	(21,070,000)	(4,138,000)	(15,724,000)
Net	$42,266,000	$306,788,000	$8,987,000	$11,028,000

As of December 31, 2013, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Intangible Lease Assets
Cost	$28,561,000	$206,720,000	$7,505,000	$21,515,000
Accumulated depreciation and amortization	-	(14,225,000)	(2,762,000)	(12,095,000)
Net	$28,561,000	$192,495,000	$4,743,000	$9,420,000

Depreciation expense associated with buildings and improvements, site improvements and furniture, fixtures and equipment for the years ended December 31, 2014, 2013, and 2012 was approximately $8.2 million, $5.9 million, and $4.5 million, respectively. Amortization associated with the intangible assets for the years ended December 31, 2014, 2013 and 2012 was $3.6 million, $2.8 million, and $2.6 million, respectively.

The estimated useful lives for intangible assets range from one to 20 years. As of December 31, 2014, the weighted-average amortization period for intangible assets was approximately 11 years.

Estimated amortization for each of the five following years ended December 31 is as follows:

Intangible Assets
2015	4,359,000
2016	559,000
2017	557,000
2018	557,000
2019	464,000
2020 and thereafter	4,532,000

6. Investments in Unconsolidated Entities

As of December 31, 2014, the Company owned an interest in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$309,000	71.9%
Buffalo Crossing	Assisted-Living Facility - Under Development	January 2014	1,161,000	25.0%
The Parkway	Assisted-Living Facility - Under Development	October 2014	3,676,000	65.0%
			$5,146,000

As of December 31, 2013, the Company owned interests in the following entity that was accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$1,297,000	71.9%

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact each entity’s performance.

(2)	Represents the carrying value of the Company’s investment in each unconsolidated entity.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	December 31, 2014 (4)(5)	December 31, 2013 (2)
Cash and cash equivalents	$48,000	$97,000
Investments in real estate, net	27,737,000	8,888,000
Other assets	769,000	359,000
Total assets	$28,554,000	$9,344,000

Notes payable	$17,444,000	$7,472,000
Accounts payable and accrued liabilities	1,676,000	73,000
Other liabilities	68,000	52,000
Total stockholders’ equity	9,366,000	1,747,000
Total liabilities and equity	$28,554,000	$9,344,000

	For the year ended December 31,
	2014 (4)(5)	2013 (1)(2)	2012 (1)(2)(3)
Total revenues	$1,631,000	$2,294,000	$2,433,000
Net loss	(487,000)	(158,000)	(418,000)
Company’s equity in loss from unconsolidated entities	352,000	73,000	228,000

(1)	Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner notified the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013 for $11.3 million, which resulted in the Company receiving cash proceeds, net of debt repayment, of approximately $3.5 million. The Company recorded a gain of $1.7 million in the quarter ended September 30, 2013. The Company’s equity in income from the Littleton Specialty Rehabilitation Facility is included in the statement of operations through the date of the sale.
(2)	The Physicians Centre MOB joint venture was acquired in April 2012 and was accounted for under the equity method of accounting beginning with the second quarter of 2012.
(3)	The Company acquired the controlling interest in the operations of Rome LTACH in April 2012 and as a result, Rome LTACH was consolidated in the second quarter of 2012. Prior to April 2012, Rome LTACH was accounted for under the equity method of accounting for the year ended December 31, 2011 and the three months ended March 31, 2012.
(4)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that will develop Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing was accounted for under the entity method of accounting beginning with the first quarter of 2014.
(5)	On October 2, 2014, through a wholly-owned subsidiary, we acquired a 65% interest in a joint venture entity that will develop the Parkway, a 142-unit, senior housing facility. The Parkway was accounted for under the equity method accounting beginning with the fourth quarter of 2014.

7. Notes Payable

Notes payable were $276.4 million ($276.5 million, including premium) and $181.3 million ($181.7 million, including premium) as of December 31, 2014 and 2013, respectively. As of December 31, 2014, we had total secured mortgage loans with effective interest rates ranging from 2.80% to 6.43% per annum and a weighted-average effective interest rate of 4.13% per annum. As of December 31, 2014, we had $156.4 million of fixed rate debt, or 57% of notes payable, at a weighted average interest rate of 4.89% per annum and $120.0 million of variable rate debt, or 43% of notes payable, at a weighted average interest rate of 3.15% per annum. As of December 31, 2013, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.80% to 6.50% per annum and a weighted average effective interest rate of 4.91% per annum.

On April 4, 2014, the Company acquired a 95% interest in the SLR Joint Venture subject to existing indebtedness of two loans that totaled approximately $6.6 million ($6.3 million, net of discount). The Company assumed one note payable in the amount of approximately $3.9 million with a fixed 3.32% rate of interest and a 35 year term. In addition, the Company assumed a second note payable in the amount of approximately $2.7 million with a fixed 5.65% rate of interest and a 35 year term. These notes payable are secured by the underlying real estate.

On August 19, 2014, in connection with the acquisition of St. Andrews Village, we entered into a mortgage agreement with CBRE Capital Markets, Inc. (“CBRE“), an unaffiliated lender, with an outstanding principal balance of approximately $30.2 million, which is secured by St. Andrews Village. The note has a term of nine years with the first two years at a floating interest rate of the one month LIBOR plus 3.07% and the remaining seven years at a fixed rate of interest of 4.64%. Loan payments are interest only for the first four years and thereafter include principal amortization based on a 30-year amortization period.

On November 14, 2014, the company entered into a secured loan agreement with KeyBank National Association, Inc. (“KeyBank”), an unaffiliated lender, in the aggregate amount of $38.035 million. The loan represents a refinancing of the loan on Mesa Vista Inn Health Center (“MVI”) as well as a loan in connection with the acquisition of Live Oaks of Hammond, Live Oaks of Slidell, Spring Village at Wildewood, and Gables of Hudson. As of December 31, 2014, a total of $36.035 million was drawn on the loan where the outstanding principal related to MVI is $10.0 million, Live Oaks of Hammond is $4.55 million, Live Oaks of Slidell is $3.7 million, Spring Village at Wildewood is $6.41 million, and Gables of Hudson is $11.375 million. The loan has an initial term of three years with an option to extend the maturity date one year and a floating interest rate of one-month LIBOR plus 2.75% subject to increase in certain circumstances. Loan payments are interest only until the maturity date.

On December 31, 2014, in connection with the acquisition of a senior living community in The Villages, Florida (“Sumter Place”), we entered into a mortgage agreement with KeyBank with an outstanding principal balance of approximately $28.9 million, which is secured by Sumter Place. The loan has a term of three years at a floating interest rate of one month LIBOR plus 3.15% subject to increase in certain circumstances. Loan payments are interest only for the initial three year term. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty provided that the minimum repayment is in increments of at least $500,000. We have an extension option for a single one-year term in which the payments would include principal amortization based on a 30-year amortization period.

On December 5, 2013, in connection with our acquisition of an interest in Standish Village, we entered into a mortgage agreement with CBRE with an outstanding principal balance of approximately $10.9 million, which is secured by Standish Village. The loan has an initial term of ten years, and bears interest at a fixed rate of 5.76%. Payments on the loan are due monthly and consist of accrued interest-only during the initial 48 months, and the remaining payments will consist of interest plus principal amortization payments based upon a 25-year amortization schedule.

On November 26, 2013, the Company completed a refinancing of the Oakleaf Village Portfolio. Proceeds from the refinancing of $20.0 million exceeded the debt repaid and loan fees and expenses by approximately $2.0 million. The loan is secured by first priority liens on the refinanced properties. The loan has a five-year term with the rate of interest fixed at 4.0% and payments of principal on a 25-year amortization rate. In connection with the closing of the loan, the Company recognized a loss on debt extinguishment in the amount of $0.4 million, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

On October 21, 2013, in connection with our acquisition of Woodbury Mews, we entered into a mortgage agreement with KeyBank with an outstanding principal balance of approximately $25.0 million, which is secured by Woodbury Mews. The loan had an initial term of twelve months with two twelve-month extensions available assuming certain criteria are met, and bears interest at a rate of one month LIBOR plus 3.0%. Payments on the loans are due monthly and consist of accrued interest-only during the initial term. If the extension option is exercised, payments will consist of interest plus principal amortization payments based upon a 25-year amortization schedule. This loan has been extended for an additional twelve month term.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2014, we were in compliance with all such covenants and requirements, with the exception of Woodbury Mews.

At December 31, 2014, the average Woodbury Mews occupancy was below the minimum loan requirement, violating a covenant of this loan. Our lender has waived compliance with this covenant for the quarter ended December 31, 2014. In the event that the Company is not in compliance with this covenant in future periods and is unable to obtain a consent or waiver, KeyBank may choose to pursue remedies under the loan which could include foreclosure of the Woodbury Mews Property and enforcement of the Company’s guarantee of up to 25% of the loan balance.

The following table summarizes the debt terms and our outstanding principal loan balances as of December 31, 2014 and December 31, 2013:

			Outstanding Principal	Outstanding Principal
			Balance as of	Balance as of
Property Name	Payment Type	Interest Rate	December 31, 2014 (1)	December 31, 2013 (1)	Maturity Date
Amber Glen	Principal and interest at a 30-year amortization rate	6.40%—fixed	$8,377,000	$8,503,000	1-Jun-19
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	2.80%—fixed	$13,273,000	$13,515,000	1-Nov-47
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43%—fixed	$9,417,000	$9,551,000	1-Jan-20
Greentree	Principal and interest at a 30-year amortization rate	4.45%—fixed	$3,714,000	$3,779,000	1-Jul-19
Forestview Manor	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,433,000	$8,580,000	1-Jul-19
Global Rehab Inpatient Rehab Facility (2)	Principal and interest at a 30-year amortization rate	4.75%—fixed	$7,136,000	$7,248,000	22-Oct-18
Hedgcoxe Health Plaza	Principal and interest at a 30-year amortization rate	4.90%—fixed	$5,407,000	$5,492,000	14-Aug-22
Hudson Creek	Principal and interest at a 30-year amortization rate	6.11%—fixed	$7,753,000	$7,866,000	1-Jun-19
Mesa Vista Inn Health Center (4)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$10,000,000	$6,700,000	10-Nov-17
Mill Creek	Principal and interest at a 30-year amortization rate	6.40%—fixed	$8,086,000	$8,208,000	1-Jun-19
Oakleaf Village Portfolio	Principal and interest at a 25-year amortization rate	4.00%—fixed	$19,484,000	$20,000,000	26-Nov-18
River’s Edge of Yardley	Principal and interest at a 30-year amortization rate	4.45%—fixed	$6,247,000	$6,355,000	1-Jul-19
Rome LTACH	Principal and interest at a 25-year amortization rate	4.50%—fixed	$12,747,000	$13,070,000	31-Mar-17
Sugar Creek	Principal and interest at a 30-year amortization rate	6.20%—fixed	$7,589,000	$7,703,000	1-Jun-19
The Oaks Bradenton	Principal and interest at a 30-year amortization rate.	4.45%—fixed	$3,936,000	$4,004,000	1-Jul-19
Terrace at Mountain Creek	Principal and interest at a 30-year amortization rate	4.45%—fixed	$8,433,000	$8,580,000	1-Jul-19
Woodland Terrace at the Oaks (3)	Months 1-36 interest only. Month 37 to maturity principal and interest at a 30-year amortization rate	4.87%—fixed	$8,995,000	$6,212,000	1-Oct-24
Woodbury Mews	Interest only; 25- year amortization rate	One month LIBOR + 3.00%	$24,889,000	$25,000,000	21-Oct-15
Standish Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	5.76%—fixed	$10,885,000	$10,885,000	1-Jan-24
Compass on the Bay	Principal and interest at a 35-year amortization rate	3.32%—fixed	$3,823,000	$-	1-Mar-45
Compass on the Bay 2nd	Principal and interest at a 35-year amortization rate	5.65%—fixed	$2,701,000		1-Mar-45
Live Oaks of Hammond (5)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$4,550,000	$-	10-Nov-17
Live Oaks of Slidell(5)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$3,700,000	$-	10-Nov-17
Spring Village at Wildewood(5)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$6,410,000	$-	10-Nov-17
Gables of Hudson(5)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$11,375,000	$-	10-Nov-17
Sumter Place	Interest only; 30-year amortization rate	One month LIBOR + 3.15%	$28,860,000	$-	31-Dec-17
St. Andrews Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	Months 1-24 floating rate of one month LIBOR plus 3.07%; 4.64 fixed rate for the remaining term	$30,205,000	$-	1-Sep-23
			$276,425,000	$181,251,000
		Add: premium	$51,000	$394,000
		Notes payable, net	$276,476,000	$181,645,000

(1)	As of December 31, 2014 and December 31, 2013, all notes payable are secured by the underlying real estate.
(2)	On October 22, 2013, this loan was modified to reduce the interest rate from a variable rate of 6.25% to a fixed rate of 4.75%.
(3)	On September 19, 2014, this loan was refinanced with BB&T Real Estate Funding LLC.
(4)	On November 14, 2014 this loan was refinanced with KeyBank.
(5)	Part of the November 14, 2014 KeyBank secured term loan agreement that totals $38.035 Million

Principal payments due on our notes payable as of December 31, 2014 and each of the five subsequent years are as follows:

Year	Principal Amount
2015	$27,551,000
2016	2,788,000
2017	79,528,000
2018	27,133,000
2019	67,744,000
2020 and thereafter	71,681,000
$276,425,000

8. Future Minimum Lease Payments

All resident leases in our senior operations living segment are on a month to month basis and are excluded from the following schedule. Future minimum lease payments to be received from leases under the triple-net leased segment and medical office building segment as of December 31, 2014 are as follows:

Years ending December 31,	Payment Amount
2015	$9,277,000
2016	9,276,000
2017	9,453,000
2018	9,656,000
2019	9,793,000
2020 and thereafter	58,719,000

9. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. As of December 31, 2014, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits.

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

For the year ended December 31, 2014, the senior living segment generated 89% of the Company’s total revenues. Included in the senior living segment, we owned or had joint venture interests in properties in 13 states of which the properties in five states accounted for 10% or more of our total revenue. The following table provides information about our geographic risk related to each of the five states and their economies for the three years ended December 31, 2014:

	Percentage of Total Revenues
State	December 31, 2014	December 31, 2013	December 31, 2012
Illinois	13%	17%	7%
Texas	12%	16%	16%
New Jersey	11%	3%	0%
South Carolina	10%	12%	15%
Pennsylvania	10%	11%	14%

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

The following table provides information about our senior living operators which accounted for 10% or more of our total revenue for the three years ended December 31, 2014:

	Percentage of Total Revenues
Operators	December 31, 2014	December 31, 2013	December 31, 2012
Good Neighbor Care	18%	20%	25%
JEA Senior Living	17%	21%	9%
Woodbine Senior Living	11%	13%	16%
Compass Pointe	11%	3%	0%
Royal Senior Care	10%	12%	15%

10. Segment Reporting

As of December 31, 2014, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	Senior living properties	Triple-net leased properties	Medical office properties	Consolidated
Rental revenue	$42,338,000	$6,727,000	$857,000	$49,922,000
Resident services and fee income	28,845,000	-	-	28,845,000
Tenant reimbursements and other income	1,606,000	882,000	310,000	2,798,000
	72,789,000	7,609,000	1,167,000	81,565,000
Property operating and maintenance expenses	49,592,000	939,000	310,000	50,841,000
Net operating income	$23,197,000	$6,670,000	$857,000	$30,724,000
General and administrative				1,321,000
Asset management fees and expenses				4,135,000
Real estate acquisition costs				2,724,000
Depreciation and amortization				11,793,000
Interest expense, net				9,912,000
Equity in loss from unconsolidated entities				352,000
Net income				487,000
Preferred return to series B preferred OP units and other noncontrolling interests				3,153,000
Net loss attributable to common stockholders				$(2,666,000)

	For the Year Ended December 31, 2013
	Senior living properties	Triple-net leased properties	Medical office properties	Consolidated
Rental revenue	$29,266,000	$5,237,000	$854,000	$35,357,000
Resident services and fee income	24,888,000	-	-	24,888,000
Tenant reimbursements and other income	424,000	889,000	297,000	1,610,000
	54,578,000	6,126,000	1,151,000	61,855,000
Property operating and maintenance expenses	36,525,000	869,000	316,000	37,710,000
Net operating income	$18,053,000	$5,257,000	$835,000	$24,145,000
General and administrative				1,597,000
Asset management fees and expenses				2,944,000
Real estate acquisition costs				1,472,000
Depreciation and amortization				8,691,000
Interest expense, net				8,263,000
Loss on debt extinguishment and other expense				352,000
Equity in loss from unconsolidated entities				73,000
Gain on disposition of investment in unconsolidated entity				(1,701,000)
Net income				2,454,000
Preferred return to series B preferred OP units and other noncontrolling interests				566,000
Net income attributable to common stockholders				$1,888,000

	For the Year Ended December 31, 2012
	Senior living operation	Triple-net leased properties	Medical office properties	Consolidated
Rental revenue	$27,535,000	$4,742,000	$846,000	$33,123,000
Resident services and fee income	13,981,000	-	-	13,981,000
Tenant reimbursements and other income	408,000	807,000	314,000	1,529,000
	41,924,000	5,549,000	1,160,000	48,633,000
Property operating and maintenance expenses	28,834,000	806,000	301,000	29,941,000
Net operating income	$13,090,000	$4,743,000	$859,000	$18,692,000
General and administrative				1,783,000
Asset management fees and expenses				2,152,000
Real estate acquisition costs				1,387,000
Depreciation and amortization				7,095,000
Interest expense, net				6,960,000
Loss on debt extinguishment and other expense				1,179,000
Equity in loss from unconsolidated entities				228,000
Gain on remeasurement of investment in unconsolidated entity				(1,282,000)
Net loss				(810,000)
Net income attributable to other noncontrolling interests				72,000
Net loss attributable to common stockholders				$(882,000)

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Assets
Investment in real estate:
Senior living operations	$278,880,000	$185,116,000
Triple-net leased properties	82,648,000	42,248,000
Medical office building	7,541,000	7,855,000
Total reportable segments	$369,069,000	$235,219,000
Reconciliation to consolidated assets:
Cash and cash equivalents	35,564,000	21,792,000
Deferred financing costs, net	3,338,000	1,966,000
Investment in unconsolidated entities	5,146,000	1,297,000
Tenant and other receivables, net	4,037,000	3,204,000
Deferred costs and other assets	5,554,000	3,469,000
Restricted cash	5,161,000	3,930,000
Goodwill	5,965,000	5,965,000
Total assets	$433,834,000	$276,842,000

As of December 31, 2014 and 2013, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

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

The fair market value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $275.8 million and $178.4 million, compared to the carrying values of $276.4 million ($276.5 million, including premium) and $181.3 million ($181.7 million, including premium) at December 31, 2014 and 2013, respectively.

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

There were no transfers between Levels 1 or 2 during the year ended December 31, 2014. There were no assets or liabilities measured at fair value on a non-recurring basis included in the consolidated balance sheets as of December 31, 2014 or December 31, 2013.

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

As of December 31, 2014, we had acquired 14 wholly-owned assisted-living facilities and formed 24 wholly-owned TRSs, which includes a Master TRS that consolidates our wholly-owned TRSs.

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

For the years ended December 31, 2014, 2013 and 2012, our TRS reported net taxable income of approximately $0.8 million, $0.7 million, and $0.7 million, respectively. The TRS recognized a $0.4 million, a $0.1 million and a $0.2 million benefit for federal and state income taxes in 2014, 2013 and 2012, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled $2.8 million and $1.9 million at December 31, 2014 and 2013, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2014, as we have determined the future taxable income from the operations of the TRS entities are expected to be sufficient to cover the additional future expenses resulting from these book tax differences.

13. Stockholders’ Equity

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Series C Preferred Stock.

Common Stock

As of December 31, 2014 and 2013 including distributions reinvested, we had issued 13.3 million shares of common stock for a total of $132.3 million of gross proceeds, respectively, in our public offerings.

On April 10, 2014, we announced the commencement of an issuer tender offer to purchase for cash up to $35.0 million of our issued and outstanding shares of common stock from stockholders at a price of $8.50 per share. On May 22, 2014, we amended the tender offer to increase the purchase price to $9.00 per share and to extend the tender offer expiration date. The tender offer expired on June 12, 2014. We purchased 1,113,213 shares of our common stock pursuant to the tender offer for an aggregate cost of approximately $10.0 million, excluding fees and expenses related to the tender offer paid by the Company. The tender offer was funded by a sale of Series B Preferred Units to the Investor on June 18, 2014, and the remainder from the Company’s existing cash.

Preferred Stock and OP Units

As of December 31, 2014 we had issued 1,000 shares of Series C Preferred Stock and 946,560 Series B Preferred Units for gross proceeds of $94.8 million. The Series B Preferred Units outstanding are convertible into approximately 9,446,707 shares of the Company’s common stock and are classified as non-controlling interests in the accompanying consolidated balance sheets.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference prior to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata.

After giving effect to the Series C Preferred Stock and Series B Preferred Units issued at December 31, 2014, 639,700 Series B Preferred Units remain issuable under the Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed real estate acquisition.

Distributions

In 2007, we adopted a distribution reinvestment plan that allows our stockholders to have dividends and other distributions otherwise distributable to them, invested in additional shares of our common stock at their election. We registered 10,000,000 shares of our common stock for sale pursuant to the distribution reinvestment plan.

Effective as of May 10, 2011, we suspended our distribution reinvestment plan.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02, which was the then-current estimated per-share value of our common stock. Effective February 28, 2014, the DRIP offering shares are being offered at a purchase price of $11.63 per share, which is our updated estimated per-share value of common stock as of February 28, 2014. As of December 31, 2014 and December 31, 2013, 583,611 and 556,204 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared on our common stock during the years ended December 31, 2014, 2013, and 2012:

	Distribution Declared (1)
Period	Cash	Reinvested	Total
2012	3,940,000	-	3,940,000
2013	6,150,000	113,000	6,263,000
2014	5,646,000	339,000	5,985,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90 % of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from equity issuances are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of equity issuances or from borrowings in anticipation of future cash flow.

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

Stock Repurchase Program

In 2007, we adopted a stock repurchase program for investors who have held their shares for at least one year, unless the shares are being repurchased in connection with a stockholder’s death. Under our stock repurchase program, the repurchase price varies depending on the purchase price paid by the stockholder and the number of years the shares are held. Our board of directors may amend, suspend or terminate the program at any time with 30 days prior notice to stockholders. We have no obligation to repurchase our stockholders’ shares. In 2009, our board of directors waived the one-year holding period in the event of the death of a stockholder and adjusted the repurchase price to 100% of such stockholders purchase price irrespective of how long the stockholder held the shares.

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

During the years ended December 31, 2014, 2013 and 2012, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price
2012	108,939	$9.31
2013	204,343	$9.99
2014	49,962	$11.63

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (the “Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we currently do not have plans to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2014 and 2013, we have not granted any awards under the Plan.

Tax Treatment of Distributions

For tax purposes, our distributions are comprised of taxable ordinary dividend and return of capital. The return of capital for the distributions per share to common stockholders reportable for the years ended December 31, 2014, 2013, and 2012 were as follows:

Per Common Shares	2014		2013		2012
Taxable ordinary dividend	$0.14	27.12%	$0.04	9.25%	$0.04	11.88%
Return of capital	$0.36	72.88%	$0.30	60.53%	$0.27	88.12%
Capital gain	$-	0%	$0.15	30.22%	$-	0%

14. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of December 31, 2014, 2013, and 2012, there were 946,560, 193,000, and 0, respectively, Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

15. Related Party Transactions

Advisory Relationship with the Advisor

Throughout 2013 and 2014 we were party to an Advisory Agreement with the Advisor, which became effective on January 1, 2012 for a one-year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1, 2013, January 1, 2014, and January 1, 2015, however, as discussed below under the heading “Transition to Internal Management Agreement” certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

Pursuant to the provisions of the Advisory Agreement, the Advisor is responsible for managing, operating, directing and supervising the operation of our company and its assets. Generally, the Advisor is responsible for providing us with (i) property acquisition, disposition and financing services, (ii) asset management and operational services, including real estate services and financial and administrative services, (iii) stockholder services, and (iv) in the event we conduct a public offering of our securities, offering-related services. The Advisor is subject to the supervision and ultimate authority of our board of directors and has a fiduciary duty to us and our stockholders.

The fees and expense reimbursements payable or paid to the Advisor under the Advisory Agreement, and subject to the terms of the Transition Agreement, as discussed below under the heading “Transition to Internal Management Agreement,” are described below.

Offering Stage Fees and Expenses:

•	If our board of directors determines that it is advisable and in our best interests to conduct an offering of our securities, the Advisor will be entitled to be reimbursed for organizational and offering costs paid by the Advisor on our behalf. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. However, the Advisor would be required to reimburse us to the extent that our organization and offering expenses are in excess of 15% of gross offering proceeds at the conclusion of such offering. During the years ended December 31, 2014 and 2013, the Advisor incurred no organization and offering expenses on our behalf.

Acquisition and Operating Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor acquisition fees in an amount equal to 1.0% of the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of an investment, inclusive of the acquisition expenses associated with such investment, and the amount of any debt attributable to such investment. With respect to acquisitions made through a joint venture in which the Company is a co-venturer, the acquisition fee payable to the Advisor will be equal to 1.0% of the Company’s allocable portion of the amount actually paid or allocated to the purchase, development, construction or improvement of the investment, inclusive of the acquisition expenses associated with such investment, and the Company’s allocable portion of any debt attributable to such investment. An acquisition fee will be payable to the Advisor at the time we acquire the related investment. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and pays to third parties in connection with the selection and acquisition of potential investments, whether or not we ultimately acquire them. During the years ended December 31, 2014 and 2013, the Advisor earned approximately $1.6 million and $0.5 million, respectively, of acquisition fees from us and incurred no acquisition expenses on our behalf.

•	We are not required to reimburse the Advisor or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by the Advisor to its employees, and (ii) any costs related to the Advisor’ rent, utilities and general overhead. We are responsible for paying directly or reimbursing the Advisor for costs that are directly attributable to our business.

•

Under the Advisory Agreement, the Advisor must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets (as defined in the Advisory Agreement) or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors which it deems sufficient. If the independent directors committee does not approve such excess as being so justified, the Advisory Agreement and our charter require that any amount in excess of the 2%/25 Guidelines (an “Excess Amount”) paid to the Advisor during a fiscal quarter shall be repaid to us. For the four quarters ended December 31, 2014 and December 31, 2013, our management fees and expenses and operating expenses totaled $5.8 million and $4.6 million, respectively. These amounts did not exceed the greater of 2% of our average invested assets and 25% of our net income.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor a financing coordination fee for services rendered by the Advisor in connection with the refinancing of any of our debt obligations in an amount equal to 0.5% of the gross amount of any such refinancing, provided however, that the Advisor will not be entitled to a financing coordination fee in connection with the refinancing of debt obligations secured by any particular asset that was subject to a refinancing in connection with which the Advisor received a financing coordination fee within the immediately preceding three year period. Any such financing coordination fee is payable to the Advisor upon the closing of the related refinancing. During the years ended December 31, 2014 and 2013, the Advisor earned approximately $0.1 million of financing coordination fees from us.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor a monthly asset management fee in an amount equal to one-twelfth of 1.0% of our assets under management, calculated on a monthly basis as of the last day of each month. Additionally, subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, with respect to fiscal quarters in which distributions declared to stockholders and cash available for distribution for such fiscal quarter are each at least $0.125 per share, we are also obligated to pay the Advisor a quarterly bonus asset management fee equal to the lesser of (i) one-fourth of 0.15% of our assets under management, calculated on a quarterly basis as of the last day of the quarter, or (ii) $150,000. During the years ended December 31, 2014 and 2013, the Advisor earned approximately $4.1 million and $2.9 million, respectively, of asset management fees from us.

•	Subject to the limitation on fees agreed to in the Transition Agreement, if we retain the Advisor or one of its affiliates to manage or lease any of our properties, we will pay the Advisor or such affiliate a market-based fee in accordance with a separately negotiated property management, leasing and development agreement to be approved by the independent directors committee, which agreement may provide for fees similar to what other management or leasing companies generally charge for the management or leasing of similar properties, and which may include reimbursement for the costs and expenses the Advisor or its affiliates incurs in managing or leasing our properties. During the years ended December 31, 2014 and 2013, we did not pay any property management, leasing or development fees to the Advisor.

Listing/ Liquidation Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, if the Advisor or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors committee) in connection with the sale of one or more of our properties, other than a sale in connection with a transaction in which we sell, grant, convey or relinquish our ownership of all or substantially all of our assets, we would be required to pay the Advisor or such affiliate at closing a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission in light of the size, type and location of the property. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. During the years ended December 31, 2014 and 2013, the Advisor earned approximately $0.0 million and $0.1 million, respectively, of disposition fees from us.

•	As described in further detail below under “Transition to Internal Management Agreement” under certain circumstances, the Advisor may be entitled to incentive fee amounts upon a listing or liquidation of the Company, or upon a termination of the Advisory Agreement. During the years ended December 31, 2014 and 2013, we did not pay any incentive fees to the Advisor related to a listing or liquidation of the Company, or a termination of the Advisory Agreement.

Transition to Internal Management Agreement

In connection with entering into the KKR Equity Commitment, we entered into the Transition Agreement with the Advisor and the Investor. The Transition Agreement sets forth the terms for our transition from our current externally-advised structure to an internal management structure. The Transition Agreement provides that the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

The Transition Agreement limits the amount of the fees payable under our existing Advisory Agreement with the Advisor. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement are limited to an amount no more than (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Fee Amount”) from February 10, 2013 to February 10, 2014, and (2) $3.2 million plus any remaining portion of the Excess Fee Amount during the period from the February 11, 2014 to February 10, 2015. The maximum aggregate amount of such fees payable to the Advisor from February 10, 2013 through February 10, 2015 under these limits was $9.6 million (the “Maximum Fee Amount”). Solely with respect to any fees earned by the Advisor during the period from February 11, 2014 to February 10, 2015 in excess of the Maximum Fee Amount, such fees will be included in fees payable during the one-year period from February 11, 2015 to February 10, 2016, subject to a maximum amount of $1.0 million. For the one-year period from February 11, 2015 to February 10, 2016, as well as for the one-year period from February 11, 2016 to February 10, 2017, the same limits will apply to the aggregate fees the Advisor can earn such that the aggregate amount of such fees payable to the Advisor from February 11, 2015 to February 10, 2017 is equal to the Maximum Fee Amount.

The Transition Agreement also amends the Advisory Agreement to modify the terms of the subordinated incentive fees to which the Advisor may be entitled under certain circumstances. Specifically, the Transition Agreement provides for the following possible incentive amounts to be payable to the Advisor:

●	Subordinated Sales and Financings Promote. A subordinated sales and financings promote may be payable to the Advisor upon a distribution to holders of shares of our common stock outstanding as of February 10, 2013 (the “Legacy Common Shares”) resulting from a sale and financing of one or more of our assets, which will be determined and paid as an amount of shares of common stock equal to the ratio of:

o	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share cash distributions to the holders of the Legacy Common Shares in respect of cash from sales and financings, plus (ii) the total amount of all previous dividends or distributions paid on the Legacy Common Shares since the date of the inception of the Company’s initial public offering; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the date of the closing of the applicable sale or financing on the Legacy Common Shares;

over:

o	the net asset value per share of common stock as of the closing of the applicable sale or financing (as defined in the Transition Agreement).

However, if the subordinated sales and financings promote is payable as the result of a sale of all or substantially all of the assets of the Company, then the promote will be paid in cash rather than shares of common stock.

●	Subordinated Internalization Promote. In connection with a termination of the Advisory Agreement upon consummation of an internalization, the Advisor may be entitled to a subordinated internalization promote determined and paid on one-year anniversary of the termination of the Advisor Agreement, in an amount consisting of the sum of:

o	a cash payment equal to 40% of:

●	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share net asset value on the determination date, plus (ii) the total amount of dividends or distributions paid on the Legacy Common Shares from date from inception of the Company’s initial public offering through the determination date; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the determination date on the Legacy Common Shares (such amount, the “Subordinated Internalization Cash Amount”); and

an amount of shares of common stock equal to the ratio of:

●	60% of the Subordinated Internalization Cash Amount;

over:

●	the net asset value per share of common stock as of the determination date (as defined in the Transition Agreement).

However, in the event the common stock is listed on a national stock exchange as of the determination date, the amount of the subordinated internalization promote will be determined by reference to the market value of a share of common stock (as defined in the Transition Agreement), rather than the net asset value. Furthermore, the amount of the subordinated internalization promote will be reduced by the amount of any subordinated sales and financings promote previously earned by our Advisor.

●	Subordinated Performance Fee Due Upon Termination. If (1) we terminate the Advisory Agreement prior to an internalization for any reason other than a material breach by the Advisor, (2) the Advisory Agreement is not renewed (other than in connection with an internalization) because we are unwilling to renew the agreement on substantially similar terms, or (3) the Advisor terminates the Advisory Agreement prior to an internalization because of a material breach by us, then, we will pay the Advisor a subordinated performance fee due upon termination, payable in the form of a promissory note bearing simple interest at a rate of 5% per annum, in a principal amount equal to:

o	10% of the amount, if any, by which (A) the sum of (i) the product of the Legacy Common Shares times the per share net asset value at the termination date and (ii) total distributions (excluding any stock dividends and distributions paid on shares of common stock redeemed by the Company) paid on the Legacy Common Shares through the termination date, exceeds (B) the sum of (i) the total invested capital for the Legacy Common Shares and (ii) the total distributions required to be made to the Legacy Common Shares in order to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the termination date;

o	less any prior payment to our Advisor of a subordinated sales and financings promote.

Upon the internalization date established pursuant to the Transition Agreement, we will acquire all of the Advisor’s assets that are reasonably necessary for the management and operation of our business (we refer to such a transaction as an internalization). On or prior to the internalization date, our Advisor will facilitate our efforts to hire the employees of the Advisor. With respect to certain key persons, we will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to our hiring of all key personnel. Upon an internalization or a Liquidation Event (as defined in the investor rights agreement entered into in connection with the KKR Equity Commitment), then our Advisor will receive a fee in an amount that is the lesser of (i) $4.0 million or $3.0 million (depending on when the event occurs), and (ii) the remaining portion of the $9.6 million Maximum Fee Amount, if any, not previously paid to our Advisor.

In connection with entering into the Transition Agreement, we and the Advisor have generally agreed not to terminate the Advisory Agreement without the prior consent of the Investor.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 10,993,613 shares of common stock of the Company, which represent, in the aggregate, approximately, 48.9% of the outstanding shares of common stock as of March 15, 2015.

As of December 31, 2014, pursuant to the terms of the KKR Equity Commitment, the Investor has purchased 1,000 newly issued Series C Preferred Stock and 946,560 newly issued Series B Preferred Units for an aggregate purchase price of $94.8 million. As of December 31, 2014, 639,700 Series B Preferred Units remain issuable under the Securities Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Securities Purchase Agreement is conditioned upon, among other things, the receipt of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed investment opportunity.

Securities Purchase Agreement

On February 10, 2013, the Company, and the Operating Partnership (as used herein, the Company and the Operating Partnership are referred to as the “Sentio Parties”) and the Investor entered into a Securities Purchase Agreement which was subsequently amended in April 2014 and December 2014 (as amended, the “Purchase Agreement”). Under the Purchase Agreement, the Sentio Parties may issue and sell to the Investor on a private placement basis from time to time over a period of up to three years, newly issued Series C Preferred Stock and newly issued Series B Preferred Units in an amount up to $158.7 million.

In conjunction with the execution of the Purchase Agreement, the Sentio Parties paid to Investor a transaction fee of $2.0 million and were obligated to reimburse the Investor for up to $1.0 million of its expenses incurred in connection with the Purchase Agreement. With limited exceptions, the Sentio Parties are restricted from issuing securities other than in accordance with the Purchase Agreement while the put rights under the Purchase Agreement are in effect.

To the extent the minimum purchase obligation is not exercised during the term of the commitment, the Sentio Parties are required to pay a premium to the Investor calculated and payable annually as a percentage of the unexercised amount under the commitment. For the years ended December 31, 2014 and 2013, we paid the Investor an unused fee of $0.1 million and $0.0 million, respectively.

Pursuant to the Purchase Agreement, our board of directors increased the size of the board from seven to nine members and filled the vacancies created thereby with two directors selected by the Investor. We will also, at the Investor’s sole election, add one additional director (for a total of ten directors), which director will also be selected by the Investor.

Series C Preferred Stock

The Series C Preferred Stock issued to the Investor pursuant to the Purchase Agreement ranks senior to the Company’s common stock with respect to dividend rights and rights on liquidation. The holders of the Series C Preferred Shares will be entitled to receive dividends, as and if authorized by the board out of funds legally available for that purpose, at an annual rate equal to 3%.

The holder of each share of Series C Preferred Stock has the right to one vote for each share of As-Converted Common Stock (defined below) held by such holder and its affiliates and with respect to such vote, such holder will have full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock, and will be entitled to notice of any shareholders’ meeting in accordance with the bylaws of the Company, and shall be entitled to vote, together with holders of common stock as a single class, with respect to any question upon which holders of common stock have the right to vote, with certain limited exceptions. “As-Converted Common Stock” means, as of any determination date and with respect to any holder, the number of shares of Common Stock then held by such holder and its affiliates after giving effect to the conversion or exchange, in accordance with their terms, of any and all securities then convertible or exchangeable, directly or indirectly, into common stock.

Amended Partnership Agreement

On April 5, 2013, the Company, HPC LP TRS, LLC and the Investor entered a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership which was subsequently amended on December 22, 2014 (as amended, the “Amended Partnership Agreement”). The Amended Partnership Agreement authorizes the issuance of the Series B Preferred Units to the Investor. The Series B Preferred Units rank senior to the Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units related to the acquisition of an Approved Acquisition (as defined in the Purchase Agreement) will receive cash distributions at an annual rate equal to 7.5% in preference to any distributions paid to common units. Provided, however, that any Series B Preferred Units issued in connection with a put exercise for a construction loan will receive cash distributions at a reduced annual rate equal to 6.0% in preference to any distributions paid to common units. In addition, the preferred return for a put exercise for a construction loan will be calculated based solely on the exercise put amount related to the construction loan put exercise that has been funded as opposed to the full amount of Series B Preferred Units outstanding. If the Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10%. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to the weighted average of the return being paid to Series B Preferred Units in annual distributions from the Effective Date, and thereafter to the common units and Series B Preferred Units pro rata. In the event of a liquidation of the Operating Partnership, the Investor would receive an amount equal to the greater of (a) the amount paid to acquire securities under the Purchase Agreement plus all accrued and unpaid distributions or (b) the amount the Investor would be entitled to receive in the transaction if the Series B Preferred Units were converted into common units of the Partnership (excluding any unpaid distribution to holders of common units, to which the holders of common units alone are entitled).

Each Series B Preferred Unit has an initial issuance value of $100.00 per unit and is convertible into a number of common units of Partnership interest equal to the issuance value of such Series B Preferred Unit divided by the applicable conversion price as determined in accordance with the terms of the Amended Partnership Agreement. The initial conversion price is $10.02. The Investor may exchange common units for shares of the Company’s common stock, at an initial exchange factor of 1 to 1, subject to proportional adjustment for stock splits, stock dividends, cash dividends, merger, recapitalizations and other similar events by the Company or the Partnership. The Partnership Agreement requires that the Company and the Partnership receive the Investor’s consent before taking certain actions.

The Amended Partnership Agreement permits the Operating Partnership to engage in a sale of the assets or equity of the Operating Partnership without the consent of the Investor, which would otherwise be required under the Second Amended and Restated Limited Partnership Agreement, provided the following conditions are met: (i) the sale is cash only, and (ii) the Company or the Operating Partnership, as applicable, has issued to the Investor $100,000 in aggregate liquidation preference amount of Series C Preferred Stock and $149,900,000 in aggregate liquidation preference amount of Series B Preferred Units.

Investor Rights Agreement

On February 10, 2013, the Company, the Operating Partnership, and the Investor entered into an Investor Rights Agreement, which was subsequently amended in December 2014 (as amended, the “Investor Rights Agreement”) that provides the Investor, its affiliates and their respective permitted transferees with certain rights as a holder of Series C Preferred Stock and Series B Preferred Units. More specifically, the Investor Rights Agreement provides such holders with preemptive rights to participate in future equity issuances by the Company, subject to customary exceptions. Additionally, the Investor Rights Agreement contains certain significant minority protections that require the Investor’s consent before taking certain actions. Under the Investor Rights Agreement, the Sentio Parties are also prohibited from incurring indebtedness other than property-level mortgage refinancing, subject to certain limitations.

The Investor Rights Agreement includes standstill provisions prohibiting the Investor from acquiring additional securities of the Company or the Partnership other than in accordance with the Purchase Agreement (subject to the pre-emptive rights described above) until February 10, 2016. The Investor Rights Agreement contains customary registration rights requiring the Company to register the shares of Series C Preferred Stock and common stock held by the Investor as a result of exchange of its Series B Preferred Units for resale to the public from time to time, in defined circumstances and within defined deadlines as set forth in the Investor Rights Agreement. The Company is also required, upon demand by the Investor in accordance with the Investor Rights Agreement, to register one or more primary offerings of newly issued common stock and to use the proceeds from such offerings to redeem partnership units held by the Investor. Beginning on July 1, 2017, the Investor, at its sole option, will have the ability to cause us to initiate a listing of the Company’s common stock, a sale of the Company, or a process to sell all or substantially all of our assets subject to specific terms and conditions.

The Investor Rights Agreement permits the Company to engage in a sale of the assets or equity of the Operating Partnership and the Company without the consent of the Investor, which would otherwise be required under the Investor Rights Agreement, provided the following conditions are met: (i) the sale is cash only, and (ii) the Company or the operating partnership, as applicable, has issued to the Investor $100,000 in aggregate liquidation preference amount of Series C Preferred Stock and $149,900,000 in aggregate liquidation preference amount of Series B Preferred Units.

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

	Quarters Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Revenues	$23,099,000	$20,340,000	$19,492,000	$18,634,000
Expenses	19,788,000	17,445,000	17,150,000	16,431,000
Income from operations	3,311,000	2,895,000	2,342,000	2,203,000
Net income (loss)	435,000	310,000	(167,000)	(91,000)
Preferred return to series B preferred OP units and other noncontrolling interests	1,104,000	892,000	638,000	519,000
Net loss attributable to common stockholders	$(669,000)	$(582,000)	$(805,000)	$(610,000)

Net loss per common share attributable to common stockholders- basic and diluted	$(0.06)	$(0.05)	$(0.06)	$(0.05)

Weighted average common shares - basic and diluted	11,470,853	11,463,082	12,487,384	12,611,127

	Quarters Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Revenues	$17,154,000	$15,097,000	$14,771,000	$14,834,000
Expenses	15,885,000	11,964,000	12,244,000	12,319,000
Income from operations	1,269,000	3,133,000	2,527,000	2,515,000
Net (loss) income	(1,323,000)	2,747,000	519,000	511,000
Preferred return to series B preferred OP units and other noncontrolling interests	306,000	215,000	39,000	6,000
Net (loss) income attributable to common stockholders	$(1,629,000)	$2,532,000	$480,000	505,000

Net (loss) income per common share attributable to common stockholders- basic and diluted	$(0.13)	$0.20	$0.04	$0.04

Weighted average common shares - basic and diluted	12,611,075	12,673,194	12,726,051	12,800,657

18. Subsequent Events

Georgetown Loan

On January 15, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for The Delaney at Georgetown Village development project located in Georgetown, Texas (the “Georgetown Loan”). The borrower, Westminster-LCS Georgetown LLC, is not affiliated with the Company or the Advisor. The borrower is a joint venture between Life Care Companies, LLC (“LCS”) and a fund sponsored by Westminster Capital (“Westminster”), and will use the proceeds of the Georgetown Loan to develop a senior living facility with 207 units including independent living, assisted living and memory care.

The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. Advances will be made periodically during the construction period to cover documented hard and soft costs of construction and interest, commencing after the borrower has expended its required equity contribution, and subject to customary construction draw conditions. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair market value upon stabilization or 48 months. Fair market value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair market value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

The Company expects to fund the Georgetown Loan with proceeds from the sale of Series B Preferred Units to the Investor. Upon funding of the Georgetown Loan, interest income on the loan receivable will be recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks.

Sale of Preferred Units in the Operating Partnership

On January 16, 2015, a purchase of securities related to the Georgetown Loan (the “Georgetown Put Exercise”) was completed by the Investor pursuant to the KKR Equity Commitment.

Pursuant to the Georgetown Put Exercise, the Investor agreed to fund $41.9 million related to the Georgetown Loan and was issued the following securities:

•	155,000 newly-issued Series B Preferred Units, which are convertible into approximately 1,546,906 shares of the Company’s common stock at the currently effective conversion price.

After giving effect to the 155,000 Series B Preferred Units issued upon the closing of the Georgetown Put Exercise and the Series B Preferred Units relating to the Georgetown Put Exercise remaining to be issued, 220,580 Series B Preferred Units remain issuable under the Purchase Agreement.

Sumter Grand

On February 6, 2015, through a wholly-owned subsidiary, we acquired real estate property (“Sumter Grand”) from Retirement Two, LLC, which is not affiliated with us, for a purchase price of $31.5 million. Sumter Grand consists of a 150-unit independent living facility located in The Villages, Florida. We funded the purchase of Sumter Grand with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment on December 30, 2014 and with proceeds from a mortgage loan from KeyBank National Association, Inc.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

		Initial Cost			Gross Amount Invested (1)
Description	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Built	Date Acquired

Amber Glen	$8,377,000	$546,000	$11,874,000	$16,000	$546,000	$11,890,000	12,436,000	731,000	2006	8/31/2012
Caruth Haven Court	9,417,000	4,256,000	13,986,000	415,000	4,256,000	14,401,000	18,657,000	2,366,000	1999	1/22/2009
The Oaks Bradenton	3,936,000	390,000	2,818,000	119,000	390,000	2,937,000	3,327,000	448,000	1996	5/1/2009
GreenTree	3,714,000	714,000	3,717,000	87,000	714,000	3,804,000	4,518,000	529,000	1998	12/30/2009
Mesa Vista Inn Health Center	10,000,000	2,010,000	10,430,000	1,000	2,010,000	10,431,000	12,441,000	1,371,000	2008	12/31/2009
Mill Creek	8,086,000	825,000	10,503,000	1,000	825,000	10,504,000	11,329,000	639,000	2006	8/31/2012
Rome LTACH Project	12,747,000	-	18,202,000	-	-	18,202,000	18,202,000	2,366,000	2011	1/12/2010
Sugar Creek	7,589,000	567,000	10,473,000	9,000	567,000	10,482,000	11,049,000	658,000	2007	8/31/2012
Oakleaf Village at Lexington	12,275,000	1,767,000	10,768,000	126,000	1,767,000	10,894,000	12,661,000	1,387,000	1999	4/30/2010
Oakleaf Village at Greenville	7,209,000	1,351,000	9,770,000	166,000	1,351,000	9,936,000	11,287,000	1,254,000	2001	4/30/2010
Global Rehab Inpatient Rehab Facility	7,136,000	2,004,000	10,368,000	-	2,004,000	10,368,000	12,372,000	1,213,000	2008	8/19/2010
Terrace at Mountain Creek	8,433,000	1,880,000	6,070,000	413,000	1,880,000	6,483,000	8,363,000	822,000	1995	9/3/2010
Hedgcoxe	5,407,000	1,580,000	6,388,000	66,000	1,580,000	6,454,000	8,034,000	871,000	2008	12/22/2010
Hudson Creek	7,753,000	543,000	10,053,000	1,000	543,000	10,054,000	10,597,000	631,000	2006	8/31/2012
River's Edge of Yardley	6,247,000	860,000	3,010,000	302,000	860,000	3,312,000	4,172,000	420,000	1996	12/22/2010
Carriage Court of Hilliard	13,273,000	1,580,000	12,180,000	128,000	1,580,000	12,308,000	13,888,000	1,375,000	1998	12/22/2010
Forestview Manor	8,433,000	1,320,000	8,035,000	145,000	1,320,000	8,180,000	9,500,000	1,074,000	2002	1/14/2011
Woodland Terrace at the Oaks	8,995,000	1,000,000	7,148,000	190,000	1,000,000	7,338,000	8,338,000	798,000	1996	4/14/2011
Woodbury Mews Portfolio	24,889,000	2,267,000	28,754,000	61,000	2,267,000	28,815,000	31,082,000	1,199,000	2003	10/21/2013
Standish Village	10,885,000	3,101,000	10,639,000	96,000	3,101,000	10,735,000	13,836,000	409,000	1994	12/6/2013
Compass on the Bay	6,524,000	5,551,000	4,825,000	19,000	5,551,000	4,844,000	10,395,000	86,000	1960	4/4/2014
St. Andrews Village	30,205,000	5,351,000	35,445,000	-	5,351,000	35,445,000	40,796,000	358,000	2006	8/20/2014
Live Oaks Village of Hammond	4,550,000	686,000	5,550,000	-	686,000	5,550,000	6,236,000	19,000	1999	11/14/2014
Live Oaks Village of Slidell	3,700,000	460,000	4,662,000	-	460,000	4,662,000	5,122,000	17,000	2000	11/14/2014
Spring Village at Wildewood	6,410,000	683,000	8,451,000	-	683,000	8,451,000	9,134,000	17,000	2014	11/21/2014
Gables of Hudson	11,375,000	974,000	15,364,000	-	974,000	15,364,000	16,338,000	12,000	2013	12/18/2014
Sumter Place	28,860,000	-	46,014,000	-	-	46,014,000	46,014,000	-	2012	12/31/2014
Totals	$276,425,000	$42,266,000	$325,497,000	$2,361,000	$42,266,000	$327,858,000	$370,124,000	$21,070,000

(1)	The aggregate cost of real estate for federal income tax purposes was $390.0 million.

(2)	Please see Note 3 to our consolidated financial statements for information regarding useful lives used for depreciation and amortization.

The changes in total real estate for the three years ended December 31, 2014 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2012	$190,189,000	$9,151,000
2013 Acquisitions	45,091,000	5,074,000
2013 Disposals	-	-
Balance at December 31, 2013	$235,280,000	$14,225,000
2014 Acquisitions	134,844,000	6,845,000
2014 Disposals	-	-
Balance at December 31,2014	$370,124,000	$21,070,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ SHARON C. KAISER
SHARON C. KAISER
Chief Financial Officer, Treasurer and Secretary
March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2015.

Name	Title

/s/ John Mark Ramsey	President, Chief Executive Officer and Director
John Mark Ramsey	(Principal Executive Officer)

/s/ Sharon C. Kaiser	Chief Financial Officer Treasurer and Secretary
Sharon C. Kaiser	(Principal Financial and Accounting Officer)

/s/ Steven M. Pearson	Director
Steven M. Pearson

/s/ James M. Skorheim	Director
James M. Skorheim

/s/ Barry A. Chase	Director
Barry A. Chase

/s/ Romeo Cefalo	Director
Romeo Cefalo

/s/ Ronald Shuck	Director
Ronald Shuck
/s/ Billy Butcher	Director
Billy Butcher

/s/ Daniel Decker	Director
Daniel Decker

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 as amended by Amendment no. 1 to the Second Amended and Restate Bylaws of the Registrant, effective as of March 20, 2015. (filed herewith).
3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.7	First Amendment dated December 22, 2014 to the Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).
4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007).
4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).
10.1	Fourth Amendment dated February 26, 2014 to Purchase and Sale Agreement dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership (incorporated by reference to Exhibit 10.26 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013).
10.2	Fifth Amendment dated March 31, 2014 to Purchase and Sale Agreement dated as of September 18, 2013 by and between Sentio – SLR Boston Portfolio, LLC and Bay View of Boston Associates Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 8, 2014).
10.3	Second Amendment Agreement dated April 8, 2014, by and among Sentinel RE Investment Holdings LP, the Registrant and Sentio Healthcare Properties OP, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 10, 2014).
10.4	Amendment No. 1 dated April 8, 2014 to the Transition to Internal Management Agreement, dated February 10, 2013, by and among the Registrant, Sentio Healthcare Properties OP, L.P., Sentinel RE Investment Holdings LP and Sentio Investments, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 10, 2014).
10.5	Amendment No. 2 dated April 8, 2014 to the Transition to Internal Management Agreement, dated February 10, 2013, by and among the Registrant, Sentio Healthcare Properties OP, L.P., Sentinel RE Investment Holdings LP and Sentio Investments, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on April 10, 2014).
10.6	Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, and ERB Propco SAV LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2014).
10.7	First Amendment dated July 6, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).

10.8	Second Amendment dated July 7, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).
10.9	Third Amendment dated July 14, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).
10.10	Fourth Amendment dated July 21, 2014 to Purchase and Sale Agreement dated May 22, 2014 by and among Sentio STAV Landlord, LLC, ERB Propco SAV LLC and Stewart Title Guaranty Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).
10.11	Lease Agreement by and between Sentio STAV Landlord, LLC, a Delaware Limited Liability Company as Lessor and ERB Opco SAV LLC, a Delaware Limited Liability Company as Lessee, dated as of August 20, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).
10.12	Multifamily Loan and Security Agreement by and between Sentio STAV Landlord, LLC, and CBRE Capital Markets, Inc. dated as of August 19, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).
10.13	Multifamily Note by and between Sentio STAV Landlord, LLC, and CBRE Capital Markets, Inc. dated as of August 19, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A filed October 29, 2014).
10.14	Purchase and Sale Agreement dated September 11, 2014 by and between Gables of Kentridge, LLC, Kentridge at Golden Pond, Ltd., and Great-Kent, LLC (filed herewith).
10.15	First Amendment dated October 22, 2014 to Purchase and Sale Agreement dated September 11, 2014 by and between Gables of Kentridge, LLC, Kentridge at Golden Pond, Ltd., and Great-Kent, LLC (filed herewith).
10.16	Second Amendment dated November 19, 2014 to Purchase and Sale Agreement dated September 11, 2014 by and between Gables of Kentridge, LLC, Kentridge at Golden Pond, Ltd., and Great-Kent, LLC (filed herewith).
10.17	Secured Loan, by and between the Registrant and KeyBank National Association dated November 14, 2014 (filed herewith).
10.18	Promissory Note, by Maker for the benefit of KeyBank National Association dated November 14, 2014 (filed herewith).
10.19	Guaranty Agreement, by Sentio Healthcare Properties, Inc. for the benefit of KeyBank National Association dated November 14, 2014 (filed herewith).
10.20	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, by MVI Health Center, LP for the benefit of KeyBank National Association dated November 14, 2014 (filed herewith).
10.21	Third Amendment Agreement dated December 22, 2014 by and among Sentinel RE Investment Holdings LP, the Registrant and Sentio Healthcare Properties OP, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
10.22	First Amendment dated December 22, 2014 to Investor Rights Agreement dated as of February 10, 2013 by and among Sentinel RE Investment Holdings LP, the Registrant and Sentio Healthcare Properties OP, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
10.23	Renewal Agreement dated December 22, 2014 between the Registrant and Sentio Investments, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
10.24	Secured Loan, by and between the Registrant and KeyBank National Association dated December 31, 2014 (filed herewith).
10.25	Amended and Restated Promissory Note, by Sumter Place Owner for the benefit of KeyBank National Associations dated December 31, 2014 (filed herewith).
10.26	Security Agreement, by Sumter Place TRS, LLC for the benefit of KeyBank National Association dated December 31, 2014 (filed herewith).
10.27	Guaranty Agreement, by Sentio Healthcare Properties, Inc. for the benefit of KeyBank National Association dated December 31, 2014 (filed herewith).

10.28	Payment Guaranty, by Sumter Place TRS, LLC for the benefit of KeyBank National Association dated December 31, 2014 (filed herewith).
10.29	Purchase and Sale Agreement dated September 11, 2014 by and between Gables of Hudson, LLC, Great-Hudson, LLC, and Gables-Hudson, LLC (filed herewith).
10.30	First Amendment dated October 22, 2014 to Purchase and Sale Agreement dated September 11, 2014 by and between Gables of Hudson, LLC, Gables-Hudson, LLC and Great-Hudson, LLC (filed herewith).
10.31	Second Amendment dated December 17, 2014 to Purchase and Sale Agreement dated September 11, 2014 by and between Gables of Hudson, LLC, Gables-Hudson, LLC and Great-Hudson, LLC (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document