Form 10-Q
period 2015-03-31
Sentio Healthcare Properties Inc
filed 2015-05-12
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 8, 2015, there were 11,487,916 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,438,000	$35,564,000
Investments in real estate:
Land	42,289,000	42,266,000
Buildings and improvements, net	341,704,000	306,788,000
Furniture, fixtures and vehicles, net	10,458,000	8,987,000
Intangible lease assets, net	9,555,000	11,028,000
	404,006,000	369,069,000
Deferred financing costs, net	3,807,000	3,338,000
Investment in unconsolidated entities	4,984,000	5,146,000
Tenant and other receivables, net	4,526,000	4,037,000
Deferred costs and other assets	7,645,000	5,554,000
Restricted cash	5,435,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$470,806,000	$433,834,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$294,893,000	$276,476,000
Accounts payable and accrued liabilities	17,425,000	10,178,000
Prepaid rent and security deposits	4,031,000	3,029,000
Distributions payable	1,415,000	1,446,000
Total liabilities	317,764,000	291,129,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,480,619 and 11,472,765 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	115,000	115,000
Additional paid-in capital	65,468,000	66,792,000
Accumulated deficit	(21,388,000)	(18,714,000)
Total stockholders' equity	44,195,000	48,193,000
Noncontrolling interests:
Series B convertible preferred OP units	105,566,000	91,088,000
Other noncontrolling interest	3,281,000	3,424,000
Total equity	153,042,000	142,705,000
Total liabilities and equity	$470,806,000	$433,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental revenues	$17,430,000	$11,027,000
Resident fees and services	7,665,000	7,267,000
Tenant reimbursements and other income	529,000	340,000
	25,624,000	18,634,000
Expenses:
Property operating and maintenance	16,483,000	12,126,000
General and administrative	186,000	394,000
Asset management fees	1,359,000	957,000
Real estate acquisition costs	582,000	34,000
Depreciation and amortization	4,455,000	2,920,000
	23,065,000	16,431,000
Income from operations	2,559,000	2,203,000

Other expense:
Interest expense, net	3,167,000	2,209,000
Equity in loss from unconsolidated entities	127,000	85,000
Net loss	(735,000)	(91,000)
Preferred return to Series B convertible preferred OP units	1,801,000	362,000
Net income attributable to other noncontrolling interests	138,000	157,000
Net loss attributable to common stockholders	$(2,674,000)	$(610,000)

Basic and diluted weighted average number of common shares	11,478,707	12,611,127
Basic and diluted net loss per common share attributable to common stockholders	$(0.23)	$(0.05)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2014	1,000	$-	11,472,765	$115,000	$66,792,000	$(18,714,000)	$48,193,000	$94,512,000	$142,705,000
Issuance of Common Stock			7,854		91,000		91,000		91,000
Issuance of Series B convertible preferred OP units, net							-	15,452,000	15,452,000
Distributions					(1,415,000)		(1,415,000)	(3,056,000)	(4,471,000)
Net (loss) income						(2,674,000)	(2,674,000)	1,939,000	(735,000)
BALANCE - March 31, 2015	1,000	$-	11,480,619	$115,000	$65,468,000	$(21,388,000)	$44,195,000	$108,847,000	$153,042,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(735,000)	$(91,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	166,000	140,000
Depreciation and amortization	4,455,000	2,920,000
Straight-line rent and above/below market lease amortization	(221,000)	(132,000)
Amortization of loan premium	(15,000)	(17,000)
Equity in loss from unconsolidated entities	127,000	85,000
Bad debt expense	49,000	140,000
Deferred tax benefit	(234,000)	(404,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(300,000)	139,000
Deferred costs and other assets	(203,000)	160,000
Restricted cash	(142,000)	515,000
Prepaid rent and tenant security deposits	977,000	925,000
Accounts payable and accrued expenses	(576,000)	(728,000)
Net cash provided by operating activities	3,348,000	3,652,000
Cash flows from investing activities:
Real estate acquisitions	(31,335,000)	-
Additions to real estate	(387,000)	(341,000)
Purchase of an interest in an unconsolidated entity	-	(1,161,000)
Restricted cash	(80,000)	(95,000)
Acquisition deposits	(1,669,000)	(84,000)
Distributions from unconsolidated entities	35,000	21,000
Net cash used in investing activities	(33,436,000)	(1,660,000)
Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	15,589,000	-
Redeemed shares	-	(70,000)
Proceeds from notes payable	19,195,000	-
Repayment of notes payable	(763,000)	(726,000)
Offering costs	-	(5,000)
Deferred financing costs	(596,000)	(53,000)
Distributions paid to Series B convertible preferred OP units and other noncontrolling interests	(3,056,000)	(644,000)
Distributions paid to stockholders	(1,355,000)	(1,528,000)
Restricted cash	(52,000)	-
Tender offer costs	-	(34,000)
Net cash provided by (used in) financing activities	28,962,000	(3,060,000)
Net decrease in cash and cash equivalents	(1,126,000)	(1,068,000)
Cash and cash equivalents - beginning of period	35,564,000	21,792,000
Cash and cash equivalents - end of period	$34,438,000	$20,724,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,834,000	$2,133,000
Cash paid for income taxes	$12,000	$20,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,330,000	$1,486,000
Distributions reinvested	$6,000	$8,000
Accrued preferred stock offering costs	$137,000	$-
Accrued deferred acquisition costs	$138,000	$-
Accrued tender offer costs	$-	$59,000
Accrued additions to real estate	$147,000	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of March 31, 2015, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 11), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 11), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of March 31, 2015, the Investor owns 48.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the guidance for the consolidation of variable interest entities (“VIEs”), we analyze our variable interests, including investments in partnerships and joint ventures, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews, based on our review of the design of the entity, its organizational structure including decision-making ability, risk and reward sharing experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and financial agreements. We also use quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2014 Annual Report on Form 10-K, as filed with the SEC.

3. Acquisitions

Sumter Grand

On February 6, 2015, through a wholly owned subsidiary, we acquired real estate property (“Sumter Grand”) from an unaffiliated third party, for a purchase price of $31.5 million. Sumter Grand, which opened in December 2014, is a 150-unit independent living facility located in The Villages, Florida. We funded the purchase of Sumter Grand with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment (as described in Note 11) on December 30, 2014 and with proceeds from a mortgage loan from KeyBank National Association, Inc. (“KeyBank”), an unaffiliated lender (as described in Note 10).

The following summary provides the allocation of the acquired assets and liabilities of Sumter Grand as of the acquisition date. We have accounted for the acquisition as a business combination under GAAP. Under business combination accounting, the assets and liabilities of the acquired property was recorded at its respective fair value as of the acquisition date and consolidated in our financial statements. The details of the purchase price of the acquired property are set forth below:

Sumter Grand
Buildings and improvements	$37,295,000
Furniture, fixtures and vehicles	1,580,000
Intangible liability (1)	(516,000)
Contingent liability (2)	(6,859,000)
Real estate acquisition	$31,500,000
Acquisition expenses	$423,000

(1)	This balance represents the Company’s fair value estimate of the above market ground lease associated with the land in the Sumter Grand acquisition.
(2)	This balance represents the Company’s fair value estimate of an earnout liability the seller of Sumter Grand is entitled to based on a net operating income threshold. The earnout provision will expire if not acheived 42 months after acquisition.

The Company recorded revenues of $0.5 million and a net loss of $0.6 million for the three month period ended March 31, 2015 for the Sumter Grand acquisition.

Sumter Grand opened in December 2014, therefore the Company has excluded proforma financial statements as if the acquisition occurred on January 1, 2014.

4. Loan Receivable

On January 16, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for the development of The Delaney at Georgetown Village located in Georgetown, Texas (the “Georgetown Loan”). The borrower, Westminster-LCS Georgetown LLC, is not affiliated with the Company or the Advisor. The borrower is a joint venture between Life Care Companies, LLC (“LCS”) and a fund sponsored by Westminster Capital (“Westminster”), and will use the proceeds of the Georgetown Loan to develop a senior living facility with 207 units including independent living, assisted living and memory care.

The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. Advances will be made periodically during the construction period to cover documented hard and soft costs of construction and interest, commencing after the borrower has expended its required equity contribution, and subject to customary construction draw conditions. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair value upon stabilization or 48 months. Fair value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

On January 14, 2015, the Company closed a put exercise to fund the Georgetown Loan with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment (as described in Note 11). Upon funding of the Georgetown Loan, interest income on the loan receivable will be recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. As of March 31, 2015, the borrower had made no draws on the Georgetown Loan.

5. Investments in Real Estate

As of March 31, 2015, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Intangible Lease Assets
Cost	$42,289,000	$365,325,000	$15,034,000	$26,763,000
Accumulated depreciation and amortization	-	(23,621,000)	(4,576,000)	(17,208,000)
Net	$42,289,000	$341,704,000	$10,458,000	$9,555,000

As of December 31, 2014, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Intangible Lease Assets
Cost	$42,266,000	$327,858,000	$13,125,000	$26,752,000
Accumulated depreciation and amortization	-	(21,070,000)	(4,138,000)	(15,724,000)
Net	$42,266,000	$306,788,000	$8,987,000	$11,028,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended March 31, 2015 and 2014 was approximately $3.0 million and $1.9 million, respectively.

Amortization associated with intangible assets for the three months ended March 31, 2015 and 2014 was $1.5 million and $1.0 million, respectively.

Estimated amortization for April 1, 2015 through December 31, 2015 and each of the subsequent years is as follows:

Intangible Assets
April 1, 2015 - December 31, 2015	$2,885,000
2016	559,000
2017	557,000
2018	557,000
2019	464,000
2020 and thereafter	4,533,000

The estimated useful lives for intangible assets range from approximately one to 22 years. As of March 31, 2015, the weighted-average amortization period for intangible assets was 12 years.

6. Investments in Unconsolidated Entities

As of March 31, 2015, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$144,000	71.9%
Buffalo Crossing	Assisted-Living Facility - Under Development	January 2014	1,161,000	25.0%
The Parkway	Assisted-Living Facility - Under Development	October 2014	3,679,000	65.0%
			$4,984,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	March 31,	December 31,
	2015	2014 (1)(2)
Cash and cash equivalents	$170,000	$48,000
Investments in real estate, net	35,713,000	27,737,000
Other assets	850,000	769,000
Total assets	$36,733,000	$28,554,000

Notes payable	$25,779,000	$17,444,000
Accounts payable and accrued liabilities	2,138,000	1,676,000
Other liabilities	74,000	68,000
Total stockholders’ equity	8,742,000	9,366,000
Total liabilities and equity	$36,733,000	$28,554,000

	Three Months Ended March 31,
	2015	2014 (1)(2)
Total revenues	$428,000	$397,000
Net loss	(244,000)	(112,000)
Company’s equity in loss from unconsolidated entities	(127,000)	(85,000)

(1)	On January 28, 2014, through a wholly owned subsidiary, we acquired a 25% interest in a joint venture entity that is developing Buffalo Crossing, a 108-unit, assisted living community. Buffalo Crossing was accounted for under the equity method of accounting beginning with the first quarter of 2014.
(2)	On October 2, 2014, through a wholly owned subsidiary, we acquired a 65% interest in a joint venture entity that is developing the Parkway, a 142-unit, senior housing facility. The Parkway was accounted for under the equity method of accounting beginning with the fourth quarter of 2014.

7. Income Taxes

For federal income tax purposes, we have elected to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of HC Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies have direct control of the daily operations of these assisted-living properties.

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

The Master TRS recognized a $0.5 million benefit and a $0.2 million expense for federal and state income taxes in the three months ended March 31, 2015 and 2014, respectively, which have been recorded in general and administrative expenses. Net deferred tax assets related to the TRS entities totaled approximately $3.0 million at March 31, 2015 and $2.8 million at December 31, 2014, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2015, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

8. Segment Reporting

As of March 31, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Senior living properties	Triple- net leased properties	Medical office properties	Consolidated
Rental revenue	$14,885,000	$2,329,000	$216,000	$17,430,000
Resident services and fee income	7,665,000	-	-	7,665,000
Tenant reimbursements and other income	134,000	318,000	77,000	529,000
	22,684,000	2,647,000	293,000	25,624,000
Property operating and maintenance expenses	16,118,000	284,000	81,000	16,483,000
Net operating income	$6,566,000	$2,363,000	$212,000	$9,141,000
General and administrative				186,000
Asset management fees and expenses				1,359,000
Real estate acquisition costs				582,000
Depreciation and amortization				4,455,000
Interest expense, net				3,167,000
Equity in loss from unconsolidated entities				127,000
Net loss				$(735,000)

	Three Months Ended March 31, 2014
	Senior living properties	Triple- net leased properties	Medical office properties	Consolidated
Rental revenue	$9,505,000	$1,309,000	$213,000	$11,027,000
Resident services and fee income	7,267,000	-	-	7,267,000
Tenant reimbursements and other income	100,000	164,000	76,000	340,000
	16,872,000	1,473,000	289,000	18,634,000
Property operating and maintenance expenses	11,829,000	219,000	78,000	12,126,000
Net operating income	$5,043,000	$1,254,000	$211,000	$6,508,000
General and administrative				394,000
Asset management fees and expenses				957,000
Real estate acquisition costs				34,000
Depreciation and amortization				2,920,000
Interest expense, net				2,209,000
Equity in loss from unconsolidated entities				85,000
Net loss				$(91,000)

The following table reconciles the segment activity to consolidated financial position as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Assets
Investment in real estate:
Senior living operations	$314,568,000	$278,880,000
Triple-net leased properties	81,976,000	82,648,000
Medical office building	7,462,000	7,541,000
Total reportable segments	$404,006,000	$369,069,000
Reconciliation to consolidated assets:
Cash and cash equivalents	34,438,000	35,564,000
Deferred financing costs, net	3,807,000	3,338,000
Investment in unconsolidated entities	4,984,000	5,146,000
Tenant and other receivables, net	4,526,000	4,037,000
Deferred costs and other assets	7,645,000	5,554,000
Restricted cash	5,435,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$470,806,000	$433,834,000

As of March 31, 2015 and December 31, 2014, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

9. Fair Value Measurements

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $294.3 million and $275.8 million, compared to the carrying values of $294.9 million ($294.9 million, including premium) and $276.4 million ($276.5 million, including premium) at March 31, 2015 and December 31, 2014, respectively.

There were no transfers between Level 1 or 2 during the three months ended March 31, 2015.

10. Notes Payable

Notes payable were $294.9 million ($294.9 million, including premium) and $276.4 million ($276.5 million, including premium) as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.80% to 6.43% per annum and a weighted average effective interest rate of 4.08% per annum. As of March 31, 2015, notes payable consisted of $155.8 million of fixed rate debt, or approximately 53% of notes payable, at a weighted average interest rate of 4.89% per annum and $139.1 million of variable rate debt, or approximately 47% of notes payable, at a weighted average interest rate of 3.18% per annum. As of December 31, 2014, we had $156.4 million of fixed rate debt, or 57% of notes payable, at a weighted average interest rate of 4.89% per annum and $120.0 million of variable rate debt, or 43% of notes payable, at a weighted average interest rate of 3.15% per annum.

On December 31, 2014, the Company entered into a secured loan agreement with KeyBank, in the aggregate amount of up to $53.2 million in connection with the acquisitions of the Sumter Place and Sumter Grand properties in The Villages, Florida. As of December 31, 2014 a total of $28.9 million was drawn on the loan related to Sumter Place. On February 6, 2015, in connection with the acquisition of Sumter Grand, an additional $19.2 million was drawn on the loan. The loan has a term of three years at a floating interest rate of one month LIBOR plus 3.15% subject to increase in certain circumstances. Loan payments are interest only for the initial three year term. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty provided that the minimum repayment is in increments of at least $500,000. We have an extension option for a single one-year term in which the payments would include principal amortization based on a 30-year amortization period.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2015, we were in compliance with all such covenants and requirements with the exception of Woodbury Mews. At March 31, 2015, the average Woodbury Mews occupancy was below the minimum loan requirement, violating a covenant of this loan. Our lender has waived compliance with this covenant for the quarter ended March 31, 2015. In the event that we are not in compliance with this covenant in future periods and are unable to obtain a consent or waiver, KeyBank may choose to pursue remedies under the loan which could include foreclosure of the Woodbury Mews property and enforcement of the our guarantee of up to 25% of the loan balance. We intend to extend the $25.0 million Woodbury Mews loan that matures in the third quarter of 2015. The terms of this loan provide for one remaining one-year extension option, requiring the payment of a 25 basis point fee.

Principal payments due on our notes payable for April 1, 2015 to December 31, 2015 and each of the subsequent years is as follows:

Year	Principal Amount
April 30, 2015 - December 31, 2015	$26,781,000
2016	2,786,000
2017	98,718,000
2018	27,127,000
2019	59,142,000
2020 and thereafter	80,303,000
$294,857,000
Add: premium	36,000
$294,893,000

Interest Expense and Deferred Financing Cost

For the three months ended March 31, 2015 and 2014, the Company incurred interest expense, including amortization of deferred financing costs of $3.2 million and $2.2 million, respectively. As of March 31, 2015 and December 31, 2014, the Company’s net deferred financing costs were approximately $3.8 million and $3.3 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”).

As of March 31, 2015 and December 31, 2014, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds, respectively, in our initial and follow-on public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $158.7 million of equity funding to be used to finance future investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of Series C Preferred Stock in the Company and Series B Preferred Units in the Operating Partnership.

As of March 31, 2015 and December 31, 2014 we had issued 1,000 and 1,000 shares of Series C Preferred Stock and 1,101,560 and 946,560 Series B Preferred Units to the Investor for gross proceeds of $110.2 million and $94.8 million, respectively. The Series B Preferred Units outstanding are classified as non-controlling interests in the accompanying condensed consolidated balance sheets and are convertible into approximately 10,993,613 and 9,446,707 shares of the Company’s common stock, respectively.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per until in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three months ended March 31, 2015, the Company paid distributions on the Series B Preferred Units in the amount of $2.8 million.

On January 16, 2015, pursuant to a put exercise (the “Georgetown Put Exercise”), we agreed to issue 419,120 Series B Preferred Units to the Investor and the Investor agreed to fund $41.9 million related to the Georgetown Loan (as described in Note 4) pursuant to a draw schedule, subject to the terms and conditions set forth in a letter agreement dated January 16, 2015 (the “January Letter Agreement”). The January Letter Agreement divided the issuance of the Series B Preferred Units related to the Georgetown Put Exercise into two issuances. The first issuance in the amount of 155,000 Series B Preferred Units (which are convertible into approximately 1,546,906 shares of the Company’s common stock at the currently effective conversion price) occurred on January 16, 2015. The second issuance was to occur upon the receipt by us of all necessary lender consents to a “change-of-control” transaction which is expected to occur in May 2015.

On March 26, 2015, pursuant to a put exercise (the “March Put Exercise”) the Investor agreed to purchase 166,800 Series B Preferred Units for $16.7 million, subject to the terms and conditions set forth in a letter agreement dated March 26, 2015 (the “March Letter Agreement”). The March Letter Agreement divided the issuance of the Series B Preferred Units related to the March Put Exercise into two issuances. The first issuance was deemed to be 135,980 Series B Preferred Units previously issued on January 16, 2015 in connection with the Georgetown Put Exercise; in connection with the first issuance, the Investor funded $13.6 million to us. The second issuance was to occur upon the receipt by us of all necessary lender consents to a “change- of-control” transaction which is expected to occur in May 2015. Upon the issuance of the remaining 30,820 Series B Preferred Units related to the March Put Exercise the Investor was required to advance a purchase price of $3.1 million. Further, the first issuance related to the Georgetown Put Exercise was deemed to be 19,020 Series B Preferred Units and thus 400,100 Series B Preferred Units remain to be issued at the second issuance for the Georgetown Put Exercise.

After giving effect to the Series C Preferred Stock and Series B Preferred Units issued or to be issued pursuant to the January Letter Agreement and March Letter Agreement at March 31, 2015, 53,780 Series B Preferred Units remained issuable under the Purchase Agreement. The obligation of the Investor to purchase additional Series B Preferred Units under the Purchase Agreement is conditioned upon, among other things, the receipt of lender consents to a “change-of-control” transaction and of notice from us of the intention to sell a specified amount of securities to the Investor to finance a proposed investment opportunity.

Distributions Available to Common Stockholders

The following are the distributions declared during the three months ended March 31, 2015 and 2014:

	Distribution Declared (1)			Cash Flow from
Period	Cash	Reinvested	Total	Operations

First quarter 2014	$1,486,000	$69,000	$1,555,000	$3,652,000
First quarter 2015	1,330,000	85,000	1,415,000	3,348,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

Commencing with the declaration of distributions for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00% based on share price of $10.00).

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

Stock Repurchase Program

In 2007, we adopted a stock repurchase program that permitted our stockholders to sell their shares of common stock to us in limited circumstances subject to the terms and conditions of the program. Our board of directors could amend, suspend or terminate the program at any time with 30 days prior notice to stockholders and we had no obligation to repurchase our stockholders’ shares.

Since May 29, 2011 our stock repurchase program has been suspended for all repurchases except repurchases due to death of a stockholder. On March 31, 2014, we informed stockholders of the suspension of the share repurchase program following the March 2014 redemption date. The Company redeemed all stock repurchase requests due to death received prior to March 31, 2014. No shares have been repurchased pursuant to the program following the 2014 suspension.

12. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of March 31, 2015 there were 1,101,560 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

13. Related Party Transactions

Advisory Relationship with the Advisor

We are party to an Advisory Agreement with the Advisor, which became effective on January 1, 2012 for a one-year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1, 2013, January 1, 2014, and January 1, 2015, however, certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

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

The terms of the KKR Equity Commitment are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Advisory Agreement with our Advisor and the terms of the Transition Agreement are more fully outlined in our Annual Report on Form 10-K for the year ended December 31, 2014.

The fees payable to the Advisor under the advisory agreement for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Asset Management Fees	$1,359,000	$957,000

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

For the four fiscal quarters ended March 31, 2015, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 10,993,613 shares of common stock of the Company, which represents, in the aggregate, approximately, 48.9% of the outstanding shares of common stock as of March 31, 2015.

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

15. Subsequent Events

Gables of Kentridge

On April 1, 2015, through wholly owned subsidiaries, we acquired real estate property (“Gables of Kentridge”) from Kentridge at Golden Pond, LTD and Great-Kent, LLC (collectively, the “Sellers”), neither of which are affiliated with us or our Advisor, for a purchase price of $15.37 million. Gables of Kentridge is located in Kent, Ohio and has a total of 92 beds in 91 units, which are dedicated to both assisted living and memory care. Prior to the completion of this transaction, Gables of Kentridge was operated by Gables Management Company, Inc. (“Gables Management”). We have retained Gables Management on a fee basis to operate Gables of Kentridge, which currently manages the Gables of Hudson property we acquired in 2014.

Armbrook Village

On April 6, 2015, through wholly owned subsidiaries, we acquired a 95% interest in a joint venture entity that owns Armbook Village for an initial purchase price of $30.0 million, with additional proceeds, of up to $3.6 million payable to the seller if certain net operating income thresholds are met, for a maximum purchase price of $33.6 million. Armbrook Village, which opened in April 2013, is a senior living community that consists of 46 independent living units, 51 assisted living units, and 21 memory care units located in Westfield, Massachusetts. Senior Living Residences, LLC and its affiliates (collectively, “SLR”), which is not affiliated with us, is our joint venture partner. Prior to the completion of this transaction, Armbrook Village was operated by SLR and owned by a local Westfield commercial developer, which is not affiliated with us. SLR currently manages Standish Village and Compass on the Bay.

Preferred Unit Issuances

On May 1, 2015, we issued 430,920 Series B Preferred Units remaining to be issued in connection with the Georgetown Put Exercise and the March Put Exercise, which are convertible into approximately 4,300,599 shares of the Company’s common stock at the currently effective conversion price. As a result, on May 1, 2015, the Investor funded $3.1 million to us. See Note 11 for additional information.

Sale of Preferred Units in our Operating Partnership

On May 1, 2015, in connection with our acquisition of Golden Ridge, we closed a put exercise pursuant to the KKR Equity Commitment. Pursuant to the put exercise the Investor purchased 53,780 Series B Preferred Units for an aggregate purchase price of $5.4 million, which are convertible into approximately 536,727 shares of the Company’s common stock at the currently effective conversion price. After giving effect to the put exercise, the Investor owns approximately 57.9% of the outstanding shares of common stock on an as-converted basis. As of May 1, 2015, no securities remain issuable pursuant to the KKR Equity Commitment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 as listed with the SEC.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	volatility or uncertainty in capital markets, including the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas;

•	changes in accounting principles generally accepted in the United States of America, or GAAP; and

•	the risk factors in our Annual Report for the year ended December 31, 2014.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate and real estate-related assets. We invest exclusively in health care properties and other real-estate related assets located in markets in the United States.

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with the Investor for the purpose of obtaining up to a $158.7 million of equity funding to be used to finance future real estate investments (such investments and the related agreements are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership.

As of March 31, 2015, we had issued and outstanding 11,480,619 shares of common stock, and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of March 31, 2015 the Operating Partnership had issued and outstanding 11,480,619 Common Units, 1,000 Series A Preferred Units, and 1,101,560 Series B Preferred Units.

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

We commenced our initial public offering of our common stock on June 20, 2008. We stopped making offers under our initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the distribution reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares. On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The DRIP offering shares were initially offered at a purchase price of $10.02 per share, which was the then-current estimated per-share value of our common stock.  Effective February 28, 2014, the DRIP offering shares are being offered at a purchase price of $11.63 per share, which is our estimated per-share value of common stock as of February 28, 2014.

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

Market Outlook — Real Estate and Real Estate Finance Markets

In recent years, both the national and most global economies have experienced increased unemployment and a downturn in economic activity, as well as significant market fluctuations. Despite certain recent more positive economic indicators and improved stock market performance, the economic environment continues to be volatile and to present challenges that may delay the implementation of our business strategy or force us to modify it.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Results of Operations

As of March 31, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of March 31, 2015, we owned or had joint venture interests in 31 properties. These properties included 21 assisted-living facilities and two independent-living facilities, which comprise our senior housing segment; one medical office building, which comprises our MOB segment; four operating healthcare facilities, which comprise our triple-net leased segment; two development stage assisted living facility, and one medical office building held as unconsolidated entities. As of March 31, 2014, we owned or had joint venture interests in 23 properties. These properties included sixteen assisted-living facilities and one independent-living facility, which comprise our senior housing segment; one medical office building, which comprises our MOB segment; three operating healthcare facilities, which comprise our triple-net leased segment; one development stage assisted living facility, and one medical office building held as an unconsolidated entity. The Compass senior living investment was acquired in the second quarter of 2014, the St. Andrews Village net lease investment was acquired in the third quarter of 2014, and the Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson, and Sumter Place investments were acquired in the fourth quarter of 2014. The Sumter Grand investment was acquired in the first quarter of 2015. The results of our operations for the three months ended March 31, 2015 and 2014 vary largely as a result of acquisition activity.

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$6,566,000	$5,043,000	$1,523,000	30%
Triple-net leased properties	2,363,000	1,254,000	1,109,000	88%
Medical office building	212,000	211,000	1,000	0%
Total portfolio net operating income	$9,141,000	$6,508,000	$2,633,000	40%

Reconciliation to net loss:
Net operating income, as defined (1)	$9,141,000	$6,508,000	$2,633,000	40%
Other expense:
General and administrative	186,000	394,000	(208,000)	(53)%
Asset management fees and expenses	1,359,000	957,000	402,000	42%
Real estate acquisition costs	582,000	34,000	548,000	1612%
Depreciation and amortization	4,455,000	2,920,000	1,535,000	53%
Interest expense, net	3,167,000	2,209,000	958,000	43%
Equity in loss from unconsolidated entities	127,000	85,000	42,000	49%
Net loss	$(735,000)	$(91,000)	$(644,000)	708%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2015 increased to $6.6 million from $5.0 million for the three months ended March 31, 2014 primarily as a result of the acquisition of Compass on the Bay in the second quarter of 2014, Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson and Sumter Place in the fourth quarter of 2014 and Sumter Grand in the first quarter of 2015.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Senior Living Operations — Net operating income
Total revenues
Rental revenue	$14,885,000	$9,505,000	$5,380,000	57%
Resident services and fee income	7,665,000	7,267,000	398,000	5%
Tenant reimbursement and other income	134,000	100,000	34,000	34%
Less:
Property operating and maintenance expenses	16,118,000	11,829,000	4,289,000	36%
Total portfolio net operating income	$6,566,000	$5,043,000	$1,523,000	30%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three months ended March 31, 2015 increased to $2.4 million from of $1.3 million for the three months ended March 31, 2014 primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Total revenues
Rental revenue	$2,329,000	$1,309,000	$1,020,000	78%
Tenant reimbursement and other income	318,000	164,000	154,000	94%
Less:
Property operating and maintenance expenses	284,000	219,000	65,000	30%
Total portfolio net operating income	$2,363,000	$1,254,000	$1,109,000	88%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months ended March 31, 2015 of $0.2 million was comparable to net operating income for the three month period ended March 31, 2014.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Medical Office Buildings — Net operating income
Total revenues
Rental revenue	$216,000	$213,000	$3,000	1%
Tenant reimbursement and other income	77,000	76,000	1,000	1%
Less:
Property operating and maintenance expenses	81,000	78,000	3,000	4%
Total portfolio net operating income	$212,000	$211,000	$1,000	0%

Unallocated (expenses) income

General and administrative expenses decreased to $0.2 million for the three months ended March 31, 2015 from $0.4 million for the three months ended March 31, 2014. The decrease was primarily due to higher legal and professional fees and board of directors fees and expenses offset by the deferred tax benefit for the first quarter of 2015 as compared to the three months ended March 31, 2014.

Asset management fees for the three months ended March 31, 2015 increased to $1.4 million from $1.0 million for the three months ended March 31, 2014 as a result of a higher asset base. Depreciation and amortization for the same periods increased to $4.5 million from $2.9 million as a result of additional depreciation and amortization resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014, which is generally recognized in the first twelve months after closing.

For the three months ended March 31, 2015 and 2014, real estate acquisition costs were $0.6 million and $0.0 million, respectively. Real estate acquisition costs in 2014 consisted primarily of costs associated with the acquisition of Sumter Grand in the first quarter of 2015.

Interest expense, net, for the three months ended March 31, 2015 increased to $3.2 million from $2.2 million for the three months ended March 31, 2014 primarily as a result of the debt incurred for acquisitions that occurred in the second and fourth quarters of 2014 and in the first quarter of 2015.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended March 31, 2015 and for the three months ended March 31, 2014. The Company’s allocation of loss from unconsolidated entities relates to the operations of Physicians Center MOB.

Liquidity and Capital Resources

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The DRIP offering shares were initially offered at a purchase price of $10.02 per share, which was the then-current estimated per-share value of our common stock.  Effective February 28, 2014, the DRIP offering shares are being offered at a purchase price of $11.63 per share, which reflects our estimated per-share value of our common stock as of February 28, 2014.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $158.7 million of equity funding to be used to finance future investment opportunities. Pursuant to the KKR Equity Commitment, we may issue and sell to the KKR Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Convertible Preferred Units of our Operating Partnership. As of March 31, 2015, approximately $5.4 million of this commitment is available for investments and $0.0 million was unallocated to an investment opportunity.

We expect that primary sources of capital will include debt financing and net cash flows from operations. We expect that our primary uses of capital will be for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our stabilized properties with low to moderate levels of debt financing. We will incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal will be to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For development and value-added properties, our goal will be to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent sufficient proceeds from public and private offerings, debt financing or a combination of these are unavailable to repay acquisition debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of March 31, 2015, our notes payable were $294.9 million.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2015, we were in compliance with all such covenants and requirements, with the exception of Woodbury Mews. As of March 31, 2015, the average occupancy level at our Woodbury Mews property was below the minimum required under the financial covenants in our loan documents, violating a covenant of this loan. The lender has waived compliance with this covenant for the quarter ended March 31, 2015, but we can provide no assurances that the lender will continue to waive compliance with this covenant in future quarters. Any such violation constitutes an event of default under the loan agreement, and if we do not secure a waiver of this covenant in future quarters in which the property does not satisfy the minimum occupancy level, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the Woodbury Mews property, enforce the Company’s guarantee of up to 25% of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan.

As of March 31, 2015 we had approximately $34.4 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of the remaining preferred units of partnership interest in our Operating Partnership pursuant to the KKR Equity Commitment refinancings that result in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as net offering proceeds are expended in connection with acquisitions and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014 were $3.3 million and $3.7 million, respectively. The decrease in cash flows from operations was primarily due to a decrease in net operating income of $0.6 million and the timing of cash receipts and payments, including an increase in depreciation and amortization of approximately $1.5 million.

Cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were $33.4 million and $1.7 million, respectively. The 2015 increase was due primarily to the acquisition of Sumter Grand in the first quarter of 2015.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2015 and 2014 were $29.0 million and ($3.1) million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and proceeds of notes payable in the first quarter of 2015. During the three months ended March 31, 2015, the Company received $15.5 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $19.2 million related to the acquisition of Sumter Grand. These proceeds were offset by the distributions paid to stockholders of $1.4 million and distributions paid to noncontrolling interests of $3.1 million. During the three months ended March 31, 2014, the Company received $0.0 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $0.0 million related to acquisitions. During the three months ended March 31, 2014, the Company paid distributions to stockholders of $1.5 million and paid distributions to noncontrolling interests of $0.6 million.

We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and recurring principal payments due on our borrowings in the next twelve months. We expect to exercise our one-year extension option on the $25.0 million Woodbury Mews loan that matures in the third quarter of 2015. We expect to fund stockholder distributions from cash on hand and from the excess cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

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

Our calculations of FFO and MFFO for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended
	March 31,
	2015	2014
Net loss attributable to common stockholders	$(2,674,000)	$(610,000)
Adjustments:
Real estate depreciation and amortization	4,455,000	2,920,000
Joint venture depreciation and amortization	164,000	144,000
Funds from operations (FFO)	1,945,000	2,454,000
Adjustments:
Straight-line rent and above/below market lease amortization	(209,000)	(132,000)
Real estate acquisition costs	582,000	34,000
Modified funds from operations (MFFO)	2,318,000	2,356,000

Weighted average shares	11,478,707	12,611,127

FFO per weighted average shares	$0.17	$0.19
MFFO per weighted average shares	$0.20	$0.19

Distributions Available to Common Stockholders

Beginning in December 2012, our board of directors declared distributions for daily record dates occurring in the first quarter of 2013 in an amount per share that, if declared and paid each day for a 365 -day period, would equate to an annualized rate of $0.475 per share (4.75% based on share price of $10.00). Beginning April 1, 2013, our board of directors declared distributions for daily record dates occurring after April 1, 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on a share price of $10.00).

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

	Distributions Declared (1)			Distributions	Cash Flows from
Period	Cash	Reinvested	Total	Paid	Operations	Net Loss
First quarter 2014	$1,486,000	$69,000	$1,555,000	$1,528,000	$3,652,000	$(91,000)
First quarter 2015	1,330,000	85,000	1,415,000	1,355,000	3,348,000	(735,000)

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the three months ended March 31, 2015, we declared distributions, including distributions reinvested, aggregating approximately $1.4 million to our stockholders. The distributions declared in the first quarter of 2015 to be reinvested in the Company’s common stock resulted in 7,296 shares of common stock being issued in April 2015. FFO for the three months ended March 31, 2015 was approximately $1.9 million and cash flow from operations was approximately $3.3 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2015, we had approximately $139.1 million of variable rate debt, the majority of which is at a rate tied to the one-Month LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.4 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on January 22, 2015 and April 1, 2015.

(c)	During the quarter ended March 31, 2015, none of our shares were repurchased by us.

Item 6.	Exhibits

Ex.	Description
3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 as amended by Amendment no. 1 to the Second Amended and Restated Bylaws of the Registrant, effective as of March 20, 2015 (incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2014).
3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.7	First Amendment dated December 22, 2014 to the Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).
4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007).
4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).
10.1	Letter Agreement dated January 16, 2015 by and among the Registrant, Sentio Healthcare Properties OP, L.P., and Sentinel RE Investment Holdings LP (filed herewith).
10.2	Letter Agreement dated March 26, 2015 by and among the Registrant, Sentio Healthcare Properties OP, L.P., and Sentinel RE Investment Holdings LP (filed herewith).
10.3	Amendment no. 3 dated February 24, 2015 to the Transition to Internal Management Agreement, dated February 10, 2013, by and among the Registrant, Sentio Healthcare Properties OP, L.P., Sentinel RE Investment Holdings LP and Sentio Investments, LLC (filed herewith).
10.4	Construction Loan Agreement dated January 15, 2015 between Sentio Georgetown, LLC, Sentio Georgetown TRS, LLC, and Westminster-LCS Georgetown LLC (filed herewith).
10.5	Promissory Note A dated January 15, 2015 by Westminster-LCS Georgetown LLC for the benefit of Sentio Georgetown, LLC (filed herewith).
10.6	Promissory Note B dated January 15, 2015 by Westminster-LCS Georgetown LLC for the benefit of Sentio Georgetown TRS, LLC (filed herewith).
10.7	Guaranty of Completion and Non-Recourse Carve-Outs dated January 15, 2015 by Life Care Companies LLC for the benefit of Sentio Georgetown, LLC, and Sentio Georgetown TRS, LLC (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2015.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

