Form 10-Q
period 2015-06-30
Sentio Healthcare Properties Inc
filed 2015-08-11
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 6, 2015, there were 11,495,216 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

  SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,493,000	$35,564,000
Investments in real estate:
Land	47,820,000	42,266,000
Buildings and improvements, net	379,946,000	306,788,000
Furniture, fixtures and vehicles, net	12,630,000	8,987,000
Construction in progress	16,556,000	-
Intangible lease assets, net	9,413,000	11,028,000
	466,365,000	369,069,000
Real estate note receivable	2,783,000	-
Deferred financing costs, net	3,793,000	3,338,000
Investment in unconsolidated entities	1,183,000	5,146,000
Tenant and other receivables, net	5,384,000	4,037,000
Deferred costs and other assets	6,114,000	5,554,000
Restricted cash	6,141,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$522,221,000	$433,834,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$333,459,000	$276,476,000
Accounts payable and accrued liabilities	21,937,000	10,178,000
Prepaid rent and security deposits	4,991,000	3,029,000
Distributions payable	1,432,000	1,446,000
Total liabilities	361,819,000	291,129,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,487,916 and 11,472,765 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	115,000	115,000
Additional paid-in capital	64,121,000	66,792,000
Accumulated deficit	(25,128,000)	(18,714,000)
Total stockholders' equity	39,108,000	48,193,000
Noncontrolling interests:
Series B preferred OP units	116,581,000	91,088,000
Other noncontrolling interest	4,713,000	3,424,000
Total equity	160,402,000	142,705,000
Total liabilities and equity	$522,221,000	$433,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$19,967,000	$12,175,000	$37,397,000	$23,202,000
Resident fees and services	7,793,000	6,939,000	15,458,000	14,207,000
Tenant reimbursements and other income	898,000	378,000	1,427,000	718,000
	28,658,000	19,492,000	54,282,000	38,127,000
Expenses:
Property operating and maintenance	18,353,000	12,404,000	34,836,000	24,530,000
General and administrative	988,000	421,000	1,703,000	966,000
Asset management fees	1,554,000	984,000	2,914,000	1,941,000
Real estate acquisition costs	769,000	311,000	1,350,000	346,000
Depreciation and amortization	5,521,000	3,191,000	9,976,000	6,111,000
	27,185,000	17,311,000	50,779,000	33,894,000
Income from operations	1,473,000	2,181,000	3,503,000	4,233,000

Other expense:
Interest expense, net	3,522,000	2,394,000	6,687,000	4,603,000
Change in fair value of contingent consideration	600,000	-	600,000	-
Equity in loss from unconsolidated entities	45,000	115,000	173,000	200,000
Net loss before income taxes	(2,694,000)	(328,000)	(3,957,000)	(570,000)
Income tax benefit	(1,196,000)	(161,000)	(1,725,000)	(311,000)
Net loss	(1,498,000)	(167,000)	(2,232,000)	(259,000)
Preferred return to Series B preferred OP units	2,147,000	482,000	3,948,000	843,000
Net income attributable to other noncontrolling interests	96,000	156,000	234,000	312,000
Net loss attributable to common stockholders	$(3,741,000)	$(805,000)	$(6,414,000)	$(1,414,000)

Basic and diluted weighted average number of common shares	11,486,143	12,487,384	11,481,112	12,575,560
Basic and diluted net loss per common share attributable to common stockholders	$(0.33)	$(0.06)	$(0.56)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2014	1,000	$-	11,472,765	$115,000	$66,792,000	$(18,714,000)	$48,193,000	$94,512,000	$142,705,000
Issuance of Common Stock			15,151		176,000		176,000		176,000
Issuance of Series B preferred OP Units, net							-	26,468,000	26,468,000
Noncontrolling Interest Contribution							-	1,498,000	1,498,000
Distributions					(2,847,000)		(2,847,000)	(5,366,000)	(8,213,000)
Net (loss) income						(6,414,000)	(6,414,000)	4,182,000	(2,232,000)
BALANCE - June 30, 2015	1,000	$-	11,487,916	$115,000	$64,121,000	$(25,128,000)	$39,108,000	$121,294,000	$160,402,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,232,000)	$(259,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	404,000	280,000
Depreciation and amortization	9,976,000	6,111,000
Straight-line rent and above/below market lease amortization	(434,000)	(258,000)
Amortization of loan discount/premium	(31,000)	(33,000)
Change in fair value of contingent consideration	600,000	-
Equity in loss from unconsolidated entities	173,000	200,000
Bad debt expense	80,000	173,000
Deferred tax benefit	(869,000)	(582,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(940,000)	(34,000)
Deferred costs and other assets	(251,000)	(201,000)
Restricted cash	-	229,000
Prepaid rent and tenant security deposits	1,087,000	986,000
Accounts payable and accrued expenses	154,000	(108,000)
Net cash provided by operating activities	7,717,000	6,504,000
Cash flows from investing activities:
Real estate acquisitions	(69,311,000)	(5,364,000)
Additions to real estate	(1,266,000)	(770,000)
Construction in progress	(2,029,000)	-
Real estate note receivable	(2,783,000)	-
Purchase of an interest in an unconsolidated entity	-	(1,161,000)
Restricted cash	(194,000)	(184,000)
Acquisition deposits	-	(419,000)
Distributions from unconsolidated entities	114,000	522,000
Net cash used in investing activities	(75,469,000)	(7,376,000)
Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	26,612,000	14,025,000
Redeemed shares	-	(10,599,000)
Proceeds from notes payable	40,195,000	-
Repayment of notes payable	(1,531,000)	(1,412,000)
Offering costs	-	(129,000)
Deferred financing costs	(492,000)	(235,000)
Distributions paid to Series B preferred OP units and other noncontrolling interests	(5,366,000)	(1,484,000)
Distributions paid to stockholders	(2,685,000)	(3,014,000)
Restricted cash	(52,000)	-
Net cash provided by (used in) financing activities	56,681,000	(2,848,000)
Net decrease in cash and cash equivalents	(11,071,000)	(3,720,000)
Cash and cash equivalents - beginning of year	35,564,000	21,792,000
Cash and cash equivalents - end of year	$24,493,000	$18,072,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,072,000	$4,382,000
Cash paid for income taxes	$137,000	$403,000

Supplemental disclosure of non-cash financing and investing activities:
Note payable assumed in connection with a real estate acquisition	$18,350,000	$6,314,000
Equity contribution by noncontrolling interest	$1,498,000	$293,000
Consolidation of a previously held investment in an unconsolidated entity	$3,493,000	$-
Distributions declared not paid	$1,347,000	$1,452,000
Distributions reinvested	$6,000	$27,000
Accrued preferred stock offering costs	$144,000	$156,000
Accrued tender offer costs	$-	$168,000
Accrued additions to real estate	$57,000	$129,000
Accrued deferred acquisition costs	$-	$144,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of June 30, 2015, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 11), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 11), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of June 30, 2015, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Because we are the sole general partner and a limited partner of our operating partnership and have control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the guidance for the consolidation of variable interest entities (“VIEs”), we analyze our variable interests, including investments in partnerships and joint ventures, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews, based on our review of the design of the entity, its organizational structure including decision-making ability, risk and reward sharing experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions and financial agreements. We also use quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2014 Annual Report on Form 10-K, as filed with the SEC.

Construction in Progress

The Company records construction in progress at cost, including acquisition fees and closing costs incurred. The cost of the construction in progress includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Interest and loan costs attributable to funds used to finance construction in progress are capitalized as additional costs of development.

Reclassifications

Reclassifications have been made to the prior year’s combined condensed consolidated financial statements to conform to current year’s presentation. The Company had previously recorded income tax benefit as a component of general and administrative expenses. As of June 30, 2015, income tax benefit has been reclassified and is separately presented in the condensed consolidated statement of operations. The reclassification has no impact on net loss.

3. Acquisitions

Sumter Grand

On February 6, 2015, through a wholly owned subsidiary, we acquired real estate property (“Sumter Grand”) from an unaffiliated third party, for a purchase price of $31.5 million. Sumter Grand, which opened in December 2014, is a 150-unit independent living facility located in The Villages, Florida. We funded the purchase of Sumter Grand with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment, as described in Note 11, on December 30, 2014 and with proceeds from a mortgage loan from KeyBank National Association, Inc. (“KeyBank”), an unaffiliated lender, as described in Note 10.

Gables of Kentridge

On April 1, 2015, through wholly owned subsidiaries, we acquired real estate property (“Gables of Kentridge”) from Kentridge at Golden Pond, LTD and Great-Kent, LLC (collectively, the “Sellers”), neither of which are affiliated with us or our Advisor, for a purchase price of $15.4 million. Gables of Kentridge is located in Kent, Ohio and has a total of 92 beds in 91 units, which are dedicated to both assisted living and memory care. Prior to the completion of this transaction, Gables of Kentridge was operated by Gables Management Company, Inc. (“Gables Management”). We have retained Gables Management on a fee basis to operate Gables of Kentridge, which currently manages the Gables of Hudson property we acquired in 2014. We funded the purchase of Gables of Kentridge with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment, as described in Note 11, and an assumption of HUD debt in the amount of $9.1 million ($9.0 million, net of discount), as described in Note 10.

Armbrook Village

On April 6, 2015, through wholly owned subsidiaries, we acquired a 95% interest in a joint venture entity that owns Armbrook Village for an initial purchase price of $30.0 million, with additional proceeds, of up to $3.6 million payable to the seller if certain net operating income thresholds are met, for a maximum purchase price of $33.6 million. We funded the purchase of our interest in Armbrook Village with proceeds from the sale of Series B Preferred Units to the Investor, as described in Note 11, and with proceeds from a mortgage loan from M&J Bank, an unaffiliated lender, as described in Note 10. Armbrook Village, which opened in April 2013, is a senior living community that consists of 46 independent living units, 51 assisted living units, and 21 memory care units located in Westfield, Massachusetts. Senior Living Residences, LLC and its affiliates (collectively, “SLR”), which is not affiliated with us, is our joint venture partner. Prior to the completion of this transaction, Armbrook Village was operated by SLR and owned by a local Westfield commercial developer, which is not affiliated with us. SLR currently manages Standish Village and Compass on the Bay.

Parkway

In October 2014, we invested approximately $3.5 million to acquire a 65% interest in a joint venture entity that was formed to develop The Parkway, in Blue Springs, Missouri. We funded our investment in the joint venture from available cash. The Parkway, a 142-unit, senior housing facility will offer a continuum of care including independent living, assisted living, and memory care. O’Reilly Development Company (“ODC”), which is not affiliated with us, invested approximately $1.5 million for a 32.5% interest in the joint venture entity. ODC is the developer and our joint venture partner in the $22.4 million project. The Company’s initial investment of $3.5 million was accounted for as an equity method investment because the Company was deemed to have limited control or direction of the activities that most significantly impact the entity’s performance during the development phase. As of June 30, 2015, certain construction risks assumed by ODC, have been significantly mitigated due to the execution of the development phase and initial lease up of the project. Therefore, as of June 30, 2015, the Company determined it is the primary beneficiary and holds a controlling financial interest due to its power to direct the activities that most significantly impact the economic performance of the project, as well as its obligation to absorb the losses and its right to receive benefits from the project that could potentially be significant in nature. The Parkway’s expected opening date of the independent living portion of the property is August 2015. As of June 30, 2015, we have consolidated our interest in The Parkway and as a result recorded approximately $14.5 million in construction in progress and a $9.3 million construction loan in the accompanying condensed consolidated balance sheet and the remaining development budget is approximately $7.9 million. The remaining development budget will be funded by future draws of the construction loan (see Note 10).

Golden

In April 2015, we closed on a commitment to fund the development of a 120 bed, 112,500 square foot transitional care skilled nursing facility in Golden, Colorado for a total budget of approximately $18.5 million. The project will be net leased to a joint venture between StoneGate Senior Living, LLC and Panorama Orthopedics, one of the largest independent orthopedics physicians groups in the west Denver area. The project is expected to be complete in May 2016. The Company intends to fund the development with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment (as described in Note 11) on May 1, 2015 and with proceeds from a development loan from Synovus Bank, an unaffiliated lender. As of June 30, 2015, the Company has funded approximately $4.0 million from equity to close the purchase of the land for $2.0 million and recorded construction in progress costs of $2.0 million. As of June 30, 2015, the remaining development budget is approximately $14.5 million.

The following summary provides the allocation of the acquired assets and liabilities as of the acquisition dates. We have accounted for the acquisitions of Sumter Grand, the Gables of Kentridge and Armbrook Village as business combinations under GAAP. Under business combination accounting, the assets and liabilities of the acquired property were recorded at its respective fair value as of the acquisition date and consolidated in our financial statements. The details of the purchase price of the acquired properties are set forth below:

	Armbrook Village	Gables of Kentridge	Sumter Grand
Land	$2,782,000	$640,000	$-
Buildings and improvements	27,864,000	12,939,000	37,295,000
Furniture, fixtures and vehicles	1,401,000	870,000	1,580,000
Intangible assets	1,098,000	921,000	-
Intangible liability (1)	-	-	(516,000)
Contingent liability (2)	(3,145,000)	-	(6,859,000)
Real estate acquisition	$30,000,000	$15,370,000	$31,500,000
Acquisition expenses	$485,000	$256,000	$428,000

(1)	This balance represents the Company’s fair value estimate of the above market ground lease associated with the land in the Sumter Grand acquisition and is recorded in accounts payable and accrued liabilities.

(2)	This balance represents the Company’s fair value estimate of contingent liabilities the sellers of Armbrook Village and Sumter Grand are entitled to based on a net operating income threshold and is recorded in accounts payable and accrued liabilities. The contingent liabilities will expire if not achieved.

The following unaudited pro forma information for the six month periods ended June 30, 2015 and 2014 have been prepared to reflect the incremental effect of the Gables of Kentridge and Armbrook Village acquisitions as if such acquisitions had occurred on January 1, 2014. Sumter Grand opened in December 2014, therefore the Company has excluded this acquisition from the pro forma financial statements. We have not adjusted the pro forma information for any items that may be directly attributable to the business combination or are non-recurring in nature.

	Period ended June 30, 2015	Period ended June 30, 2014
Revenues	$56,796,000	$42,298,000
Net loss	$(6,068,000)	$(1,497,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.53)	$(0.12)

The Company recorded revenues of $1.6 million and a net loss of $1.0 million for the six month period ended June 30, 2015 for the Sumter Grand acquisition.

The Company recorded revenues of $1.1 million and a net loss of $0.5 million for the six month period ended June 30, 2015 for the Gables of Kentridge acquisition.

The Company recorded revenues of $1.3 million and a net loss of $0.8 million for the six month period ended June 30, 2015 for the Armbrook Village acquisition.

4. Real Estate Note Receivable

On January 16, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for the development of The Delaney at Georgetown Village located in Georgetown, Texas (the “Georgetown Loan”). The borrower, Westminster-LCS Georgetown LLC, is not affiliated with the Company or the Advisor. The borrower, a joint venture between Life Care Companies, LLC (“LCS”) and a fund sponsored by Westminster Capital (“Westminster”), will use the proceeds of the Georgetown Loan to develop a senior living facility with 207 units including independent living, assisted living and memory care. On January 14, 2015, the Company closed a put exercise to fund the Georgetown Loan with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment (as described in Note 11).

The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. At the maturity date, all unpaid principal, plus accrued and unpaid interest shall be due in full. Advances will be made periodically during the construction period to cover documented hard and soft costs of construction and interest, commencing after the borrower has expended its required equity contribution, and subject to customary construction draw conditions. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair value upon stabilization or 48 months. Fair value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

Upon funding of the Georgetown Loan, interest income on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. As of June 30, 2015, the borrower has made draws totaling $2.8 million, and the remaining commitment from the Company is approximately $39.1 million.

5. Investments in Real Estate

As of June 30, 2015, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Intangible Lease Assets
Cost	$47,820,000	$406,522,000	$17,697,000	$28,712,000
Accumulated depreciation and amortization	-	(26,576,000)	(5,067,000)	(19,299,000)
Net	$47,820,000	$379,946,000	$12,630,000	$9,413,000

As of December 31, 2014, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Intangible Lease Assets
Cost	$42,266,000	$327,858,000	$13,125,000	$26,752,000
Accumulated depreciation and amortization	-	(21,070,000)	(4,138,000)	(15,724,000)
Net	$42,266,000	$306,788,000	$8,987,000	$11,028,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended June 30, 2015 and 2014 was approximately $3.4 million and $1.9 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the six months ended June 30, 2015 and 2014 was approximately $6.4 million and $3.8 million, respectively.

Amortization associated with intangible assets for the three months ended June 30, 2015 and 2014 was $2.1 million and $1.3 million, respectively. Amortization associated with intangible assets for the six months ended June 30, 2015 and 2014 was $3.6 million and $2.3 million, respectively.

Estimated amortization for July 1, 2015 through December 31, 2015 and each of the subsequent years is as follows:

Intangible Assets
July 1,2015 - December 31, 2015	2,872,000
2016	556,000
2017	555,000
2018	543,000
2019	461,000
2020 and thereafter	4,426,000

The estimated useful lives for intangible assets range from approximately one to 22 years. As of June 30, 2015, the weighted-average amortization period for intangible assets was 12 years.

6. Investments in Unconsolidated Entities

As of June 30, 2015, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$98,000	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	1,085,000	25.0%
			$1,183,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	June 30,	December 31,
	2015 (2)	2014 (1)(2)
Cash and cash equivalents	$188,000	$48,000
Investments in real estate, net	24,783,000	27,737,000
Other assets	817,000	769,000
Total assets	$25,788,000	$28,554,000

Notes payable	$21,753,000	$17,444,000
Accounts payable and accrued liabilities	242,000	1,676,000
Other liabilities	311,000	68,000
Total stockholders’ equity	3,482,000	9,366,000
Total liabilities and equity	$25,788,000	$28,554,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Total revenues	$560,000	$393,000	$988,000	$790,000
Net loss	$(179,000)	$(160,000)	$(423,000)	$(273,000)
Company’s equity in loss from unconsolidated entities	$45,000	$115,000	$173,000	$200,000

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted living community. Buffalo Crossings was accounted for under the equity method of accounting beginning with the first quarter of 2014.

(2)	As of December 31, 2014, the Company’s initial investment of $3.5 million in The Parkway was accounted for as an equity method investment. As of June 30, 2015, the Company began consolidating The Parkway and as a result, it is no longer accounted for under the equity method of accounting. See Note 3.

7. Income Taxes

For federal income tax purposes, we have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. Generally, to qualify as a REIT, we cannot directly operate assisted-living facilities. However, such facilities may generally be operated by a taxable REIT subsidiary (“TRS”) pursuant to a lease with the Company. Therefore, we have formed Master HC TRS, LLC (“Master TRS”), a wholly owned subsidiary of HC Operating Partnership, LP, to lease any assisted-living properties we acquire and to operate the assisted-living properties pursuant to contracts with unaffiliated management companies. Master TRS and the Company have made the applicable election for Master TRS to qualify as a TRS. Under the management contracts, the management companies have direct control of the daily operations of these assisted-living properties.

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

The Master TRS recognized a $1.2 million benefit and a $0.2 million benefit for Federal and State income taxes in the three months ended June 30, 2015 and 2014, respectively, and a $1.7 million benefit and a $0.3 million benefit for Federal and State income taxes in the six months ended June 30, 2015 and 2014, respectively. Net deferred tax assets related to the TRS entities totaled approximately $3.6 million at June 30, 2015 and $2.5 million at December 31, 2014, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2015, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to cover the additional future expenses resulting from these book tax differences.

8. Segment Reporting

As of June 30, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net loss for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,2015				Three Months Ended June 30 ,2014
	Senior living operations	Triple- net leased properties	Medical office building	Consolidated	Senior living operations	Triple- net leased properties	Medical office building	Consolidated

Rental revenue	$17,423,000	$2,328,000	$216,000	$19,967,000	$10,653,000	$1,309,000	$213,000	$12,175,000
Resident services and fee income	7,780,000	-	13,000	7,793,000	6,939,000	-	-	6,939,000
Tenant reimbursements and other income	535,000	298,000	65,000	898,000	94,000	208,000	76,000	378,000
	25,738,000	2,626,000	294,000	28,658,000	17,686,000	1,517,000	289,000	19,492,000
Property operating and maintenance expenses	17,953,000	318,000	82,000	18,353,000	12,115,000	219,000	70,000	12,404,000
Net operating income	$7,785,000	$2,308,000	$212,000	$10,305,000	$5,571,000	$1,298,000	$219,000	$7,088,000
General and administrative				988,000				421,000
Asset management fees and expenses				1,554,000				984,000
Real estate acquisition costs				769,000				311,000
Depreciation and amortization				5,521,000				3,191,000
Interest expense, net				3,522,000				2,394,000
Change in fair value of contingent consideration				600,000				-
Equity in loss from unconsolidated entities				45,000				115,000
Income tax benefit				(1,196,000)				(161,000)
Net loss				$(1,498,000)				$(167,000)

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Senior living operations	Triple- net leased properties	Medical office building	Consolidated	Senior living operations	Triple- net leased properties	Medical office building	Consolidated

Rental revenue	$32,308,000	$4,657,000	$432,000	$37,397,000	$20,157,000	$2,618,000	$427,000	$23,202,000
Resident services and fee income	15,445,000	-	13,000	15,458,000	14,207,000	-	-	14,207,000
Tenant reimbursements and other income	668,000	616,000	143,000	1,427,000	193,000	372,000	153,000	718,000
	48,421,000	5,273,000	588,000	54,282,000	34,557,000	2,990,000	580,000	38,127,000
Property operating and maintenance expenses	34,072,000	602,000	162,000	34,836,000	23,944,000	438,000	148,000	24,530,000
Net operating income	$14,349,000	$4,671,000	$426,000	$19,446,000	$10,613,000	$2,552,000	$432,000	$13,597,000
General and administrative				1,703,000				966,000
Asset management fees and expenses				2,914,000				1,941,000
Real estate acquisition costs				1,350,000				346,000
Depreciation and amortization				9,976,000				6,111,000
Interest expense, net				6,687,000				4,603,000
Change in fair value of contingent consideration				600,000				-
Equity in loss from unconsolidated entities				173,000				200,000
Income tax benefit				(1,725,000)				(311,000)
Net loss				$(2,232,000)				$(259,000)

The following table reconciles the segment activity to consolidated financial position as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Assets
Investment in real estate:
Senior living operations	$373,539,000	$278,880,000
Triple-net leased properties	85,443,000	82,648,000
Medical office building	7,383,000	7,541,000
Total reportable segments	$466,365,000	$369,069,000
Reconciliation to consolidated assets:
Cash and cash equivalents	24,493,000	35,564,000
Real estate note receivable	2,783,000	-
Deferred financing costs, net	3,793,000	3,338,000
Investment in unconsolidated entities	1,183,000	5,146,000
Tenant and other receivables, net	5,384,000	4,037,000
Deferred costs and other assets	6,114,000	5,554,000
Restricted cash	6,141,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$522,221,000	$433,834,000

As of June 30, 2015 and December 31, 2014, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company has not recorded any impairment charges for goodwill.

9. Fair Value Measurements

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

Our balance sheets include the following financial instruments: cash and cash equivalents, real estate note receivable, tenant and other receivables, restricted cash, security deposits, accounts payable and accrued liabilities, distributions payable, and notes payable. With the exception of notes payable and our contingent consideration discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

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

As of June 30, 2015, the estimated fair value of the contingent consideration related to the Sumter Grand, Gables of Hudson, and Armbrook acquisitions is $12.3 million, which represents a change in fair value of $0.6 million for the three and six month periods ended June 30, 2015, respectively. The liabilities are included in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets.

The fair value of the contingent consideration based on significant inputs which are not observable to the market and as a result are classified in Level 3 of the fair value hierarchy. The fair value is derived by making assumptions on the timing of the lease up process based on actual performance as compared to internal underwriting models and applying a discount rate in the range of 9.0% to 10.0% to the actual liabilities to obtain a present value.

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $332.9 million and $275.8 million, compared to the carrying values of $333.5 million ($333.5 million, net of discount) and $276.4 million ($276.5 million, net of premium) at June 30, 2015 and December 31, 2014, respectively.

There were no transfers between Level 1 or 2 during the three and six months ended June 30, 2015.

10. Notes Payable

Notes payable were $333.5 million ($333.5 million, net of discount) and $276.4 million ($276.5 million, net of premium) as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.39% to 6.43% per annum and a weighted average effective interest rate of 3.98% per annum. As of June 30, 2015, notes payable consisted of $173.5 million of fixed rate debt, or approximately 52% of notes payable, at a weighted average interest rate of 4.81% per annum and $160.0 million of variable rate debt, or approximately 48% of notes payable, at a weighted average interest rate of 3.08% per annum. As of December 31, 2014, we had $156.4 million of fixed rate debt, or 57% of notes payable, at a weighted average interest rate of 4.89% per annum and $120 million of variable rate debt, or 43% of notes payable, at a weighted average interest rate of 3.15% per annum.

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

On April 1, 2015, in connection with the acquisition of the Gables of Kentridge in Kent, Ohio, the Company assumed a note payable in the amount of approximately $9.1 million ($9.0 million, net of discount) at a fixed interest rate of 4.41% and a 35-year term. This note payable is secured by the underlying real estate.

On April 6, 2015, in connection with the acquisition of Armbrook Village in Westfield, Massachusetts, we entered into a loan agreement with M&T Bank, an unaffiliated lender, with an outstanding principal balance of approximately $21.0 million, with a maturity date of May 1, 2020. Loan payments are interest only for the first two years at a floating interest rate of one month LIBOR plus 2.20% subject to increase in certain circumstances. Thereafter, loan payments include principal amortization based on a 28-year amortization schedule at per annum interest rate of 6.00%.

On June 30, 2015, the Company began to consolidate a 65% interest in a joint venture entity Blue Springs Senior Community, LLC (“The Parkway JV”) that has been developing The Parkway Senior Living Community. The Parkway JV entered into a secured construction loan agreement with Springfield First Community Bank, an unaffiliated lender, in the amount of up to $17.3 million in connection with the development of The Parkway in Blue Springs, Missouri. The construction loan has a term of five years with a fixed interest rate of 3.90%. Loan payments are interest only for the first two years. Loan payments for the remaining three years will be principal and interest of the lesser of a fixed amount or accrued interest plus principal payments based on a 20-year amortization of the amount fully advanced. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty. As of June 30, 2015 a total of $9.3 million was drawn on the construction loan.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2015, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for July 1, 2015 to December 31, 2015 and each of the subsequent years is as follows:

Year	Principal Amount
July 1, 2015 to December 31, 2015	$26,066,000
2016	2,900,000
2017	99,482,000
2018	28,479,000
2019	67,608,000
2020 and thereafter	108,973,000
$333,508,000
Less: discount	(49,000)
$333,459,000

Interest Expense and Deferred Financing Cost

For the three months ended June 30, 2015 and 2014, the Company incurred interest expense, including amortization of deferred financing costs of $3.5 million and $2.4 million, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred interest expense, including amortization of deferred financing costs of $6.7 million and $4.6 million, respectively. As of June 30, 2015 and December 31, 2014, the Company’s net deferred financing costs were approximately $3.8 million and $3.3 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2015 and December 31, 2014, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining up to a $158.7 million of equity funding to be used to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of Senior Cumulative Preferred Stock Series C (the “Series C Preferred stock”) in the Company and Series B Preferred Units in the Operating Partnership.

As of June 30, 2015 and December 31, 2014 we had issued 1,000 and 1,000 shares of Series C Preferred Stock and 1,586,000 and 946,560 Series B Preferred Units to the Investor for gross proceeds of $158.7 million and $94.8 million, respectively. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 and 9,446,707 shares of the Company’s common stock, respectively.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three and six months ended June 30, 2015, the Company paid distributions on the Series B Preferred Units in the amount of $2.1 million and $4.9 million, respectively.

At June 30, 2015, no securities remain issuable under the Purchase Agreement.

Distributions Available to Common Stockholders

The following are the distributions declared during the six months ended June 30, 2015 and 2014:

	Distributions Declared (1)			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2014	$1,486,000	$69,000	$1,555,000	$3,652,000
Second quarter 2014	1,452,000	88,000	1,540,000	2,852,000

First quarter 2015	$1,330,000	$85,000	$1,415,000	$3,348,000
Second quarter 2015	1,347,000	85,000	1,432,000	4,369,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to least 90% of our net ordinary taxable income.

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

12. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of June 30, 2015 there were 1,586,000 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

13. Related Party Transactions

Advisory Relationship with the Advisor

We are party to an Advisory Agreement with the Advisor, which became effective on January 1, 2012 for a one-year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1, 2013, 2014, and 2015, however, certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

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

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset Management Fees	$1,554,000	$984,000	$2,914,000	$1,941,000

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

For the four fiscal quarters ended June 30, 2015, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represents, in the aggregate, approximately 57.9% of the outstanding shares of common stock as of June 30, 2015. At June 30, 2015, no securities remain issuable under the Purchase Agreement.

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

Refer to Note 3 “Acquisitions” and Note 4 “Real Estate Note Receivable” for additional information on the remaining commitment to develop projects and our real estate note receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

Our business has been managed by an external advisor since the commencement of our initial public offering in June 2008. Since January 1, 2012, our Advisor has managed our business pursuant to the Advisory Agreement. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf under the terms of the Advisory Agreement. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders. Under the terms of the Advisory Agreement, our Advisor will use commercially reasonable efforts to present to us investment opportunities and to provide a continuing and suitable investment program consistent with the investment policies and objectives adopted by our board of directors.

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with the Investor for the purpose of obtaining up to a $158.7 million of equity funding to be used to finance investment opportunities (such investments and the related agreements are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of June 30, 2015, the KKR Equity Commitment was fully committed.

As of June 30, 2015, we had issued and outstanding 11,487,916 shares of common stock, and 1,000 shares of Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of June 30, 2015 the Operating Partnership had issued and outstanding 11,487,916 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”).

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The DRIP offering shares were initially offered at a purchase price of $10.02 per share, which was 100% of the then-current estimated per-share value of our common stock.  The DRIP offering shares are currently offered at a purchase price of $11.63 per share, which is our most recent estimated per-share value of common stock as of February 28, 2014.

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

Results of Operations

As of June 30, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of June 30, 2015, we owned or had joint venture interests in 33 properties. These properties included 23 assisted-living facilities and two independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, two development stage assisted living facilities, and one medical office building held as an unconsolidated entity. As of June 30, 2014, we owned or had joint venture interests in 24 properties. These properties included 17 assisted-living facilities and one independent-living facility, which comprised our senior housing segment, one medical office building, which comprised our MOB segment, three operating healthcare facilities, which comprised our triple-net leased segment, one development stage assisted-living facility, and one medical office building held in unconsolidated entity. Compass on the Bay was acquired in the second quarter of 2014, St. Andrews Village was acquired in the third quarter of 2014, and Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson, and Sumter Place were acquired in the fourth quarter of 2014. Sumter Grand was acquired in the first quarter of 2015, and Gables of Kentridge and Armbrook Village were acquired in the second quarter of 2015. The results of our operations for the three and six months ended June 30, 2015 and 2014 vary accordingly.

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$7,785,000	$5,571,000	$2,214,000	40%
Triple-net leased properties	2,308,000	1,298,000	1,010,000	78%
Medical office building	212,000	219,000	(7,000)	(3)%
Total portfolio net operating income	$10,305,000	$7,088,000	$3,217,000	45%

Reconciliation to net loss:
Net operating income, as defined (1)	$10,305,000	$7,088,000	$3,217,000	45%
Other (income) expense:
General and administrative	988,000	421,000	567,000	135%
Asset management fees and expenses	1,554,000	984,000	570,000	58%
Real estate acquisition costs	769,000	311,000	458,000	147%
Depreciation and amortization	5,521,000	3,191,000	2,330,000	73%
Interest expense, net	3,522,000	2,394,000	1,128,000	47%
Change in fair value of contingent consideration	600,000	-	600,000	100%
Equity in loss from unconsolidated entities	45,000	115,000	(70,000)	(61)%
Income tax benefit	(1,196,000)	(161,000)	(1,035,000)	643%
Net loss	$(1,498,000)	$(167,000)	$(1,331,000)	797%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2015 increased to $7.8 million from $5.6 million for the three months ended June 30, 2014 primarily as a result of the acquisition of Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson, and Sumter Place in the fourth quarter of 2014, Sumter Grand in the first quarter of 2015, and Gables of Kentridge and Armbrook Village in the second quarter of 2015.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$17,423,000	$10,653,000	$6,770,000	64%
Resident services and fee income	7,780,000	6,939,000	841,000	12%
Tenant reimbursement and other income	535,000	94,000	441,000	469%
Less:
Property operating and maintenance expenses	17,953,000	12,115,000	5,838,000	48%
Total portfolio net operating income	$7,785,000	$5,571,000	$2,214,000	40%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three month period ended June 30, 2015 increased to $2.3 million from $1.3 million for the three months ended June 30, 2014 primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$2,328,000	$1,309,000	$1,019,000	78%
Tenant reimbursement and other income	298,000	208,000	90,000	43%
Less:
Property operating and maintenance expenses	318,000	219,000	99,000	45%
Total portfolio net operating income	$2,308,000	$1,298,000	$1,010,000	78%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three month period ended June 30, 2015 of $0.2 million was comparable to net operating income for the three month period ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Medical Office Buildings — Net operating income
Rental revenue	$216,000	$213,000	$3,000	1%
Resident services and fee income	13,000	-	13,000	100%
Tenant reimbursement and other income	65,000	76,000	(11,000)	(14)%
Less:
Property operating and maintenance expenses	82,000	70,000	12,000	17%
Total portfolio net operating income	$212,000	$219,000	$(7,000)	(3)%

Unallocated (expenses) income

General and administrative expenses increased to $1.0 million for the three months ended June 30, 2015 from $0.4 million for the three months ended June 30, 2014. The increase was primarily due to $0.6 million in costs incurred by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value.

Asset management fees for the three months ended June 30, 2015 increased to $1.6 million from $1.0 million for the three months ended June 30, 2014 as a result of a higher asset base.

Depreciation and amortization for the same periods increased to $5.5 million from $3.2 million as a result of additional depreciation and amortization resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015, which is generally amortized in the first twelve months after closing.

Interest expense, net, for the three months ended June 30, 2015 increased to $3.5 million from $2.4 million for the three months ended June 30, 2014 primarily due to higher debt levels associated with the acquisitions that occurred in the fourth quarter of 2014 and the first and second quarters of 2015.

The Company recognized a loss from unconsolidated entities of $0.0 million for the three months ended June 30, 2015 as compared to a loss of $0.1 million for the three months ended June 30, 2014. The Company’s allocation of loss from unconsolidated entities relates to the operations of Physicians Center MOB and Buffalo Crossings.

During the three months ended June 30, 2015 and 2014, we recognized state and federal income tax benefit of approximately $1.2 million and $0.2 million, respectively, related to our senior living properties consolidated into our Master TRS.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$14,349,000	$10,613,000	$3,736,000	35%
Triple-net leased properties	4,671,000	2,552,000	2,119,000	83%
Medical office building	426,000	432,000	(6,000)	(1)%
Total portfolio net operating income	$19,446,000	$13,597,000	5,849,000	43%

Reconciliation to net loss:
Net operating income, as defined (1)	$19,446,000	$13,597,000	5,849,000	43%
Other (income) expense:
General and administrative	1,703,000	966,000	737,000	76%
Asset management fees and expenses	2,914,000	1,941,000	973,000	50%
Real estate acquisition costs	1,350,000	346,000	1,004,000	290%
Depreciation and amortization	9,976,000	6,111,000	3,865,000	63%
Interest expense, net	6,687,000	4,603,000	2,084,000	45%
Change in fair value of contingent consideration	600,000	-	600,000	100%
Equity in loss from unconsolidated entities	173,000	200,000	(27,000)	(14)%
Income tax benefit	(1,725,000)	(311,000)	(1,414,000)	455%
Net loss	$(2,232,000)	$(259,000)	$(1,973,000)	762%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2015 increased to $14.3 million from $10.6 million for the six months ended June 30, 2014. The increase is primarily due to the acquisition of Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson and Sumter Place in the fourth quarter of 2014 and Sumter Grand, Gables of Kentridge, and Armbrook Village in the first and second quarters of 2015. The increase also reflects charges for higher levels of care at several senior living properties in the portfolio.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$32,308,000	$20,157,000	$12,151,000	60%
Resident services and fee income	15,445,000	14,207,000	1,238,000	9%
Tenant reimbursement and other income	668,000	193,000	475,000	246%
Less:
Property operating and maintenance expenses	34,072,000	23,944,000	10,128,000	42%
Total portfolio net operating income	$14,349,000	$10,613,000	$3,736,000	35%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the six month period ended June 30, 2015 increased to $4.7 million from $2.6 million primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$4,657,000	$2,618,000	$2,039,000	78%
Tenant reimbursement and other income	616,000	372,000	244,000	66%
Less:
Property operating and maintenance expenses	602,000	438,000	164,000	37%
Total portfolio net operating income	$4,671,000	$2,552,000	$2,119,000	83%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the six month period ended June 30, 2015 of $0.4 million is comparable to net operating income for the six months ended June 30, 2014.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Medical Office Buildings — Net operating income
Rental revenue	$432,000	$427,000	$5,000	1%
Resident services and fee income	13,000	-	13,000	100%
Tenant reimbursement and other income	143,000	153,000	(10,000)	(7)%
Less:
Property operating and maintenance expenses	162,000	148,000	14,000	9%
Total portfolio net operating income	$426,000	$432,000	$(6,000)	(1)%

Unallocated (expenses) income

General and administrative expenses increased to $1.7 million for the six months ended June 30, 2015 from $1.0 million for the six months ended June 30, 2014. The increase was primarily due to $0.6 million in costs incurred by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value.

Asset management fees for the six months ended June 30, 2015 increased to $2.9 million from $1.9 million in the six months ended June 30, 2014 as a result of a higher asset base.

Depreciation and amortization for the same periods increased to $10.0 million from $6.1 million, as a result of additional depreciation and amortization resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015, which is generally amortized in the first twelve months after closing.

For the six months ended June 30, 2015, real estate acquisition costs increased to $1.4 million from $0.3 million for the six months ended June 30, 2014, primarily due to costs associated with the acquisition of Sumter Grand, Gables of Kentridge and Armbrook Village.

Interest expense, net, for the six months ended June 30, 2015 increased to $6.7 million from $4.6 million for the six months ended June 30, 2014, primarily due to higher debt levels associated with acquisitions that occurred in the fourth quarter of 2014 and the first and second quarters of 2015.

The Company recognized a loss from unconsolidated entities of $0.2 million for the six months ended June 30, 2015, which was comparable to the loss recognized for six months ended June 30, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Physicians Center MOB and Buffalo Crossings.

During the three months ended June 30, 2015 and 2014, we recognized state and federal income tax benefit of approximately $1.7 million and $0.3 million, respectively, related to our senior living properties consolidated into our Master TRS.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $158.7 million of equity funding to be used to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units of our Operating Partnership. As of June 30, 2015, this commitment was fully committed.

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

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of June 30, 2015, our notes payable were $333.5 million.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2015, we were in compliance with all such covenants and requirements.

As of June 30, 2015 we had approximately $24.5 million in cash and cash equivalents on hand. Our liquidity will increase from refinancings that result in excess loan proceeds and increased cash flows from operations. The Company’s liquidity will decrease if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the six months ended June 30, 2015 and 2014 were $7.7 million and $6.5 million, respectively. The increase in cash flows from operations was primarily due to an increase in operating income of $3.2 million and the timing of cash receipts and payments.

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were $75.5 million and $7.4 million, respectively. The 2015 increase was due primarily to the acquisition of Sumter Grand, Gables of Kentridge and Armbrook Village. Additionally, the Company invested in construction in progress related to the development of a skilled nursing facility in Golden, Colorado as well as a real estate note receivable related to the development of Georgetown.

Cash flows provided by (used in) financing activities for the six months ended June 30, 2015 and 2014 were $56.7 million and ($2.8) million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and proceeds from notes payable in the first and second quarters of 2015. During the six months ended June 30, 2015, the Company received $26.6 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $40.2 million related to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village. These proceeds were offset by the distributions paid to stockholders of $2.7 million and distributions paid to noncontrolling interests of $5.4 million. During the six months ended June 30, 2014, the Company received $14.0 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $0.0 million related to acquisitions. During the six months ended June, 2014, the Company paid distributions to stockholders of $3.0 million and paid distributions to noncontrolling interests of $1.5 million. Additionally, the Company redeemed $10.6 million of its common shares for the six months ended June 30, 2014.

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

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with the accounting principles generally accepted in the United States of America, as defined by GAAP, excluding extraordinary items, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions, as well as dividend sustainability.

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

Our calculations of FFO and MFFO for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(3,741,000)	$(805,000)	$(6,414,000)	$(1,414,000)
Adjustments:
Real estate depreciation and amortization	5,521,000	3,191,000	9,976,000	6,111,000
Joint venture depreciation and amortization	60,000	146,000	224,000	290,000
Funds from operations (FFO)	1,840,000	2,532,000	3,786,000	4,987,000
Adjustments:
Straight-line rent and above/below market lease amortization	(215,000)	(111,000)	(416,000)	(258,000)
Real estate acquisition costs	769,000	311,000	1,350,000	346,000
Change in fair value of contingent consideration	600,000	-	600,000	-
Modified funds from operations (MFFO)	2,994,000	2,732,000	5,320,000	5,075,000

Weighted average shares	11,486,143	12,487,384	11,481,112	12,575,560

FFO per weighted average shares	$0.16	$0.20	$0.33	$0.40
MFFO per weighted average shares	$0.26	$0.22	$0.46	$0.40

Distributions Available to Common Stockholders

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

	Distributions Declared (1)			Distributions	Cash Flow from
Period	Cash	Reinvested	Total	Paid	Operations	Net Loss
First quarter 2014	$1,486,000	$69,000	$1,555,000	$1,528,000	$3,652,000	$(92,000)
Second quarter 2014	1,452,000	88,000	1,540,000	1,486,000	2,852,000	(167,000)
	$2,938,000	$157,000	$3,095,000	$3,014,000	$6,504,000	$(259,000)

First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,355,000	$3,348,000	$(734,000)
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000	(1,498,000)
	$2,677,000	$170,000	$2,847,000	$2,685,000	$7,717,000	$(2,232,000)

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the six months ended June 30, 2015 and 2014, we declared distributions, including distributions reinvested, aggregating approximately $2.8 million and $3.1 million, respectively to our stockholders. The distributions declared in the second quarter of 2015 to be reinvested in the Company’s common stock resulted in 7,300 shares of common stock being issued in July 2015. FFO for the six months ended June 30, 2015 was approximately $3.8 million and cash flow from operations was approximately $7.7 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net loss above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2015, we had approximately $160.0 million of variable rate debt, the majority of which is at a rate tied to the one-month LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.6 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2015.

(c)	During the quarter ended June 30, 2015, none of our shares were repurchased by us.

Item 5. Other Information

Annual Meeting of Stockholders

Our 2015 Annual Meeting of Stockholders will be held on November 5, 2015 at 10:00 a.m. local time at our principal offices located at 189 South Orange Ave., Suite 1700, Orlando, Florida 32801.

In accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2015 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices, no later than August 24, 2015. Under applicable SEC rules, we are not required to include stockholder proposals in our proxy materials unless certain other conditions specified in such rules are also met.

In addition, pursuant to the advance notice provisions in our bylaws, August 24, 2015 is the notification deadline for stockholders who wish to present a proposal for nominations or other business for consideration at the 2015 Annual Meeting, but who do not intend for the proposal to be included in our proxy statement.

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 as amended by Amendment No. 1 to the Second Amendment and Restated Bylaws of the Registrant, effective as of March 20, 2015 (incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2014).

3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.7	First Amendment dated December 22, 2014 to the Second Amendment and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).

4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11 th day of August 2015.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

