Form 10-Q
period 2015-09-30
Sentio Healthcare Properties Inc
filed 2015-11-12
CIK 1378774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015, there were 11,502,617 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,189,000	$35,564,000
Investments in real estate:
Land	47,196,000	42,266,000
Buildings and improvements, net	391,367,000	306,788,000
Furniture, fixtures and vehicles, net	12,690,000	8,987,000
Construction in progress	7,858,000	-
Intangible lease assets, net	7,495,000	11,028,000
	466,606,000	369,069,000
Real estate note receivable	7,732,000	-
Deferred financing costs, net	3,606,000	3,338,000
Investment in unconsolidated entities	1,040,000	5,146,000
Tenant and other receivables, net	5,665,000	4,037,000
Deferred costs and other assets	7,889,000	5,554,000
Restricted cash	6,432,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$532,124,000	$433,834,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$336,139,000	$276,476,000
Accounts payable and accrued liabilities	22,954,000	10,178,000
Prepaid rent and security deposits	5,497,000	3,029,000
Distributions payable	1,449,000	1,446,000
Total liabilities	366,039,000	291,129,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,495,215 and 11,472,765 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	115,000	115,000
Additional paid-in capital	62,739,000	66,792,000
Accumulated deficit	(28,084,000)	(18,714,000)
Total stockholders' equity	34,770,000	48,193,000
Noncontrolling interests:
Series B preferred OP units	126,628,000	91,088,000
Other noncontrolling interest	4,687,000	3,424,000
Total equity	166,085,000	142,705,000
Total liabilities and equity	$532,124,000	$433,834,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$21,053,000	$12,699,000	$58,450,000	$35,901,000
Resident fees and services	7,886,000	7,247,000	23,345,000	21,454,000
Tenant reimbursements and other income	836,000	394,000	2,262,000	1,112,000
	29,775,000	20,340,000	84,057,000	58,467,000
Expenses:
Property operating and maintenance	19,595,000	12,570,000	54,431,000	37,100,000
General and administrative	383,000	444,000	2,086,000	1,249,000
Asset management fees	1,581,000	1,045,000	4,495,000	2,986,000
Real estate acquisition costs	111,000	762,000	1,461,000	1,108,000
Depreciation and amortization	5,459,000	2,785,000	15,434,000	8,896,000
	27,129,000	17,606,000	77,907,000	51,339,000
Income from operations	2,646,000	2,734,000	6,150,000	7,128,000

Other expense:
Interest expense, net	3,571,000	2,535,000	10,258,000	7,138,000
Change in fair value of contingent consideration	402,000	-	1,002,000	-
Equity in loss from unconsolidated entities	86,000	50,000	259,000	249,000
Net (loss) income before income taxes	(1,413,000)	149,000	(5,369,000)	(259,000)
Income tax benefit	(904,000)	(161,000)	(2,629,000)	(311,000)
Net (loss) income	(509,000)	310,000	(2,740,000)	52,000
Preferred return to Series B preferred OP units	2,404,000	749,000	6,353,000	1,592,000
Net income attributable to other noncontrolling interests	43,000	143,000	277,000	455,000
Net loss attributable to common stockholders	$(2,956,000)	$(582,000)	$(9,370,000)	$(1,995,000)

Basic and diluted weighted average number of common shares	11,493,442	11,463,082	11,483,534	12,397,422
Basic and diluted net loss per common share attributable to common stockholders	$(0.26)	$(0.05)	$(0.82)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2014	1,000	$-	11,472,765	$115,000	$66,792,000	$(18,714,000)	$48,193,000	$94,512,000	$142,705,000
Issuance of Common Stock	-	-	22,450	-	261,000	-	261,000	-	261,000
Issuance of Series B preferred OP units, net	-	-	-	-	-	-	-	36,514,000	36,514,000
Offering Costs	-	-	-	-	(18,000)	-	(18,000)	-	(18,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	1,498,000	1,498,000
Distributions	-	-	-	-	(4,296,000)	-	(4,296,000)	(7,839,000)	(12,135,000)
Net (loss) income	-	-	-	-	-	(9,370,000)	(9,370,000)	6,630,000	(2,740,000)
BALANCE - September 30, 2015	1,000	$-	11,495,215	$115,000	$62,739,000	$(28,084,000)	$34,770,000	$131,315,000	$166,085,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,740,000)	$52,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	655,000	421,000
Depreciation and amortization	15,434,000	8,896,000
Straight-line rent and above/below market lease amortization	(638,000)	(442,000)
Amortization of loan discount/premium	(45,000)	(47,000)
Change in fair value of contingent consideration	1,002,000	-
Equity in loss from unconsolidated entities	259,000	249,000
Bad debt expense	140,000	181,000
Deferred tax benefit	(2,132,000)	(676,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,061,000)	(174,000)
Deferred costs and other assets	321,000	132,000
Restricted cash	(299,000)	15,000
Prepaid rent and tenant security deposits	1,593,000	1,556,000
Accounts payable and accrued expenses	743,000	(57,000)
Net cash provided by operating activities	13,232,000	10,106,000
Cash flows from investing activities:
Real estate acquisitions	(69,311,000)	(48,177,000)
Additions to real estate	(2,314,000)	(978,000)
Construction in progress	(6,662,000)	-
Real estate note receivable	(7,732,000)	-
Purchase of an interest in an unconsolidated entity	-	(1,161,000)
Restricted cash	(211,000)	(287,000)
Acquisition deposits	(1,084,000)	(553,000)
Distributions from unconsolidated entities	171,000	561,000
Net cash used in investing activities	(87,143,000)	(50,595,000)
Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	36,650,000	26,604,000
Redeemed shares	-	(10,599,000)
Proceeds from notes payable	43,674,000	39,200,000
Repayment of notes payable	(2,316,000)	(8,241,000)
Offering costs	(18,000)	(289,000)
Deferred financing costs	(556,000)	(853,000)
Distributions paid to Series B preferred OP units and other noncontrolling interests	(7,839,000)	(2,538,000)
Distributions paid to stockholders	(4,032,000)	(4,466,000)
Restricted cash	(27,000)	-
Net cash provided by financing activities	65,536,000	38,818,000
Net decrease in cash and cash equivalents	(8,375,000)	(1,671,000)
Cash and cash equivalents - beginning of year	35,564,000	21,792,000
Cash and cash equivalents - end of year	$27,189,000	$20,121,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,391,000	$6,714,000
Cash paid for income taxes	$154,000	$437,000

Supplemental disclosure of non-cash financing and investing activities:
Note payable assumed in connection with a real estate acquisition	$18,350,000	$6,314,000
Equity contribution by noncontrolling interest	$1,498,000	$293,000
Consolidation of a previously held investment in an unconsolidated entity	$3,493,000	$-
Distributions declared not paid	$1,363,000	$1,354,000
Distributions reinvested	$5,000	$30,000
Accrued preferred stock offering costs	$136,000	$22,000
Accrued additions to real estate	$91,000	$183,000
Accrued deferred acquisition costs	$-	$319,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of September 30, 2015, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 11), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 11), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of September 30, 2015, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2014 Annual Report on Form 10-K, as filed with the SEC.

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

Reclassifications

Reclassifications have been made to the prior year’s combined condensed consolidated financial statements to conform to current year’s presentation. The Company had previously recorded income tax benefit as a component of general and administrative expenses. As of September 30, 2015, income tax benefit has been reclassified and is separately presented in the condensed consolidated statement of operations. The reclassification has no impact on net loss.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity.  The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.  The amendments may be applied using either a modified retrospective or full retrospective approach.  The Company has determined that it will not early adopt this ASU and is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

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

Gables of Kentridge

On April 1, 2015, through wholly owned subsidiaries, we acquired real estate property (“Gables of Kentridge”) from Kentridge at Golden Pond, LTD and Great-Kent, LLC (collectively, the “Sellers”), neither of which are affiliated with us or our Advisor, for a purchase price of $15.4 million. Gables of Kentridge is located in Kent, Ohio and has a total of 92 beds in 91 units, which are dedicated to both assisted living and memory care. Prior to the completion of this transaction, Gables of Kentridge was operated by Gables Management Company, Inc. (“Gables Management”). Gables Management has been retained to sub-manage on a fee basis. Gables Management also manages the Gables of Hudson property we acquired in 2014. We funded the purchase of Gables of Kentridge with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment, as described in Note 11, and an assumption of HUD debt in the amount of $9.1 million ($9.0 million, net of discount), as described in Note 10.

Armbrook Village

On April 6, 2015, through wholly owned subsidiaries, we acquired a 95% interest in a joint venture entity that owns Armbrook Village for an initial purchase price of $30.0 million, with additional proceeds, of up to $3.6 million payable to the seller if certain net operating income thresholds are met, for a maximum purchase price of $33.6 million. We funded the purchase of our interest in Armbrook Village with proceeds from the sale of Series B Preferred Units to the Investor, pursuant to the KKR Equity Commitments, as described in Note 11, and with proceeds from a mortgage loan from M&J Bank, an unaffiliated lender, as described in Note 10. Armbrook Village, which opened in April 2013, is a senior living community that consists of 46 independent living units, 51 assisted living units, and 21 memory care units located in Westfield, Massachusetts. Senior Living Residences, LLC and its affiliates (collectively, “SLR”), which is not affiliated with us, is our joint venture partner. Prior to the completion of this transaction, Armbrook Village was operated by SLR and owned by a local Westfield commercial developer, which is not affiliated with us. SLR also manages Standish Village and Compass on the Bay.

Parkway

In October 2014, we invested approximately $3.5 million to acquire a 65% interest in a joint venture entity that was formed to develop The Parkway, in Blue Springs, Missouri. We funded our investment in the joint venture from available cash. The Parkway, a 142-unit, senior housing facility will offer a continuum of care including independent living, assisted living, and memory care. O’Reilly Development Company (“ODC”), which is not affiliated with us, invested approximately $1.5 million for a 32.5% interest in the joint venture entity. ODC is the developer and our joint venture partner in the $22.4 million project. The Company’s initial investment of $3.5 million was accounted for as an equity method investment because the Company was deemed to have limited control or direction of the activities that most significantly impact the entity’s performance during the development phase. As of June 30, 2015, certain construction risks assumed by ODC have been significantly mitigated due to the execution of the development phase and initial lease up of the project. Therefore, as of June 30, 2015, the Company determined it is the primary beneficiary and holds a controlling financial interest due to its power to direct the activities that most significantly impact the economic performance of the project, as well as its obligation to absorb the losses and its right to receive benefits from the project that could potentially be significant in nature. As of June 30, 2015 we have consolidated our interest in The Parkway. The Parkway began operations of the independent living portion of the property in July 2015 and as a result, $11.8 and $0.3 million of construction in progress was reclassed to the building and improvements and furniture, fixtures and vehicles depreciable asset classes, respectively. The expected opening dates of the assisted living and memory care portions of the property are November and December of 2015, respectively. As of September 30, 2015 we have recorded $5.1 million of construction in progress related to the assisted living and memory care portions of the property. The remaining development budget will be funded by future draws of the construction loan (see Note 10).

Golden

In April 2015, we closed on a commitment to fund the development of a 120 bed, 112,500 square foot transitional care skilled nursing facility in Golden, Colorado for a total budget of approximately $18.5 million. The project will be net leased to a joint venture between StoneGate Senior Living, LLC and Panorama Orthopedics, one of the largest independent orthopedics physicians groups in the west Denver area. The project is expected to be complete in May 2016. The Company funded the development with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment (as described in Note 11) and with proceeds from a development loan from Synovus Bank, an unaffiliated lender. As of September 30, 2015, the Company has funded approximately $5.4 million from equity to close the purchase of the land for $2.1 million and recorded construction in progress costs of $3.3 million. As of September 30, 2015, the Company’s remaining equity commitment is approximately $1.8 million.

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

	Armbrook Village	Gables of Kentridge	Sumter Grand
Land	$957,000	$640,000	$-
Buildings and improvements	29,689,000	12,939,000	37,295,000
Furniture, fixtures and vehicles	1,401,000	870,000	1,580,000
Intangible assets	1,098,000	921,000	-
Intangible liability (1)	-	-	(516,000)
Contingent liability (2)	(3,145,000)	-	(6,859,000)
Real estate acquisition	$30,000,000	$15,370,000	$31,500,000
Acquisition expenses	$487,000	$267,000	$429,000

(1)	This balance represents the Company’s fair value estimate of the above market ground lease associated with the land in the Sumter Grand acquisition and is recorded in accounts payable and accrued liabilities.

(2)	This balance represents the Company’s fair value estimate of contingent liabilities the sellers of Armbrook Village and Sumter Grand are entitled to based on a net operating income threshold, and it is recorded in accounts payable and accrued liabilities. The contingent liabilities will expire if the thresholds are not achieved.

The following unaudited pro forma information for the nine month periods ended September 30, 2015 and 2014 have been prepared to reflect the incremental effect of the Gables of Kentridge and Armbrook Village acquisitions as if such acquisitions had occurred on January 1, 2014. Sumter Grand opened in December 2014, therefore the Company has excluded this acquisition from the pro forma financial statements. We have not adjusted the pro forma information for any items that may be directly attributable to the business combination or are non-recurring in nature.

	Period ended September 30, 2015	Period ended September 30, 2014
Revenues	$86,571,000	$64,931,000
Net loss	$(7,987,000)	$(2,896,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.70)	$(0.23)

The Company recorded revenues of $2.7 million and a net loss of $1.4 million for the nine month period ended September 30, 2015 for the Sumter Grand acquisition.

The Company recorded revenues of $2.1 million and a net loss of $0.8 million for the nine month period ended September 30, 2015 for the Gables of Kentridge acquisition.

The Company recorded revenues of $2.6 million and a net loss of $1.1 million for the nine month period ended September 30, 2015 for the Armbrook Village acquisition.

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

The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month extension at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. At the maturity date, all unpaid principal, plus accrued and unpaid interest shall be due in full. Advances will be made periodically during the construction period to cover documented hard and soft costs of construction and interest, commencing after the borrower has expended its required equity contribution, and subject to customary construction draw conditions. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair value at the earlier of stabilization or 48 months. Fair value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

Upon funding of the Georgetown Loan, interest income on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. As of September 30, 2015, the borrower has made draws totaling $7.7 million, and the remaining commitment from the Company is approximately $34.2 million.

5. Investments in Real Estate

As of September 30, 2015, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Intangible Lease Assets
Cost	$47,196,000	$420,995,000	$18,262,000	$7,858,000	$28,712,000
Accumulated depreciation and amortization	-	(29,628,000)	(5,572,000)	-	(21,217,000)
Net	$47,196,000	$391,367,000	$12,690,000	$7,858,000	$7,495,000

As of December 31, 2014, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Intangible Lease Assets
Cost	$42,266,000	$327,858,000	$13,125,000	$-	$26,752,000
Accumulated depreciation and amortization	-	(21,070,000)	(4,138,000)	-	(15,724,000)
Net	$42,266,000	$306,788,000	$8,987,000	$-	$11,028,000

Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the three months ended September 30, 2015 and 2014 was approximately $3.6 million and $2.1 million, respectively. Depreciation expense associated with buildings and improvements, site improvements and furniture and fixtures for the nine months ended September 30, 2015 and 2014 was approximately $10.0 million and $5.9 million, respectively.

Amortization associated with intangible assets for the three months ended September 30, 2015 and 2014 was $1.9 million and $0.7 million, respectively. Amortization associated with intangible assets for the nine months ended September 30, 2015 and 2014 was $5.4 million and $3.0 million, respectively.

Estimated amortization for October 1, 2015 through December 31, 2015 and each of the subsequent years is as follows:

Intangible Assets
October 1,2015 - December 31, 2015	$934,000
2016	554,000
2017	553,000
2018	528,000
2019	460,000
2020 and thereafter	4,466,000

The estimated useful lives for intangible assets range from approximately one to 22 years. As of September 30, 2015, the weighted-average amortization period for intangible assets was 15 years.

6. Investments in Unconsolidated Entities

As of September 30, 2015, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$68,000	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	972,000	25.0%
			$1,040,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	September 30,	December 31,
	2015 (2)	2014 (1)(2)
Cash and cash equivalents	$473,000	$48,000
Investments in real estate, net	24,759,000	27,737,000
Other assets	761,000	769,000
Total assets	$25,993,000	$28,554,000

Notes payable	$22,483,000	$17,444,000
Accounts payable and accrued liabilities	53,000	1,676,000
Other liabilities	371,000	68,000
Total stockholders’ equity	3,086,000	9,366,000
Total liabilities and equity	$25,993,000	$28,554,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
Total revenues	$803,000	$444,000	$1,791,000	$1,233,000
Net loss	$(306,000)	$(75,000)	$(729,000)	$(348,000)
Company’s equity in loss from unconsolidated entities	$86,000	$50,000	$259,000	$249,000

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted living community. Buffalo Crossings was accounted for under the equity method of accounting beginning with the first quarter of 2014.

(2)	As of December 31, 2014, the Company’s initial investment of $3.5 million in The Parkway was accounted for as an equity method investment. As of June 30, 2015, the Company began consolidating The Parkway and as a result, it is no longer accounted for under the equity method of accounting. See Note 3.

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

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would establish a valuation allowance which would increase the provision for income taxes.

The Master TRS recognized a $0.9 million benefit and a $0.1 million benefit for Federal and State income taxes in the three months ended September 30, 2015 and 2014, respectively, and a $2.6 million benefit and a $0.4 million benefit for Federal and State income taxes in the nine months ended September 30, 2015 and 2014, respectively. Net deferred tax assets related to the TRS entities totaled approximately $4.9 million at September 30, 2015 and $2.8 million at December 31, 2014, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2015, as we have determined that the future projected taxable income from the operations of the TRS entities will be sufficient to recover the deferred tax assets.

8. Segment Reporting

As of September 30, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB operations segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,2015				Three Months Ended September 30 ,2014
	Senior living operations	Triple- net leased properties	Medical office building	Consolidated	Senior living operations	Triple- net leased properties	Medical office building	Consolidated
Rental revenue	$18,509,000	$2,328,000	$216,000	$21,053,000	$10,706,000	$1,780,000	$213,000	$12,699,000
Resident services and fee income	7,886,000	-	-	7,886,000	7,247,000	-	-	7,247,000
Tenant reimbursements and other income	457,000	301,000	78,000	836,000	112,000	201,000	81,000	394,000
	26,852,000	2,629,000	294,000	29,775,000	18,065,000	1,981,000	294,000	20,340,000
Property operating and maintenance expenses	19,193,000	319,000	83,000	19,595,000	12,314,000	178,000	78,000	12,570,000
Net operating income	$7,659,000	$2,310,000	$211,000	$10,180,000	$5,751,000	$1,803,000	$216,000	$7,770,000
General and administrative				383,000				444,000
Asset management fees and expenses				1,581,000				1,045,000
Real estate acquisition costs				111,000				762,000
Depreciation and amortization				5,459,000				2,785,000
Interest expense, net				3,571,000				2,535,000
Change in fair value of contingent consideration				402,000				-
Equity in loss from unconsolidated entities				86,000				50,000
Income tax benefit				(904,000)				(161,000)
Net (loss) income				$(509,000)				$310,000

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Senior living operations	Triple- net leased properties	Medical office building	Consolidated	Senior living operations	Triple- net leased properties	Medical office building	Consolidated
Rental revenue	$50,817,000	$6,986,000	$647,000	$58,450,000	$30,862,000	$4,399,000	$640,000	$35,901,000
Resident services and fee income	23,331,000	-	14,000	23,345,000	21,454,000	-	-	21,454,000
Tenant reimbursements and other income	1,125,000	917,000	220,000	2,262,000	305,000	573,000	234,000	1,112,000
	75,273,000	7,903,000	881,000	84,057,000	52,621,000	4,972,000	874,000	58,467,000
Property operating and maintenance expenses	53,265,000	921,000	245,000	54,431,000	36,257,000	617,000	226,000	37,100,000
Net operating income	$22,008,000	$6,982,000	$636,000	$29,626,000	$16,364,000	$4,355,000	$648,000	$21,367,000
General and administrative				2,086,000				1,249,000
Asset management fees and expenses				4,495,000				2,986,000
Real estate acquisition costs				1,461,000				1,108,000
Depreciation and amortization				15,434,000				8,896,000
Interest expense, net				10,258,000				7,138,000
Change in fair value of contingent consideration				1,002,000				-
Equity in loss from unconsolidated entities				259,000				249,000
Income tax benefit				(2,629,000)				(311,000)
Net (loss) income				$(2,740,000)				$52,000

The following table reconciles the segment activity to consolidated financial position as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Assets
Investment in real estate:
Senior living operations	$373,151,000	$278,880,000
Triple-net leased properties	86,150,000	82,648,000
Medical office building	7,305,000	7,541,000
Total reportable segments	$466,606,000	$369,069,000
Reconciliation to consolidated assets:
Cash and cash equivalents	27,189,000	35,564,000
Real estate note receivable	7,732,000	-
Deferred financing costs, net	3,606,000	3,338,000
Investment in unconsolidated entities	1,040,000	5,146,000
Tenant and other receivables, net	5,665,000	4,037,000
Deferred costs and other assets	7,889,000	5,554,000
Restricted cash	6,432,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$532,124,000	$433,834,000

As of September 30, 2015 and December 31, 2014, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company has not recorded any impairment charges for goodwill.

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

As of September 30, 2015, the estimated fair value of the contingent consideration related to the Sumter Grand, Gables of Hudson, and Armbrook acquisitions is $12.8 million, which represents a change in fair value of $0.4 million and $1.0 million for the three and nine month periods ended September 30, 2015, respectively. The liabilities are included in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets.

The fair value of the contingent consideration is based on significant inputs which are not observable to the market and as a result are classified in Level 3 of the fair value hierarchy. The fair value is derived by making assumptions on the timing of the lease up process based on actual performance as compared to internal underwriting models and applying a discount rate in the range of 9.0% to 10.0% to the actual liabilities to obtain a present value.

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $335.4 million and $275.8 million, compared to the carrying values of $336.2 million ($336.1 million, net of discount) and $276.4 million ($276.5 million, net of premium) at September 30, 2015 and December 31, 2014, respectively.

There were no transfers between Level 1 or 2 during the three and nine months ended September 30, 2015.

10. Notes Payable

Notes payable were $336.2 million ($336.1 million, net of discount) and $276.4 million ($276.5 million, net of premium) as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.45% to 6.43% per annum and a weighted average effective interest rate of 4.00% per annum. As of September 30, 2015, notes payable consisted of $176.4 million of fixed rate debt, or approximately 52% of notes payable, at a weighted average interest rate of 4.79% per annum and $159.8 million of variable rate debt, or approximately 48% of notes payable, at a weighted average interest rate of 3.13% per annum. As of December 31, 2014, we had $156.4 million of fixed rate debt, or 57% of notes payable, at a weighted average interest rate of 4.89% per annum and $120 million of variable rate debt, or 43% of notes payable, at a weighted average interest rate of 3.15% per annum.

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

On April 6, 2015, in connection with the acquisition of Armbrook Village in Westfield, Massachusetts, we entered into a loan agreement with M&T Bank, an unaffiliated lender, with an outstanding principal balance of approximately $21.0 million, with a maturity date of May 1, 2020. Loan payments are interest only for the first two years at a floating interest rate of one month LIBOR plus 2.20% subject to increase in certain circumstances. Thereafter, loan payments include principal amortization based on a 28-year amortization schedule at a per annum interest rate of 6.00%.

On June 30, 2015, the Company consolidated a 65% interest in a joint venture entity Blue Springs Senior Community, LLC (“The Parkway JV”) that has been developing The Parkway Senior Living Community. The Parkway JV entered into a secured construction loan agreement with Springfield First Community Bank, an unaffiliated lender, in the amount of up to $17.3 million in connection with the development of The Parkway in Blue Springs, Missouri. The construction loan has a term of five years with a fixed interest rate of 3.90%. Loan payments are interest only for the first two years. Loan payments for the remaining three years will be principal and interest of the lesser of a fixed amount or accrued interest plus principal payments based on a 20-year amortization of the amount fully advanced. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty. As of September 30, 2015 a total of $12.8 million was drawn on the construction loan.

The Company is required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2015, we were in compliance with all such covenants and requirements with the exception of covenants related to the $25.0 million loan from KeyBank secured by Woodbury Mews (the “Woodbury Mews Loan”) and covenants related to the Live Oaks of Slidell property which is one of five properties that secures the $38.035 million secured loan agreement the Company entered with KeyBank in November 2014 (the “Secured KeyBank Loan”). At September 30, 2015, the debt service coverage ratio and average occupancy for the Woodbury Mews Loan were below the minimum loan requirements, violating the covenants of this loan. Also at September 30, 2015, the debt service coverage ratio for the Live Oaks at Slidell property was below minimum loan requirements, violating the covenants of this loan. KeyBank has waived compliance with these covenants for the quarter ended September 30, 2015. In the event that we are not in compliance with these covenants in future periods and are unable to obtain a consent or waiver, KeyBank may choose to pursue remedies under the respective loans which could include declaring the loans to be immediately due and payable, a partial pay down of the loans, foreclosure of the Woodbury Mews property and Live Oaks of Slidell property, as well as the other four properties securing the secured KeyBank Loan, or enforcement of our guarantees of the loan balances. The Company has guaranteed up to 25% of the Woodbury Mews Loan and up to 35% of the Secured KeyBank loan.

Principal payments due on our notes payable for October 1, 2015 to December 31, 2015 and each of the subsequent years is as follows:

Year	Principal Amount
October 1, 2015 to December 31, 2015	$821,000
2016	27,340,000
2017	99,415,000
2018	28,334,000
2019	71,320,000
2020 and thereafter	108,972,000
$336,202,000
Less: discount	(63,000)
$336,139,000

Interest Expense and Deferred Financing Cost

For the three months ended September 30, 2015 and 2014, the Company incurred interest expense, including amortization of deferred financing costs of $3.6 million and $2.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred interest expense, including amortization of deferred financing costs of $10.3 million and $7.1 million, respectively. As of September 30, 2015 and December 31, 2014, the Company’s net deferred financing costs were approximately $3.6 million and $3.3 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

11. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2015 and December 31, 2014, including distributions reinvested, we had issued approximately 13.3 million shares of common stock for a total of approximately $132.3 million of gross proceeds, respectively, in our public offerings.

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

As of September 30, 2015 and December 31, 2014 we had issued 1,000 and 1,000 shares of Series C Preferred Stock and 1,586,000 and 946,560 Series B Preferred Units to the Investor for gross proceeds of $158.7 million and $94.8 million, respectively. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 and 9,446,707 shares of the Company’s common stock as of September 30, 2015 and December 31, 2014, respectively.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three and nine months ended September 30, 2015, the Company paid distributions on the Series B Preferred Units in the amount of $2.4 million and $7.8 million, respectively.

At September 30, 2015, no securities remain issuable under the Purchase Agreement.

Distributions Available to Common Stockholders

The following are the distributions declared during the nine months ended September 30, 2015 and 2014:

	Distributions Declared (1)			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2014	$1,486,000	$69,000	$1,555,000	$3,652,000
Second quarter 2014	1,452,000	88,000	1,540,000	2,852,000
Third quarter 2014	1,354,000	91,000	1,445,000	3,602,000
	$4,292,000	$248,000	$4,540,000	$10,106,000

First quarter 2015	$1,330,000	$85,000	$1,415,000	$3,348,000
Second quarter 2015	1,347,000	85,000	1,432,000	4,369,000
Third quarter 2015	1,363,000	86,000	1,449,000	5,515,000
	$4,040,000	$256,000	$4,296,000	$13,232,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to least 90% of our net ordinary taxable income.

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

Stock Repurchase Program

In 2007, we adopted a stock repurchase program that permitted our stockholders to sell their shares of common stock to us in limited circumstances subject to the terms and conditions of the program. Our board of directors could amend, suspend or terminate the program at any time with 30 days prior notice to stockholders and we would have no obligation to repurchase our stockholders’ shares.

Since May 29, 2011 our stock repurchase program has been suspended for all repurchases except repurchases due to death of a stockholder. On March 31, 2014, we informed stockholders of the complete suspension of the share repurchase program following the March 2014 redemption date. The Company redeemed all stock repurchase requests due to death received prior to March 31, 2014. No shares have been repurchased pursuant to the program following the 2014 suspension.

12. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share .” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of September 30, 2015 there were 1,586,000 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

The fees and expense reimbursements payable to the Advisor under the advisory agreement for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset Management Fees	$1,581,000	$1,045,000	$4,495,000	$2,986,000

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

For the four fiscal quarters ended September 30, 2015, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we may issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represents, in the aggregate, approximately 57.9% of the outstanding shares of common stock as of September 30, 2015. At September 30, 2015, no securities remain issuable under the Purchase Agreement.

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

Refer to Note 3 “Acquisitions” and Note 4 “Real Estate Note Receivable” for additional information on the remaining commitment to fund development projects and our real estate note receivable.

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with the Investor for the purpose of obtaining up to a $158.7 million of equity funding to be used to finance investment opportunities (such investments and the related agreements are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of September 30, 2015, the KKR Equity Commitment was fully committed.

As of September 30, 2015, we had issued and outstanding 11,495,215 shares of common stock, and 1,000 shares of Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of September 30, 2015 the Operating Partnership had issued and outstanding 11,495,215 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”).

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

Results of Operations

As of September 30, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of September 30, 2015, we owned or had joint venture interests in 35 properties. These properties included 25 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, three in-development facilities, and two facilities held as unconsolidated entities. As of September 30, 2014, we owned or had joint venture interests in 24 properties. These properties included 17 memory care, assisted- and independent-living facilities, which comprised our senior housing segment, one medical office building, which comprised our MOB segment, four operating healthcare facilities, which comprised our triple-net leased segment, one in-development facility, and one medical office building held in an unconsolidated entity. Compass on the Bay was acquired in the second quarter of 2014, St. Andrews Village was acquired in the third quarter of 2014, and Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson, and Sumter Place were acquired in the fourth quarter of 2014. Sumter Grand was acquired in the first quarter of 2015, and Gables of Kentridge and Armbrook Village were acquired in the second quarter of 2015. The results of our operations for the three and nine months ended September 30, 2015 and 2014 vary accordingly.

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$7,659,000	$5,751,000	$1,908,000	33%
Triple-net leased properties	2,310,000	1,803,000	507,000	28%
Medical office building	211,000	216,000	(5,000)	(2)%
Total portfolio net operating income	$10,180,000	$7,770,000	$2,410,000	31%

Reconciliation to net (loss) income:
Net operating income, as defined (1)	$10,180,000	$7,770,000	$2,410,000	31%
Other (income) expense:
General and administrative	383,000	444,000	(61,000)	(14)%
Asset management fees and expenses	1,581,000	1,045,000	536,000	51%
Real estate acquisition costs	111,000	762,000	(651,000)	(85)%
Depreciation and amortization	5,459,000	2,785,000	2,674,000	96%
Interest expense, net	3,571,000	2,535,000	1,036,000	41%
Change in fair value of contingent consideration	402,000	-	402,000	100%
Equity in loss from unconsolidated entities	86,000	50,000	36,000	72%
Income tax benefit	(904,000)	(161,000)	(743,000)	461%
Net (loss) income	$(509,000)	$310,000	$(819,000)	(264)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended September 30, 2015 increased to $7.7 million from $5.8 million for the three months ended September 30, 2014 primarily as a result of the acquisition of Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson, and Sumter Place in the fourth quarter of 2014, Sumter Grand in the first quarter of 2015, and Gables of Kentridge and Armbrook Village in the second quarter of 2015.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$18,509,000	$10,706,000	$7,803,000	73%
Resident services and fee income	7,886,000	7,247,000	639,000	9%
Tenant reimbursement and other income	457,000	112,000	345,000	308%
Less:
Property operating and maintenance expenses	19,193,000	12,314,000	6,879,000	56%
Total portfolio net operating income	$7,659,000	$5,751,000	$1,908,000	33%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three month period ended September 30, 2015 increased to $2.3 million from $1.8 million for the three months ended September 30, 2014 primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$2,328,000	$1,780,000	$548,000	31%
Tenant reimbursement and other income	301,000	201,000	100,000	50%
Less:
Property operating and maintenance expenses	319,000	178,000	141,000	79%
Total portfolio net operating income	$2,310,000	$1,803,000	$507,000	28%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three month period ended September 30, 2015 of $0.2 million was comparable to net operating income for the three month period ended September 30, 2014.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Medical Office Buildings — Net operating income
Rental revenue	$216,000	$213,000	$3,000	1%
Resident services and fee income	-	-	-	0%
Tenant reimbursement and other income	78,000	81,000	(3,000)	(4)%
Less:
Property operating and maintenance expenses	83,000	78,000	5,000	6%
Total portfolio net operating income	$211,000	$216,000	$(5,000)	(2)%

Unallocated (expenses) income

General and administrative expenses for the three months ended September 30, 2015 of $0.4 million was comparable to general and administrative expenses for the three months ended September 30, 2014.

Asset management fees for the three months ended September 30, 2015 increased to $1.6 million from $1.0 million for the three months ended September 30, 2014 as a result of a higher asset base.

Depreciation and amortization for the same periods increased to $5.5 million from $2.8 million as a result of additional depreciation and amortization resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015, which is generally amortized in the first twelve months after closing.

Interest expense, net, for the three months ended September 30, 2015 increased to $3.6 million from $2.5 million for the three months ended September 30, 2014 primarily due to higher debt levels associated with the acquisitions that occurred in the fourth quarter of 2014 and the first and second quarters of 2015.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended September 30, 2015, which was comparable to the loss recognized for three months ended September 30, 2014. The Company’s allocation of loss from unconsolidated entities relates to the operations of Physicians Center MOB and Buffalo Crossings.

During the three months ended September 30, 2015 and 2014, we recognized state and federal income tax benefit of approximately $0.9 million and $0.2 million, respectively, related to our senior living properties consolidated into our Master TRS.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$22,008,000	$16,364,000	$5,644,000	34%
Triple-net leased properties	6,982,000	4,355,000	2,627,000	60%
Medical office building	636,000	648,000	(12,000)	(2)%
Total portfolio net operating income	$29,626,000	$21,367,000	8,259,000	39%

Reconciliation to net (loss) income:
Net operating income, as defined (1)	$29,626,000	$21,367,000	8,259,000	39%
Other (income) expense:
General and administrative	2,086,000	1,249,000	837,000	67%
Asset management fees and expenses	4,495,000	2,986,000	1,509,000	51%
Real estate acquisitions costs	1,461,000	1,108,000	353,000	32%
Depreciation and amortization	15,434,000	8,896,000	6,538,000	73%
Interest expense, net	10,258,000	7,138,000	3,120,000	44%
Change in fair value of contingent consideration	1,002,000	-	1,002,000	100%
Equity in loss from unconsolidated entities	259,000	249,000	10,000	4%
Income tax benefit	(2,629,000)	(311,000)	(2,318,000)	745%
Net (loss) income	$(2,740,000)	$52,000	$(2,792,000)	(5369)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the nine months ended September 30, 2015 increased to $22.0 million from $16.4 million for the nine months ended September 30, 2014. The increase is primarily due to the acquisition of Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson and Sumter Place in the fourth quarter of 2014 and Sumter Grand, Gables of Kentridge, and Armbrook Village in the first and second quarters of 2015. The increase also reflects charges for higher levels of care at several senior living properties in the portfolio.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$50,817,000	$30,862,000	$19,955,000	65%
Resident services and fee income	23,331,000	21,454,000	1,877,000	9%
Tenant reimbursement and other income	1,125,000	305,000	820,000	269%
Less:
Property operating and maintenance expenses	53,265,000	36,257,000	17,008,000	47%
Total portfolio net operating income	$22,008,000	$16,364,000	$5,644,000	34%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the nine month period ended September 30, 2015 increased to $7.0 million from $4.4 million for the nine months ended September 30, 2014 primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$6,986,000	$4,399,000	$2,587,000	59%
Tenant reimbursement and other income	917,000	573,000	344,000	60%
Less:
Property operating and maintenance expenses	921,000	617,000	304,000	49%
Total portfolio net operating income	$6,982,000	$4,355,000	$2,627,000	60%

Medical Office Buildings

Total revenue for medical office buildings includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the nine month period ended September 30, 2015 of $0.6 million is comparable to net operating income for the nine months ended September 30, 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Medical Office Buildings — Net operating income
Rental revenue	$647,000	$640,000	$7,000	1%
Resident services and fee income	14,000	-	14,000	100%
Tenant reimbursement and other income	220,000	234,000	(14,000)	(6)%
Less:
Property operating and maintenance expenses	245,000	226,000	19,000	8%
Total portfolio net operating income	$636,000	$648,000	$(12,000)	(2)%

Unallocated (expenses) income

General and administrative expenses increased to $2.1 million for the nine months ended September 30, 2015 from $1.2 million for the nine months ended September 30, 2014. The increase was primarily due to $0.6 million in costs incurred by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value.

Asset management fees for the nine months ended September 30, 2015 increased to $4.5 million from $3.0 million in the nine months ended September 30, 2014 as a result of a higher asset base.

Depreciation and amortization for the same periods increased to $15.4 million from $8.9 million, as a result of additional depreciation and amortization resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015, which is generally amortized in the first twelve months after closing.

For the nine months ended September 30, 2015, real estate acquisition costs increased to $1.5 million from $1.1 million for the nine months ended September 30, 2014, primarily due to costs associated with the acquisition of Sumter Grand, Gables of Kentridge and Armbrook Village.

Interest expense, net, for the nine months ended September 30, 2015 increased to $10.3 million from $7.1 million for the nine months ended September 30, 2014, primarily due to higher debt levels associated with acquisitions that occurred in the fourth quarter of 2014 and the first and second quarters of 2015.

The Company recognized a loss from unconsolidated entities of $0.3 million for the nine months ended September 30, 2015, which was comparable to the loss recognized for nine months ended September 30, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Physicians Center MOB and Buffalo Crossings.

During the nine months ended September 30, 2015 and 2014, we recognized state and federal income tax benefit of approximately $2.6 million and $0.3 million, respectively, related to our senior living properties consolidated into our Master TRS.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining up to $158.7 million of equity funding to be used to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units of our Operating Partnership. As of September 30, 2015, this commitment was fully committed.

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

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of September 30, 2015, our notes payable were $336.1 million.

The Company is required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2015, the Company was in compliance with all such covenants and requirements, with the exception of covenants related to the Woodbury Mew Loan and covenants related to the Secured KeyBank Loan. At September 30, 2015, the debt service coverage ratio and average occupancy for the Woodbury Mews Loan were below the minimum loan requirements. Also at September 30, 2015, the debt service coverage ratio for the Live Oaks at Slidell property was below minimum loan requirements, violating the covenants of this loan. KeyBank has waived compliance with these covenants for the quarter ended September 30, 2015, but the Company can provide no assurances that the KeyBank will continue to waive compliance with these covenants in future quarters. Any such violation constitutes an event of default under the loan agreement, and if the Company does not secure a waiver of these covenants in future quarters KeyBank could, in its discretion, declare the loans to be immediately due and payable, take possession of the Woodbury Mews and Live Oaks of Slidell properties, as well as the other four properties securing the Secured KeyBank Loan, enforce the Company’s guarantee of each respective loan, or exercise other remedies available to it under law. If KeyBank were to declare the loans to be immediately due and payable, the Company expects to refinance the loans in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loans.

As of September 30, 2015 we had approximately $27.2 million in cash and cash equivalents on hand. Our liquidity will increase from refinancings that result in excess loan proceeds and increased cash flows from operations. The Company’s liquidity will decrease if distributions are made in excess of cash available for distributions.

Cash flows provided by operating activities for the nine months ended September 30, 2015 and 2014 were $13.2 million and $10.1 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $8.3 million and the timing of cash receipts and payments.

Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were $87.1 million and $50.6 million, respectively. The 2015 increase was due primarily to the acquisition of Sumter Grand, Gables of Kentridge and Armbrook Village. Additionally, the Company invested in construction in progress related to the development of a skilled nursing facility in Golden, Colorado as well as a real estate note receivable related to the development of Georgetown.

Cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014 were $65.5 million and $38.8 million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and proceeds from notes payable in the first and second quarters of 2015. During the nine months ended September 30, 2015, the Company received $36.7 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $43.7 million related to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village. These proceeds were offset by the distributions paid to stockholders of $4.0 million and distributions paid to noncontrolling interests of $7.8 million. During the nine months ended September 30, 2014, the Company received $26.6 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $39.2 million related to acquisitions. During the nine months ended September, 2014, the Company paid distributions to stockholders of $4.5 million and paid distributions to noncontrolling interests of $2.5 million. Additionally, the Company redeemed $10.6 million of its common shares for the nine months ended September 30, 2014.

We expect to have sufficient cash available from cash on hand and operations to fund capital improvements and recurring principal payments due on our borrowings in the next twelve months. In August 2015 we exercised our one year extension option on our $24.6 million Woodbury Mews loan which now matures in the third quarter of 2016. We expect to fund stockholder distributions from cash on hand and from the excess cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

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

Our calculations of FFO and MFFO for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(2,956,000)	$(582,000)	$(9,370,000)	$(1,995,000)
Adjustments:
Real estate depreciation and amortization	5,459,000	2,785,000	15,434,000	8,896,000
Joint venture depreciation and amortization	87,000	148,000	311,000	438,000
Funds from operations (FFO)	2,590,000	2,351,000	6,375,000	7,339,000
Adjustments:
Straight-line rent and above/below market lease amortization	(211,000)	(188,000)	(652,000)	(418,000)
Real estate acquisition costs	111,000	762,000	1,461,000	1,108,000
Change in fair value of contingent consideration	402,000	-	1,002,000	-
Modified funds from operations (MFFO)	2,892,000	2,925,000	8,186,000	8,029,000

Weighted average shares	11,493,442	11,463,082	11,483,534	12,397,422

FFO per weighted average shares	$0.23	$0.21	$0.56	$0.59
MFFO per weighted average shares	$0.25	$0.26	$0.71	$0.65

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

	Distributions Declared (1)(2)			Distributions	Cash Flow from
Period	Cash	Reinvested	Total	Paid	Operations	Net (Loss) Income
First quarter 2014	$1,486,000	$69,000	$1,555,000	$1,528,000	$3,652,000	$(92,000)
Second quarter 2014	1,452,000	88,000	1,540,000	1,486,000	2,852,000	(167,000)
Third quarter 2014	1,354,000	91,000	1,445,000	1,452,000	3,602,000	311,000
	$4,292,000	$248,000	$4,540,000	$4,466,000	$10,106,000	$52,000

First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,355,000	$3,348,000	$(733,000)
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000	(1,498,000)
Third quarter 2015	1,363,000	86,000	1,449,000	1,347,000	5,515,000	(509,000)
	$4,040,000	$256,000	$4,296,000	$4,032,000	$13,232,000	$(2,740,000)

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred unit holders for the nine months ended September 30, 2015

For the nine months ended September 30, 2015 and 2014, we declared distributions, including distributions reinvested, aggregating approximately $4.3 million and $4.5 million, respectively to our stockholders. The distributions declared in the third quarter of 2015 to be reinvested in the Company’s common stock resulted in 7,401 shares of common stock being issued in October 2015. FFO for the nine months ended September 30, 2015 was approximately $6.4 million and cash flow from operations was approximately $13.2 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net loss above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of September 30, 2015, we had approximately $159.8 million of variable rate debt, the majority of which is at a rate tied to the one-month LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.6 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the quarter ended September 30, 2015, none of our shares were repurchased by us.

Item 5.	Other Information

Election of Director

As previously disclosed, on February 10, 2013 we entered into definitive documentation with Sentinel RE Investment Holdings LP (the “KKR Investor”), an affiliate of KKR & Co. L.P. (“KKR”) for the purpose of obtaining an equity commitment to be used to finance real estate acquisitions (such investment and the related agreements, collectively, the “KKR Equity Commitment”). The terms of the KKR Equity Commitment have been amended at various points thereafter and are discussed in Current Reports on Form 8-K filed on February 12, 2013, April 10, 2014, December 30, 2014, and January 22, 2015.

On November 5, 2015, following our annual meeting of stockholders and in fulfillment of obligations pursuant to the KKR Equity Commitment, our board of directors elected Mr. Peter Sundheim to fill the vacancy left by the departure of Mr. Daniel Decker. Mr. Sundheim will also serve as a member of our investment committee. In connection with his appointments to the Board, we entered into a customary indemnification agreement with Mr. Sundheim on terms consistent with those previously executed with our existing directors. In connection with his service as a director, Mr. Sundheim will be entitled to receive compensation consistent with that provided to all of our non-employee directors. Biographical information regarding Mr. Sundheim appears below:

Peter Sundheim, age 29, is currently employed by Kohlberg Kravis Roberts & Co, L.P. (“KKR”) as a Principal in its real estate investment business.  Mr. Sundheim joined KKR in 2010, and prior to KKR’s establishment of a dedicated real estate investment effort, Mr. Sundheim worked in KKR’s corporate private equity business, as a member of the Media industry team.

Prior to joining KKR, Mr. Sundheim was employed with KSL Capital Partners, a hospitality and leisure focused private equity firm from 2008 to 2010. He holds a B.A., cum laude, from the University of Pennsylvania.

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on November 5, 2015. The matter submitted to the stockholders for a vote was the election of seven directors to hold office for one-year terms ending in 2016.

The nominees submitted for election as directors were Billy Butcher, Romeo Cefalo, Barry Chase, Steven Pearson, John Mark Ramsey, Ronald Shuck and James Skorheim. On September 28, 2015 Daniel Decker notified our board of directors of his decision to resign his position as a director effective immediately, and as a result he was removed as a director nominee for election at the annual meeting. The number of votes cast for and votes withheld for each of the director nominees was as follows:

Name	For	Withhold
Billy Butcher	1,000	0
Romeo Cefalo	17,592,980	34,190
Barry Chase	17,593,980	33,190
Steven Pearson	17,593,368	33,802
John Mark Ramsey	17,593,368	33,802
Ronald Shuck	17,593,980	33,190
James Skorheim	17,593,368	33,802

The election of Billy Butcher was made by the KKR Investor as the sole holder of the Company’s Series C preferred stock, voting as a separate class. The remaining directors were elected by the holders of the Company’s common stock and Series C Preferred Stock, voting together as a single class with the Series C Preferred stockholders voting on an as-converted basis as described in our proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November 2015.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey, President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)