Form 10-K
period 2015-12-31
Sentio Healthcare Properties Inc
filed 2016-03-28
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes   ☐     No   ☒

As of June 30, 2015 (the last business day of the registrant’s second fiscal quarter), there were 11,487,916 shares of common stock held by non-affiliates of the registrant. There is no established trading market for the Registrant’s shares of common stock. On February 28, 2014, the board of directors approved an estimated value per share of the registrant’s common stock of $11.63 per share derived from the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, divided by the number of shares outstanding, calculated as of December 31, 2013. On March 23, 2016, the board of directors approved an updated estimated value per share of the registrant’s common stock of $12.45 per share derived from the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, divided by the number of shares outstanding, calculated as of December 31, 2015. For a full description of the methodologies used to value the registrant's assets and liabilities in connection with the calculation of the estimated value per share as of December 31, 2013 and 2015, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information”as filed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and herein, respectively.

As of March 23, 2016 there were 11,510,147 common stock of Sentio Healthcare Properties, Inc. outstanding.

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

Since inception, our business has been managed by an external advisor and we have no direct employees; all management and administrative personnel responsible for conducting our business are employed by our external advisor. Since January 1, 2012, Sentio Investments, LLC (the “Advisor”) has acted as our external advisor pursuant to an advisory agreement (the “Advisory Agreement”). Subject to certain restrictions and limitations, the Advisor is responsible for conducting our operations and managing our portfolio of real estate and real estate-related assets. In addition, to the extent we make additional investments, the Advisor is responsible for identifying and making acquisitions and investments on our behalf. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders.

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At December 31, 2015, no securities remain issuable under the KKR Equity Commitment.

As of December 31, 2015, we had issued and outstanding 11,502,617 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2015 the Operating Partnership had issued and outstanding 11,522,617 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of December 31, 2015, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

In connection with the KKR Equity Commitment, we entered into a transition agreement with our Advisor and the Investor (the “Transition Agreement”) that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that, unless the parties agree otherwise, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect through February 10, 2017, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

We commenced an initial public offering of our common stock on June 20, 2008. We stopped making offers under the initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the distribution reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP Offering”). The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value.

Investment Objectives

Our investment objectives are to:

•	preserve stockholder capital through our operation and possible future acquisitions of real estate and real estate-related investments;

•	realize growth in the value of our stockholders’ investment through:

•	our acquisition and operation of stabilized, income-producing properties with the potential for capital appreciation and

•	the purchase, development or repositioning of other properties;

•	provide stockholders with current income from the operations of the properties we acquire (including the income from properties we develop or reposition once they are stabilized) and from the interest income from loans we originate; and

•	evaluate options to provide long-term liquidity to our stockholders within seven years of the termination of our primary public offering. Our board of directors will review our long-term liquidity strategy annually and a majority of our independent directors may decide to amend or suspend the strategy if it is deemed to be in the best interest of our stockholders to do so. Long-term liquidity options may include, but are not limited to:

•	liquidating our assets,

•	listing our shares on a national securities exchange, or

•	another liquidity event such as a merger with another company.

We have invested primarily in existing leased properties as well as other properties where we believed there were opportunities to enhance cash flow and value. We have also originated a development loan with an unaffiliated third party in which we have the potential to participate in the value creation or increase our interest in the property. We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment policies or investment restrictions except upon approval of the independent directors committee. Decisions relating to the additional purchase or sale of properties or the origination of loans are made by our Advisor, subject to approval by our board of directors.

We currently own twelve properties through joint ventures and to the extent we make additional investments in the future we may acquire additional properties through joint venture investments. This is one of the ways we have diversified the portfolio of properties we own in terms of geographic region, property type and tenant industry group. Joint ventures have also allowed us to acquire an interest in a property without requiring that we fund the entire purchase price. In determining whether to recommend a particular joint venture investment, our Advisor evaluates the structure of the joint venture and the real property that the joint venture owns (or will acquire) using the same criteria for the selection of our other real estate investments.

Investment Strategy

Our independent directors committee reviews our investment policies at least annually to determine whether these policies continue to be in the best interest of our stockholders, except as specifically provided otherwise under the terms of preferred stock that we issue, we may change our investment policies without stockholder approval. As of December 31, 2015, we had invested the proceeds raised in our public offerings and committed the equity funding received pursuant to the KKR Equity Commitment. Our board of directors, including all of our independent directors, continues to evaluate the market for healthcare related real estate acquisitions consistent with our investment objectives and to the extent our board of directors determines it is in the best interest of our stockholders to obtain additional sources of capital for the acquisition of additional investments we may make additional investments consistent with our investment strategy. To the extent we make additional investments, our Advisor will recommend property acquisitions or loan originations to our investment committee, which will approve or reject proposed investments.

Our objective has been to acquire a long-term stabilized portfolio of real estate properties that consists of at least 50% core properties. We may also acquire value-added and opportunistic properties and real estate related investments. And we may acquire more value-added and opportunistic properties than core properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancings and subsequent acquisitions.

We intend for our investments in real estate assets to be concentrated in the healthcare sector. And to date, our investments have been exclusively in the healthcare sector. To the extent we make any additional future investments, we expect these will also be in the healthcare sector.

Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities, outpatient centers, and other healthcare related facilities. In 2015, 20% of the GDP of the United States, was spent on healthcare needs and the aging U.S. population is expected to continue to fuel the need for healthcare services. According to the US Census Department, the over age 65 population of the United States is projected to grow from 15% to 20% of the US population between 2015 and 2025, with one in five US residents expected to be over 65 years old by 2025. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare properties minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Although we have focused on acquiring and developing a portfolio of healthcare properties and real estate-related assets, we may also invest in other real estate types that we believe may assist us in meeting our investment objectives. Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of our portfolio that we must allocate to investment in any specific type of property.

Acquisition Policies

Core Properties

We have invested in “core” institutional grade properties that are:

•	owned and operated with a low to moderate level of permanent mortgage financing;

•	of a high-quality and currently producing income;

•	generally leased to a diversified tenant or resident base, though we are not restricted from investing in properties occupied by a single tenant if the property meets other key investment criteria or to a single tenant/operator for certain healthcare properties and have done so;

•	leased on terms that generally allow for annual rental increases, and

•	managed by companies that specialize in the specific healthcare service being delivered at a specific community,

Value-Added Properties

We have also acquired “value-added” properties, which include properties that are currently under construction and/or have existing building structures in need of redevelopment, re-leasing or repositioning. We may acquire properties with low occupancy rates or vacant properties when we believe our leasing or development efforts could add significant value. Our value-added properties may employ moderate to high levels of indebtedness, which will be determined on a property-by-property basis. Our long-term investment objective for investment in value-added properties is to develop and transform these properties into the same type of core property investments with lower levels of permanent mortgage indebtedness as described above.

Opportunistic Properties

We have also acquired opportunistic properties. We define “opportunistic” properties primarily as unimproved land that we will develop. We construct or develop these properties through the use of third-parties or through developers affiliated with our Advisor. We invest in opportunistic properties with a view of developing a core property. Similar to our value-added properties, we expect to incur a moderate to high level of indebtedness when acquiring opportunistic properties, but with the long-term goal of developing the property into a core property with a lower level of permanent mortgage indebtedness. The development of properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. We may help ensure performance by the builders of properties that are under construction at the price contracted by obtaining either a performance bond or completion bond. As an alternative to a performance bond or completion bond, we may rely upon the substantial net worth of the contractor or developer or a personal guarantee provided by a high net worth affiliate of the person entering into the construction or development contract. Our opportunistic property acquisitions will generally be located in growth areas within our target markets.

Target Market Criteria

We acquire healthcare properties located in markets with strong fundamentals and strong supply and demand dynamics primarily throughout the United States. Among the most important criteria we expect to use in evaluating the markets in which we purchase properties are:

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

Leases and Tenant Improvements

For our investments in multi-tenant medical office buildings, a portion of any tenant improvements are funded by us from the cash on hand or through borrowings. Additionally, when a tenant or resident at one of our properties vacates its space, it is likely that we will be required to expend funds for tenant improvements and refurbishments to the vacated space in order to attract new tenants. If we do not have adequate cash on hand to fund tenant improvements and refurbishments, we may use debt financing in order to fulfill our obligations under lease agreements with new tenants.

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

Joint Ventures and Other Arrangements

We currently own twelve properties through joint ventures and we may acquire additional properties through joint venture investments in the future, including ventures with affiliates of our Advisor. Among other reasons, we have acquired properties through joint ventures in order to diversify our portfolio of properties in terms of geographic region, property type and tenant industry group. Joint ventures also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the structure of the joint venture and the real property that such joint venture owns, or is being formed to own, under the same criteria described elsewhere in this Form 10-K. These entities may employ debt financing consistent with our borrowing policies. See “Borrowing Policies” below. They may also include ventures with developers who contribute land, development services and expertise rather than equity. We have not established the specific terms we require in the joint venture agreements we may enter. We will establish the terms with respect to any particular joint venture agreement on a case-by-case basis.

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

Borrowing Policies

Debt Financing

When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both. For our stabilized core properties, our long-term goal is to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal is to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. We may exceed these debt levels on an individual property basis. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

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

The healthcare industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided. Additional laws and regulations may be enacted or adopted that could require changes in the design of properties and certain operations of our tenants and third-party operators. The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant’s or operator’s ability to operate the facilities that we own. One of our properties is a skilled nursing and rehabilitation facility where the property operator receives most of its revenues from Medicare and Medicaid, with the balance representing private pay, including private insurance. Consequently, changes in federal, state or local reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of claims of a property operator could result in recoupments, denials or delays of payments in the future, which could have a material adverse effect on the operator’s ability to meet its obligations to us.

Acquisition Activity

At December 31, 2015, we owned or had joint venture interests in 34 properties. All of these properties are included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our public offering proceeds and from the sale of preferred securities in us and our Operating Partnership pursuant to the KKR Equity Commitment, and the proceeds of debt incurred upon the acquisition of such properties.

As of December 31, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Financial Information by segment is presented in Note 11 to our accompanying consolidated financial statements.

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

Available Information

Information about us is available on our website (http://www.sentiohealthcareproperties.com). We make available, free of charge, on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These materials are also available at no cost in print to any person who requests it by contacting our Investor Services Department at 189 South Orange Avenue, Suite 1700, Orlando, Florida 32801; telephone (407) 999-7679. Our filings with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference rooms.

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

On March 23, 2016, our board of directors approved an estimated value per share of our common stock of $12.45 based on the estimated value of our assets attributable to our common stock less the estimated value of our liabilities attributable to our common stock, divided by the number of shares of common stock outstanding, all as of December 31, 2015. We provided this estimated value per share to assist broker dealers that participated in our initial and follow-on public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by Financial Industry Regulatory Authority (“FINRA”).

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

The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 31, 2015. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

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

We are dependent upon our Advisor, Sentio Investments, LLC, to conduct our operations. Any adverse changes in the financial health of our Advisor, or our relationship with our Advisor could hinder our operating performance and the return on your investment. Furthermore, if our Advisor becomes unable to continue in that role, we may have difficulty finding a qualified successor, and any successor advisor may not be as well suited to manage us and our portfolio.

We are dependent on our Advisor, Sentio Investments, LLC to manage our operations and our portfolio of real estate assets. Our Advisor will depend upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments. If our Advisor cannot meet its obligations as they arise, or if it is unable to provide adequate service to us as required under the terms of its agreement with us, we may have to find another Advisor. If we are required to find a new Advisor we may have difficulty doing so, and any successor advisor may not be as well suited to manage us and our portfolio. As we have no employees and are entirely dependent on our Advisor to manage our operations, these potential changes could result in a significant disruption of our business.

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

If we are unable to secure new capital, we will be unable to make additional investments and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties currently in our portfolio.

Pursuant to the Investor Rights Agreement executed in connection with the KKR Equity Commitment without the consent of KKR we are prohibited from incurring indebtedness other than property-level mortgage refinancing, provided that (a) the resulting mortgage debt for a property will not exceed 60% of the loan to value of such property, (b) the resulting mortgage debt will not cause our overall leverage to exceed 60% loan to value, and (c) the resulting mortgage debt will not have recourse (other than bad boy carve-outs) to any entity or asset other than the specific property securing the mortgage (except recourse is permitted if it is on a short-term basis). These restrictions may significantly impact our ability to secure new capital. If we are unable to secure new capital, we will be unable to make additional investments which will result in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to secure new capital would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

If we are unable to obtain funding for capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

If we need additional capital to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. As described in the risk factor above, the terms of the KKR Equity Commitment restrict our ability to obtain borrowings. Further, sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

The cash distributions our stockholders receive may be less frequent or lower in amount than expected.

We currently expect to make distributions to our stockholders quarterly. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Our directors will consider all relevant factors, including the amount of cash available for distribution, distributions payable to KKR pursuant to the terms of the KKR Equity Commitment, capital expenditure and reserve requirements and general operational requirements. We cannot determine with certainty that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. We cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time, and we may need to cease distributions to stockholders.

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

Subject to the restrictions included in the KKR Equity Commitment, our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock or securities convertible or exchangeable into equity securities, with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock and convertible or exchangeable securities could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

Our stockholders’ and our rights to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.

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

On October 18, 2013, the first purchase of securities was completed by KKR pursuant to the Securities Purchase Agreement dated as of February 10, 2013, and amended at various times thereafter, between us, our Operating Partnership, and the Investor. Under the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of December 31, 2015, no securities remain issuable under the KKR Equity Commitment and based on the capitalization of the Company as of December 31, 2015, KKR holds a majority interest in the Company 57.9% of our voting capital stock as well as the same percentage of our as-converted stock by virtue of their combined interests in the Series C Preferred Stock and Series B Preferred Units.

Disclosure concerning the terms, rights and conditions of the Series C Preferred Stock and the Series B Preferred Units, the transfer and registration thereof and the other provisions of the KKR Equity Commitment are described in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, December 30, 2014, January 22, 2015, February 27, 2015, April 1, 2015, and May 6, 2015. There can be no assurance that the interests of KKR are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this majority stockholder with a stake in corporate management may have interests that differ from us and those of other stockholders.

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

To the extent we make additional investments, we will rely on our Advisor to identify suitable investment opportunities. Our agreement with our Advisor does not restrict our Advisor from sponsoring or providing advisory services to other programs. Therefore, to the extent our board of directors determines it is in our best interest to obtain additional sources of capital for the acquisition of additional healthcare related real estate investments, we may be buying properties at the same time as other entities that are affiliated with or sponsored by our Advisor. Other programs sponsored by our Advisor or its affiliates may also rely on our Advisor for investment opportunities. Many investment opportunities would be suitable for us as well as other programs. Our Advisor could direct attractive investment opportunities or tenants to other entities. Such events could result in our investing in properties that provide less attractive returns, thus reducing the level of distributions which we may be able to pay to stockholders and the value of their investments in us.

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

We do not have any employees. We rely on the employees of our Advisor for the day-to-day operation of our business. The amount of time that our Advisor spends on our business will vary from time to time. Our Advisor, including our officers, may have interests in other programs and may engage in other business activities. As a result, they may face conflicts of interest in allocating their time between us and other programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. There is no assurance that our Advisor will devote adequate time to our business. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of these things occur, the returns on our investments, our ability to make distributions to stockholders and the value of their investments in us may suffer.

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

Our investments are concentrated in the healthcare sector. As a result, we are subject to risks inherent in investments in a single type of property and the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the healthcare sector could be more pronounced than if we had a more fully diversified portfolio.

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

Most of our healthcare facilities are directly affected by risks associated with the healthcare industry. Some of our lessees derive a substantial portion of their net operating revenues from third-party payors, including the Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

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

As part of our investment plan, we develop new and re-develop existing properties. Such activities involve significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions on our common stock, which include:

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

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties, our business plan contemplates repositioning or redeveloping that property with the goal of increasing its cash flow, value or both. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our existing operations, our financial performance and our ability to make distributions may be adversely affected.

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

Risks Associated with Debt Financing

We have used debt financing to acquire properties, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We have and may continue to acquire properties using debt financing. We do not expect to incur indebtedness in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), but upon a vote of the majority of our independent directors we may exceed this level of indebtedness. We may borrow funds for working capital requirements, tenant improvements, capital improvements, and leasing commissions. We may also borrow funds to make distributions including but not limited to funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes or to avoid taxation on undistributed income or gain. To the extent we borrow funds; we may raise additional equity capital or sell properties to pay such debt.

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

At December 31, 2015, the debt service coverage ratio and average occupancy for the $24.4 million Woodbury Mews Loan were below the minimum loan requirements, violating the covenants of this loan. Also at December 31, 2015, the debt service coverage ratio for the $38.035 million secured loan agreement the Company entered with KeyBank National Association, Inc. (“KeyBank”), an unaffiliated lender, in November 2014 (the “Secured KeyBank Loan”) was below minimum loan requirements, violating the covenants of this loan. The lender has waived compliance with these covenants for the quarter ended December 31, 2015, but we can provide no assurances that the lender will continue to waive compliance with these covenants in future quarters. Any such violation constitutes an event of default under the loan agreements, and if we do not secure a waiver of these covenants in future quarters in which the properties do not satisfy the minimum loan requirements, the lender could, in its discretion, declare the loans to be immediately due and payable, take possession of the Woodbury Mews property and the properties that secure the Secured KeyBank Loan, enforce the Company’s guarantee of up to 25% of the Woodbury Mews loan balance and up to 35% of the Secured KeyBank loan balance, or exercise other remedies available to it under law. Any of these actions would have an adverse effect on our financial condition, results of operations and the return on our stockholders’ investment in us.

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

If we were to pay a “preferential dividend” to certain stockholders for our taxable years beginning before 2015, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gains), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for publicly offered REITs for taxable years prior to 2015, and to provide us with a REIT-level tax deduction for such years, the distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we paid a preferential dividend for our taxable years prior to 2015, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

A foreign person disposing of a U.S. real property interest, including stock of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to a tax, known as the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) tax, on the gain recognized on the disposition. Distributions that are attributable to gains from the disposition of U.S. real property interests by a REIT are subject to FIRPTA tax for foreign investors as though they were engaged in a trade or business and the distribution constitutes income which is effectively connected with such a business. Such FIRPTA tax does not apply, if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, our portfolio consisted of 34 healthcare facilities. The following table provides summary information regarding our facilities.

Property Name	Location	Property Type	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price		Approximate Occupancy
Senior Living Operations
Caruth Haven Court	Highland Park, TX	Assisted-Living Facility	100%	1/22/2009	74,647	$20,500,000		98%
The Oaks Bradenton	Bradenton, FL	Assisted-Living Facility	100%	5/1/2009	18,172	4,500,000		97%
GreenTree at Westwood	Columbus, IN	Assisted-Living Facility	100%	12/30/2009	50,249	5,150,000		78%
Oakleaf Village Portfolio			80%	4/30/2010		27,000,000
Oakleaf Village at Lexington	Lexington, SC	Assisted-Living Facility			67,000			94%
Oakleaf Village at Greenville	Greenville, SC	Assisted-Living Facility			65,000			83%
Terrace at Mountain Creek	Chattanooga, TN	Assisted-Living Facility	100%	9/3/2010	109,643	8,500,000		78%
Carriage Court of Hilliard	Hilliard, OH	Assisted-Living Facility	100%	12/22/2010	69,184	17,500,000		83%
Spring Village at Floral Vale	Yardley, PA	Assisted-Living Facility	100%	12/22/2010	26,146	4,500,000		98%
Forestview Manor	Meredith, NH	Assisted-Living Facility	100%	1/14/2011	34,270	10,750,000		99%
Woodland Terrace at the Oaks	Allentown, PA	Assisted-Living Facility	100%	4/14/2011	50,400	9,000,000		98%
Amber Glen	Urbana, IL	Assisted-Living Facility	80%	8/31/2012	31,250	13,622,000		65%
Mill Creek	Springfield, IL	Assisted-Living Facility	80%	8/31/2012	31,635	12,356,000		98%
Hudson Creek	Bryan, TX	Assisted-Living Facility	80%	8/31/2012	36,813	11,546,000		91%
Sugar Creek	Normal, IL	Assisted-Living Facility	80%	8/31/2012	31,090	11,963,000		94%
Woodbury Mews Portfolio	Woodbury, NJ	Assisted-Living and Independent-Living Facility	100%	10/21/2013	198,557	38,126,000		79%
Standish Village	Dorchester, MA	Assisted-Living Facility	95%	12/6/2013	76,340	15,550,000		94%
Buffalo Crossing	The Villages, FL	Assisted-Living Facility	25%	1/28/2014	112,857	(1)		40%
Compass on the Bay	Boston, MA	Assisted-Living Facility	95%	4/4/2014	28,725	11,700,000		100%
The Parkway	Blue Springs, MO	Assisted-Living and Independent-Living Facility	65%	10/2/2014	118,507	22,400,000	(2)	68%
Live Oaks Village of Hammond	Hammond, LA	Assisted-Living Facility	100%	11/14/2014	34,800	6,985,000		91%
Live Oaks Village of Slidell	Slidell, LA	Assisted-Living Facility	100%	11/14/2014	32,270	5,715,000		100%
Spring Village at Wildewood	California, MD	Assisted-Living Facility	100%	11/24/2014	30,781	9,650,000		100%
Gables of Hudson	Hudson, OH	Assisted-Living Facility	100%	12/18/2014	84,984	16,750,000		84%
Sumter Place	The Villages, FL	Assisted-Living Facility	100%	12/31/2014	138,191	48,500,000		92%
Sumter Grand	The Villages, FL	Independent Living Facility	100%	2/6/2015	186,342	31,500,000		47%
Gables of Kentridge	Kent, OH	Assisted-Living Facility	100%	4/1/2015	64,163	15,370,000		100%
Armbrook Village	Westfield, MA	Assisted-Living and Independent-Living Facility	95%	4/6/2015	109,820	30,000,000		95%
Triple-Net Leased Properties
Mesa Vista Inn Health Center	San Antonio, TX	Skilled Nursing Facility	100%	12/31/2009	55,525	13,000,000		100%
Global Inpatient Rehab Facility	Dallas, TX	Inpatient Rehabilitation Facility	100%	8/19/2010	40,828	14,800,000		100%
Rome LTACH Project	Rome, GA	Long-Term Acute Care Hospital	100%	1/12/2010	52,944	18,900,000		100%
St. Andrews Village	Aurora, CO	Assisted-Living Facility	100%	8/20/2014	346,649	42,500,000		100%
Accel at Golden	Golden, CO	Skilled Nursing Facility - Under Development	100%	4/3/2015	-	18,500,000	(2)	-
Medical Office Building Properties
Hedgcoxe Health Plaza	Plano, TX	Medical Office Building	100%	12/22/2010	32,109	9,094,000		100%
Physicians Center MOB	Bryan, TX	Medical Office Building	72%	4/2/2012	114,583	(1)		69%
Total					2,554,474	$525,927,000

(1)	This investment is accounted for on the equity method and discussed further in Note 7 to our Consolidated Financial Statements included in this report.
(2)	This represents the final budget to develop each respective project.

Expiring Leases

The following table shows tenant lease expirations related to the Company’s triple-net leased properties and medical office building properties segments for the next ten years:

		Expiration Year (1)
Segment	Total	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter
Medical office building properties:
Tenant Leases	8	2	1	-	3	2	-	-	-	-	-	-
Base Rent ($) (2)	914,000	92,000	55,000	-	499,000	268,000	-	-	-	-	-	-
% of segment base rent	100%	10%	6%	0%	55%	29%	0%	0%	0%	0%	0%	0%

Triple-net leased properties:
Tenant Leases	4	-	-	-	-	-	-	-	1	2	-	1
Base Rent ($) (2)	10,833,000	-	-	-	-	-	-	-	4,490,000	3,747,000	-	2,596,000
% of segment base rent	100%	0%	0%	0%	0%	0%	0%	0%	41%	35%	0%	24%

Total:
Base Rent ($) (2)	11,747,000	92,000	55,000	-	499,000	268,000	-	-	4,490,000	3,747,000	-	2,596,000
% of total base rent	100%	1%	0%	0%	4%	2%	0%	0%	38%	32%	0%	22%

(1)	This table excludes the Company’s senior living segment given that these properties represent month-to-month resident leases. The leases that expire in 2016 in the medical office building properties segment represent less than one percent of the Company’s consolidated revenues for the year ended December 31, 2015.

(2)	Represents the annualized minimum rents on leases in place as of December 31, 2015, excluding the impact of potential lease renewals, common area maintenance and straight-line rent that may be recognized relating to the leases.

The weighted average annual effective rent for the senior living operations segment for the year ended December 31, 2015 is $58,452 per unit, based on total revenue per unit.

The weighted average annual effective rent for the triple-net leased properties and medical office building properties segments for the year ended December 31, 2015 is $29.31 and $26.56 per square foot, based on total revenue per square foot. The weighted average remaining lease term for the triple-net leased properties and medical office building properties segments as of December 31, 2015 were 10.3 and 3.9 years.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings, claims, and disputes that arise in the ordinary course of business. As of the date hereof, we are not a party to any pending legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period covered by this report, there was no established public trading market for our shares of common stock.

On March 23, 2016, our Board of Directors approved an estimated per-share value of our common stock equal to $12.45 per share, calculated as of December 31, 2015.

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

Our board of directors also considered the qualifications of the Advisor, including its professional staff, and determined that the Advisor possesses the experience and professional competence necessary to be relied upon as an expert with respect to the valuation of our assets and liabilities and the shares of our common stock. Our Advisor prepared a report that recommended an estimated per-share value based on the appraisals prepared by HealthTrust and its own estimates of valuation with respect to our debt and non-real estate assets and liabilities. Our board of directors reviewed the report prepared by our Advisor, which recommended an estimated per-share value, and considered all information provided in light of its own knowledge regarding our assets and liabilities and unanimously agreed upon an estimated value of $12.45 per share, which is consistent with the recommendations of our Advisor and the independent appraisals.

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

The following table summarizes the material components of the estimated net asset value per share for 2015. Our estimated aggregate share value below is the same as our net asset value. It does not reflect any portfolio premium.

	December 31, 2015
Real estate assets	$60.57	(1)
Debt	(31.34	)(2)
Liquidation preference of preferred interests	(18.99	)(3)
Non real-estate assets and liabilities	2.21	(4)
Estimated net asset value per-share	12.45
Estimated enterprise value premium	None assumed
Total estimated per-share value	$12.45
Common shares outstanding	11,502,617

The estimated per-share value at December 31, 2015 was determined using a methodology that follows the recommendations of the Investment Program Association, a trade association for non-listed direct investments (the “IPA”) outlined in the IPA Practice Guideline 2013-01 titled Valuations of Publicly Registered Non-Listed REITs, which was adopted in May 2013.

(1)	Our real estate assets were appraised as of December 31, 2015 using valuation methods that we believe are typically used by investors for properties similar to ours, including capitalization of the property net operating income, comparison with sales of similar properties and a cost approach. We do not believe that there have been any material changes in the value of our real estate assets between the appraisal date and the respective reporting date. In determining the appraised value of our real estate assets, HealthTrust placed primary emphasis on a direct capitalization analysis, with the other approaches used principally to confirm the reasonableness of the value conclusion and to value assets in lease up. Using this methodology, the appraised value of our real estate assets reflects an overall increase from original purchase price, exclusive of acquisition costs, of 25.0%.

The key assumptions used by HealthTrust to value our real estate assets are as follow:

Capitalization Rates	Range	Median
Senior living operations	6.5% - 8.7%	7.1%
Medical office buildings properties	7.5% - 8.0%	7.8%
Triple-net leased properties	8.0% - 12.8%	8.6%

We believe that the assumptions employed in the property appraisals are reasonable and within the ranges used for properties similar to ours and held by investors with similar expectations to our investors. However, a change in the assumptions utilized by the independent appraisers would impact the calculation of the value of our real estate assets. For example, assuming all other factors remain unchanged, a change in the assumed capitalization rate by 0.50% would yield a change in our net asset value ranging from an increase of approximately $1.43 per share to a decrease of approximately $1.23 per share. Based upon the property net operating income for our properties as estimated by the independent appraisers, the aggregate appraised value of the portfolio was $739.5 million at December 31, 2015.

(2)	The fair value of our debt instruments was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours. Borrowing arrangements considered in determining appropriate discount rates include loan term, lender criteria and property characteristics.

(3)	The liquidation preference of preferred interests reflects the payments that would be due to our Series C Preferred Stock holder and the Series B Preferred Unit holder at December 31, 2015, as determined in accordance with the terms of the governing documents.

(4)	The fair value of our non-real estate assets and liabilities is estimated at December 31, 2015 to reflect book value given their typically short-term (less than 1 year) settlement periods. Such adjustment also includes the effect of ownership of certain of our properties by joint venture partners and the amount that would be paid to our Advisor as a promote in accordance with IPA Practice Guidelines.

Our estimated per-share value of $12.45 as of December 31, 2015 has been positively affected by the performance of our portfolio as well as the overall strength of healthcare real estate market dynamics. We previously reported estimated per-share valuations of $11.63 (as of December 31, 2013) and $10.02 (as of December 31, 2012) on Current Reports on Form 8-K dated February 28, 2014 and December 22, 2011, respectively.

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

Any repurchase requests submitted while the program is suspended will be returned to investors and must be resubmitted upon resumption of the stock repurchase program. If the stock repurchase program is resumed, we will give all stockholders notice that we are resuming redemptions, so that all stockholders will have an equal opportunity to submit shares for repurchase.

Stockholders

As of March 23, 2016, we had approximately 11.5 million shares of common stock outstanding held by 3,296 stockholders of record.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our shareholders each taxable year equal to at least 90% of our net ordinary taxable income. We may pay all or a substantial portion of our distributions from equity proceeds or from borrowings in anticipation of future cash flow. Our board generally declares distributions on a quarterly basis, based on daily record dates; such distributions are paid quarterly.

During the years ended December 31, 2015 and 2014, we paid distributions, net of any distributions reinvested, aggregating approximately $5.4 million and $5.8 million, respectively to our stockholders. From October 16, 2006 (date of inception) to December 31, 2015, distributions declared were approximately $36.5 million. Of this amount, $6.0 million has been reinvested through our distribution reinvestment plan and $29.0 million has been paid in cash to stockholders. Since inception, we have experienced a cumulative positive cash flow from operations of approximately $42.2 million. Accordingly, from our inception to date, our cash flows from operations have exceeded our total distributions.

The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2014 through December 31, 2015, aggregated by quarter.

	Distributions Declared (1)(2)			Distributions	Cash Flows from	Net (Loss)
Period	Cash	Reinvested	Total	Paid	Operations	Income
First quarter 2014	$1,486,000	$69,000	$1,555,000	$1,528,000	$3,652,000	$(91,000)
Second quarter 2014	1,452,000	88,000	1,540,000	1,486,000	2,852,000	(167,000)
Third quarter 2014	1,354,000	91,000	1,445,000	1,452,000	3,602,000	310,000
Fourth quarter 2014	1,354,000	91,000	1,445,000	1,354,000	3,091,000	435,000
	$5,646,000	$339,000	$5,985,000	$5,820,000	$13,197,000	$487,000

First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,354,000	$3,348,000	$(735,000)
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000	(1,498,000)
Third quarter 2015	1,363,000	86,000	1,449,000	1,347,000	5,515,000	(509,000)
Fourth quarter 2015	1,362,000	87,000	1,449,000	1,363,000	5,418,000	2,991,000
	$5,402,000	$343,000	$5,745,000	$5,394,000	$18,650,000	$249,000

(1)	Distributions are declared based on daily record dates and paid quarterly.
(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the years ended December 31, 2015 and 2014.

Commencing with the declaration of distribution for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on share price of $10.00).

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

Recent Sales of Unregistered Securities

Information regarding sales of unregistered securities during the period covered by this report has been previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on January 6, 2015, January 22, 2015, April 1, 2015 and May 6, 2015.

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

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance Sheet Data:
Total assets	$538,549,000	$433,834,000	$276,842,000	$231,230,000	$173,085,000
Investments in real estate, net	468,989,000	369,069,000	235,219,000	189,736,000	127,827,000
Notes payable, net	338,640,000	276,476,000	181,645,000	145,364,000	85,978,000
Stockholders’ equity	170,516,000	142,705,000	86,245,000	77,909,000	80,859,000

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Operating Data:
Revenues	$115,295,000	$81,565,000	$61,855,000	$48,633,000	$39,845,000
Property operating and maintenance	$74,301,000	$50,841,000	$37,710,000	$29,941,000	$25,317,000
General and administrative expense (1)	$2,430,000	$1,710,000	$1,639,000	$1,955,000	$4,250,000
Net income (loss)	$249,000	$487,000	$2,454,000	$(810,000)	$(5,393,000)
Noncontrolling interest	$9,147,000	$3,153,000	$566,000	$72,000	$(61,000)
Net (loss) income attributable to common stockholders	$(8,898,000)	$(2,666,000)	$1,888,000	$(882,000)	$(5,332,000)

Net (loss) income per common share attributable to common stockholders - basic and diluted	(0.77)	(0.22)	$0.15	$(0.07)	$(0.42)
Dividends declared	5,745,000	5,985,000	6,263,000	3,940,000	6,343,000
Dividends per common share (2)	$0.50	$0.50	$0.49	$0.31	$0.50
Weighted average number of shares outstanding - basic and diluted	11,485,967	12,242,324	12,734,907	12,871,670	12,704,733
Other Data:
Cash flows provided by operating activities	$18,650,000	$13,197,000	$8,891,000	$6,049,000	$2,842,000
Cash flows used in investing activities	$(100,900,000)	$(141,711,000)	$(50,223,000)	$(21,070,000)	$(21,700,000)
Cash flows provided by financing activities	$69,487,000	$142,286,000	$41,617,000	$8,556,000	$17,112,000

(1)	The Company had previously recorded income tax benefit (expense) as a component of general and administrative expenses. As of December 31, 2015, income tax benefit has been reclassified and is separately presented in the consolidated statements of operations. The presentation of prior-period information has been retrospectively adjusted and the reclassification has no impact on net income (loss).
(2)	Dividend per common share is calculated based on days outstanding during the year.

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

Our business has been managed by an external advisor since the commencement of our initial public offering in June 2008 and we have no employees. Since January 1, 2012, our Advisor has managed our business pursuant to the Advisory Agreement. Subject to certain restrictions and limitations, the Advisor is responsible for conducting our operations and managing our portfolio of real estate and real estate-related assets. In addition, to the extent we make additional investments, the Advisor is responsible for identifying and making acquisitions and investments on our behalf. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders.

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with the Investor for the purpose of obtaining equity funding to finance investment opportunities (such investments and the related agreements are referred to herein collectively as “the KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of December 31, 2015, no securities remain issuable under the KKR Equity Commitment.

As of December 31, 2015, we had issued and outstanding 11,502,617 shares of common stock and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2015 the Operating Partnership had issued and outstanding 11,522,617 Common Units, 1,000 Series A Preferred Units, and 1,586,000 Series B Preferred Units.

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that, unless the partis agree otherwise, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

We commenced an initial public offering of our common stock on June 20, 2008. We stopped making offers under the initial public offering on February 3, 2011 after raising gross offering proceeds of $123.9 million from the sale of approximately 12.4 million shares, including shares sold under the distribution reinvestment plan. On February 4, 2011, we commenced a follow-on offering of our common stock. We suspended primary offering sales in our follow-on offering on April 29, 2011 and completed the final sale of shares under the distribution reinvestment plan on May 10, 2011. We raised gross offering proceeds under the follow-on offering of $8.4 million from the sale of approximately 800,000 shares, including shares sold under the distribution reinvestment plan. On June 12, 2013, we deregistered all remaining unsold follow-on offering shares.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value.

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

Market Outlook — Real Estate and Real Estate Finance Markets

Over the last decade, both the national and most global economies have experienced increased volatility resulting in significant economic and market fluctuations. Despite certain improvements in employment trends and some positive economic indicators the economic environment and in particular capital markets continue to be unpredictable and to present challenges that may delay the implementation of our business strategy or force us to modify it.

Despite the economic conditions discussed above, the demand for health care services is projected to continue to grow for the foreseeable future. In 2015, 20% of the GDP of the United States, was spent on healthcare needs and the aging U.S. population is expected to continue to fuel the need for healthcare services. According to the US Census Department, the over age 65 population of the United States is projected to grow from 15% to 20% of the US population between 2015 and 2025, with one in five US residents expected to be over 65 years old by 2025. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Highlights for the Twelve Months Ended December 31, 2015

We made the following investments during the year:

•	We acquired Sumter Grand, a senior housing facility, for approximately $31.5 million;
•	We acquired Gables of Kentridge, a senior housing facility, for approximately $15.4 million;
•	We acquired a 95% interest in Armbrook Village, a senior housing facility, for approximately $30.0 million;
•	We closed on a commitment to fund the development of Accel at Golden, a rehab skilled nursing facility for approximately $18.5 million;
•	The development of the Parkway, a senior housing facility in which we have a 65% joint venture interest, was completed in December 2015.

Results of Operations

As of December 31, 2015, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

We purchased our first property in January 2009, and as of December 31, 2015, we owned interests in 34 properties. At the years ended December 31, 2015, 2014 and 2013, our investments by segment were as follows:

Segment (1)	2015	2014	2013
Senior living operations	26	22	17
Medical office building properties	1	1	1
Triple-net leased properties	5	4	3

(1)	In addition to our three reportable business segments, which reflect the operations of our consolidated investments, we also have investments in unconsolidated joint ventures. For the years ended December 31, 2015, 2014, and 2013 we had two, three and one investments in unconsolidated joint ventures, respectively.

In February 2015, we acquired Sumter Grand, a senior living facility. In April 2015, we acquired Gables of Kentridge, a senior living facility; a 95% joint venture in Armbrook Village, a senior living facility; and closed on a commitment to fund the development of Accel at Golden, a rehab skilled nursing facility, accounted for under a triple-net lease arrangement. In June 2015, we consolidated our interest in The Parkway and operations began in July 2015.

In January 2014, we acquired a 25% interest in a joint venture entity that developed Buffalo Crossings, a senior living facility. In April 2014, we acquired a 95% joint venture interest in Compass on the Bay, a senior living facility. In August 2014, we acquired St. Andrews Village, a senior living facility, accounted for under a triple-net lease arrangement. In October 2014, we acquired a 65% interest in a joint venture entity that developed The Parkway. In November 2014, we acquired Spring Village at Wildewood and Live Oaks Village of Hammond and Slidell, senior living facilities. In December 2014, we acquired Gables of Hudson and Sumter Place, senior living facilities. Buffalo Crossings and The Parkway are accounted for as unconsolidated joint ventures.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$30,852,000	$23,197,000	$7,655,000	33%
Triple-net leased properties	9,300,000	6,670,000	2,630,000	39%
Medical office building properties	842,000	857,000	(15,000)	(2)%
Total portfolio net operating income	$40,994,000	$30,724,000	$10,270,000	33%

Reconciliation to net income:
Net operating income, as defined (1)	$40,994,000	$30,724,000	$10,270,000	33%
Other (income) expense:
General and administrative	2,430,000	1,710,000	720,000	42%
Asset management fees	5,346,000	4,135,000	1,211,000	29%
Real estate acquisitions costs	1,466,000	2,724,000	(1,258,000)	(46)%
Depreciation and amortization	19,803,000	11,793,000	8,010,000	68%
Interest expense, net	13,777,000	9,912,000	3,865,000	39%
Change in fair value of contingent consideration	689,000	-	689,000	100%
Equity in loss from unconsolidated entities	362,000	352,000	10,000	3%
Income tax benefit	(3,128,000)	(389,000)	(2,739,000)	100%
Net income	$249,000	$487,000	$(238,000)	(49)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2015 increased to $30.9 million from $23.2 million for the year ended December 31, 2014. The increase is primarily due to the acquisition of Live Oaks Village of Hammond and Slidell, Spring Village at Wildewood, Gables of Hudson, and Sumter Place in the fourth quarter of 2014, Sumter Grand in the first quarter of 2015, and Gables of Kentridge and Armbrook Village in the second quarter of 2015.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$69,927,000	$42,338,000	$27,589,000	65%
Resident services and fee income	31,415,000	28,845,000	2,570,000	9%
Tenant reimbursement and other income	2,361,000	1,606,000	755,000	47%
Less:
Property operating and maintenance expenses	72,851,000	49,592,000	23,259,000	47%
Total portfolio net operating income	$30,852,000	$23,197,000	$7,655,000	33%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $9.3 million for the year ended December 31, 2015 compared to $6.7 million for the year ended December 31, 2014, primarily as a result of the acquisition of St. Andrews Village in the third quarter of 2014.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$9,314,000	$6,727,000	$2,587,000	38%
Tenant reimbursement and other income	1,113,000	882,000	231,000	26%
Less:
Property operating and maintenance expenses	1,127,000	939,000	188,000	20%
Total portfolio net operating income	$9,300,000	$6,670,000	$2,630,000	39%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income in 2015 was comparable to net operating income in 2014.

	Years Ended December 31,
	2015	2014	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$853,000	$857,000	$(4,000)	0%
Resident services and fee income	1,000	-	1,000	100%
Tenant reimbursement and other income	311,000	310,000	1,000	0%
Less:
Property operating and maintenance expenses	323,000	310,000	13,000	4%
Total portfolio net operating income	$842,000	$857,000	$(15,000)	(2)%

Unallocated (expenses) income

General and administrative expenses increased to $2.4 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The increase was primarily due to $0.7 million in costs incurred in connection with the evaluation by our board of directors, along with its advisors, of strategic alternatives available to the Company to maximize shareholder value.

Asset management fees increased to $5.3 million for the year ended December 31, 2015 from $4.1 million for the year ended December 31, 2014, as a result of an increased asset base.

Real estate acquisition costs decreased to $1.5 million for the year ended December 31, 2015 from $2.7 million for the year ended December 31, 2014, primarily as a result of a fewer number of acquisitions in 2015 as compared to 2014.

Depreciation and amortization increased to $19.8 million for the year ended December 31, 2015 from $11.8 million for the year ended December 31, 2014 as a result of additional depreciation and amortization resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015, which are generally amortized in the first twelve months after closing.

Interest expense, net, for the year ended December 31, 2015 increased to $13.8 million from $9.9 million for the year ended December 31, 2014, primarily due to higher debt levels associated with the acquisitions that occurred in the fourth quarter of 2014 and the first and second quarters of 2015.

The change in fair value of contingent consideration of $0.7 million for the year ended December 31, 2015 is due to a change in timing of achieving a specified net operating income threshold for the Gables of Hudson, Sumter Grand and Armbrook Village properties.

The Company recognized a loss from unconsolidated entities of $0.4 million for the year ended December 31, 2015, which was comparable to the loss recognized for the year ended December 31, 2014. The Company’s allocation of loss from unconsolidated entities relates to the operations of investments in Physicians Center MOB and Buffalo Crossings.

The income tax benefit increased to $3.1 million for the year ended December 31, 2015 from $0.4 million for the year ended December 31, 2014. The increase was primarily due to the net loss recognized at the Master TRS level. The net loss was driven by acquisition activity and the amortization of the intangible assets assigned to these properties during the purchase price allocation process.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,
	2014	2013	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$23,197,000	$18,053,000	$5,144,000	28%
Triple-net leased properties	6,670,000	5,257,000	1,413,000	27%
Medical office building	857,000	835,000	22,000	3%
Total portfolio net operating income	$30,724,000	$24,145,000	$6,579,000	27%

Reconciliation to net income:
Net operating income, as defined (1)	$30,724,000	$24,145,000	$6,579,000	27%
Other (income) expense:
General and administrative	1,710,000	1,639,000	71,000	4%
Asset management fees	4,135,000	2,944,000	1,191,000	40%
Real estate acquisitions costs	2,724,000	1,472,000	1,252,000	85%
Depreciation and amortization	11,793,000	8,691,000	3,102,000	36%
Interest expense, net	9,912,000	8,263,000	1,649,000	20%
Loss on debt extinguishment and other expense	-	352,000	(352,000)	(100)%
Equity in loss from unconsolidated entities	352,000	73,000	279,000	382%
Gain on disposition of investment in unconsolidated entity	-	(1,701,000)	1,701,000	(100)%
Income tax benefit	(389,000)	(42,000)	(347,000)	826%
Net income	$487,000	$2,454,000	$(1,967,000)	(80)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

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

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income in 2014 was comparable to net operating income in 2013.

	Years Ended December 31,
	2014	2013	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$857,000	$854,000	$3,000	0%
Tenant reimbursement and other income	310,000	297,000	$13,000	4%
Less:			$-
Property operating and maintenance expenses	310,000	316,000	$(6,000)	(2)%
Total portfolio net operating income	$857,000	$835,000	$22,000	3%

Unallocated (expenses) income

General and administrative expenses for the year ended December 31, 2014 were $1.7 million, which was comparable to the year ended December 31, 2013.

Asset management fees increased to $4.1 million for the year ended December 31, 2014 from $2.9 million for the year ended December 31, 2013, as a result of an increased asset base.

Real estate acquisition costs increased to $2.7 million for the year ended December 31, 2014 from $1.5 million for the year ended December 31, 2013, primarily as a result of more acquisitions in 2014.

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

Liquidity and Capital Resources

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP Offering. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At December 31, 2015, no securities remain issuable under the KKR Equity Commitment.

As of December 31, 2015, we had issued and outstanding 11,502,617 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2015 the Operating Partnership had issued and outstanding 11,522,617 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of December 31, 2015, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

We expect that primary sources of capital will include debt financing, net cash flows from operations and net proceeds from preferred units of partnership interest in our Operating Partnership committed and funded in accordance with the terms of the KKR Equity Commitment. We expect that our primary uses of capital will be for real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our stabilized properties with low to moderate levels of debt financing. We incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal is to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For development and value-added properties, our goal is to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we will reduce the levels of debt to fall within the loan to value target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent we do not have sufficient proceeds to repay debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

As of December 31, 2015, we had approximately $22.8 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, by reducing the amount of dividends to be paid in cash, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash available from operating cash flows.

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of December 31, 2015, our notes payable were $338.7 million ($338.6 million, net of discount).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2015, we were in compliance with all such covenants and requirements, with two exceptions. The $24.4 million Woodbury Mews Loan from Key Bank, due in October 2016 and the $38.035 million Secured KeyBank Loan due in November 2017 were out of compliance with certain financial covenants of their respective loan agreement. Both loans are secured by real estate properties and include guarantees of repayment by the Company of 25% and 35% of the outstanding loan balance, respectively. The properties are conservatively financed with loan to value ratios, based on December 31, 2015 independent appraisals, of 63% for the Woodbury Mews Loan and 61% for the Secured KeyBank Loan. At December 31, 2015, the average Woodbury Mews occupancy was below the minimum loan requirement and neither loan met the debt service coverage ratio required by the respective loan. The properties securing the loans are generating sufficient cash flow to service the existing debt but less than is required to achieve the debt service coverage ratios in the loan documents. The lender has waived compliance with these covenants for the quarter ended December 31, 2015.

We are in negotiations with the lender to restructure the Woodbury Mews loan so as to address on-going covenant defaults and extend the term of the loan. This restructure could include refinancing two of the properties in the Secured KeyBank Loan in a separate loan or loans, paying down the balance of the Secured KeyBank loan with excess refinancing proceeds, if any, and combining the remaining properties securing the Secured KeyBank Loan with the Woodbury Mews property in a single loan with financial covenants sized to cash flow from these properties. Although we have been successful in negotiating debt restructuring with lenders in the past, we cannot assure that we will be able to successfully restructure the Woodbury Mews Loan or that, if the loan is restructured, we will be able to meet the financial covenants of a restructured loan.

Any violation of financial covenants under the existing or restructured loan would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, at its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan.

Cash flows provided by operating activities for the years ended December 31, 2015 and 2014 were $18.7 million and $13.2 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $10.3 million, partially offset by the timing of cash receipts and payments.

Cash flows used in investing activities for the years ended December 31, 2015 and 2014 were $100.9 million and $141.7, respectively. The 2015 amount was due primarily to property acquisition activity in 2015, including the acquisitions of Sumter Grand, Gables of Kentridge, and Armbrook Village. The 2014 amount was comprised of the investment in Buffalo Crossings and the acquisitions of Compass on the Bay, St. Andrews Village, Spring Village at Wildewood, Live Oaks Village of Hammond and Slidell, Gables of Hudson and Sumter Place.

Cash flows provided by financing activities for the years ended December 31, 2015 and 2014 were $69.5 million and $142.3 million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and proceeds from notes payable in 2015. During 2015, the Company received $42.2 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $47.0 million related to the acquisitions of Sumter Grand, Armbrook Village and the development loan related to The Parkway. These proceeds were offset by the distributions paid to stockholders of $5.4 million and distributions paid to noncontrolling interests of $10.6 million. Financing activites in 2014 related to the KKR Equity Commitment and redemption of the Company’s common shares in 2014. During the year ended December 31, 2014, the Company received $75.1 million of net proceeds from the issuance of Series B Preferred Units, redeemed $10.6 million off its common shares, paid $5.8 million of distributions to stockholders, and paid $2.8 million of distributions to noncontrolling interests, principally to the investor in the Series B Preferred Units During the year ended December 31, 2014, the Company received proceeds from notes payable related to the acquisitions of St. Andrews Village, Spring Village at Wildewood, Live Oaks Village of Hammond and Slidell, Gables of Hudson, and Sumter Place as well as the debt refinancing of Woodland Terrace at the Oaks and Mesa Vista Inn of $104.0 million. These proceeds were offset by the Company’s repayment of notes payable of $15.5 million.

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

There may be a delay between the generation of cash available for investment and the funding of investments. During this period, proceeds from sales of securities may be held in cash or temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-cash and non-operating items included in FFO, as defined. Therefore, we use modified funds from operations (“MFFO”), which excludes from FFO real estate acquisition expenses, and non-cash amounts related to straight-line rent to further evaluate our operating performance. We compute MFFO in accordance with the definition suggested by the Investment Program Association (the “IPA”), the trade association for direct investment programs (including non-listed REITs). However, certain adjustments included in the IPA’s definition are not applicable to us and are therefore not included in the foregoing definition.

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following considerations:

•	Adjustments for straight-line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering, proceeds from the KKR Equity Commitment and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition expenses include those paid to our Advisor and to third parties.

•	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.

•	Unrealized gains or losses resulting from consolidation from, or deconsolidation to equity accounting.

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

Our calculations of FFO and MFFO for the years ended December 31, 2015, 2014, and 2013 are presented below:

	For the years ended,
	December 31, 2015	December 31, 2014	December 31, 2013
Net (loss) income attributable to common stockholders	$(8,898,000)	$(2,666,000)	$1,888,000

Adjustments:
Depreciation and amortization	19,803,000	11,793,000	8,691,000
Joint venture depreciation and amortization	398,000	617,000	653,000
Gain on disposition of investment in unconsolidated entity	-	-	(1,701,000)
Funds from operations (FFO)	$11,303,000	$9,744,000	$9,531,000

Adjustments:
Straight-line rent and above/below market lease amortization	$(829,000)	$(654,000)	$(667,000)
Real estate acquisition costs	1,466,000	2,724,000	1,472,000
Change in fair value of contingent consideration	689,000	-	-
Loss on debt extinguishment	-	-	352,000
Modified funds from operations (MFFO)	$12,629,000	$11,814,000	$10,688,000

Basic and diluted weighted average number of common shares	11,485,967	12,242,324	12,734,907
Basic and diluted FFO per weighted average share	$0.98	$0.80	$0.75
Basic and diluted MFFO per weighted average share	$1.10	$0.97	$0.84

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

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable, net	$27,343,000	$127,560,000	$105,150,000	$78,665,000	$338,718,000
Development contracts (1)	11,225,000	-	-	-	11,225,000
Real estate note receivable (1)	24,285,000	2,200,000	-	-	26,485,000
Ground leases (2)	483,000	981,000	1,016,000	14,271,000	16,751,000
	$63,336,000	$130,741,000	$106,166,000	$92,936,000	$393,179,000

(1)	The amounts presented above represent development costs and funding of a note receivable not yet incurred as of December 31, 2015. For additional details refer to Note 4 and 5.

(2)	Ground leases are operating leases with scheduled payments over the life of the respective leases which expire in the year 2040.

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

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and improvements, furnitures, fixtures and vehicles, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships, contingent considerations and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

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

Contingent considerations include earnout liabilities and are valued based on the timing of achieving a specified net operating income threshold. The fair value of the contingent consideration is calculated based on the present value of the potential earnout payment over the estimated amount of time the specified net operating income threshold is met using a market derived discount rate.

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

Impairment of Real Estate Assets and Goodwill

Real Estate Assets

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with ASC 360-10, “Property, Plant & Equipment ” when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that impairment has occurred, a write-down will be recorded to reduce the carrying amount to its estimated fair value.

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

During 2015, 2014 and 2013, we did not record any impairment charges related to our investments in real estate.

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

For the years ended December 31, 2015, 2014 and 2013, the Company elected to perform Step 1 in its evaluation of goodwill. The Company did not record any impairment charges related to our goodwill.

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

Consolidation Considerations for Our Investments in Joint Ventures

ASC 810-10, “Consolidation,” addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. We analyze our joint ventures in accordance with this accounting standard to determine whether they are variable interest entities and, if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors including the form of our ownership interest, our voting interest, the size of our investment (including loans) and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. Please refer to Note 7, Investments in Unconsolidated Entities of the accompanying consolidated financial statements.

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

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2015, we had acquired twenty-six assisted-living facilities and formed twenty-eight wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating to the variable portion of our debt financing. As of December 31, 2015, we had approximately $159.7 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR rates. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $1.6 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

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

The Board of Directors

The names, ages, principal occupations and certain other information about the members of our board of directors are set forth below. Each of our directors is elected for a one-year term ending at the 2016 annual meeting of stockholders.

Billy Butcher, age 35, is one of our KKR-selected Directors as he was elected to be one of our directors, and a member of our investment committee, on March 12, 2013 in connection with, and as a condition to, the execution of the KKR Equity Commitment. Mr. Butcher is an executive officer of Sentinel RE Investment Holdings GP LLC, which is the general partner of the Investor. Mr. Butcher is currently employed by KKR as a Member in its real estate investment business. Mr. Butcher joined KKR in 2004, and prior to KKR’s establishment of a dedicated real estate investment effort, Mr. Butcher worked in KKR’s corporate private equity business, both in the United States and internationally.

Prior to joining KKR, Mr. Butcher was employed with Goldman, Sachs & Co. He holds an A.B. from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

Romeo Cefalo, age 66, has served as one of our independent directors since August 2008 and has served as our chairman of the board since May 2014. From 2004 to 2006, Mr. Cefalo was Executive Vice President of Real Estate, Construction and New Store Development for Albertsons, Inc. He was responsible for managing Albertson’s real estate operation and $1.5 billion annual capital budget. From 2001 to 2004, Mr. Cefalo was Executive Vice President of Operations for Albertsons. His responsibilities included managing growth planning and capital budgets. From 1995 to 2001, Mr. Cefalo was President of Lucky Stores in Buena Park, California, and was responsible for $6.0 billion in sales and $400.0 million in earnings. Mr. Cefalo received his Master of Business Administration from New Hampshire College in 1984.

For the following reasons, the board concluded that Mr. Cefalo should serve as a director. In addition to his management experience, Mr. Cefalo’s specific knowledge of commercial real estate and related investment and financing activities position him very well to provide the board of directors with valuable industry-specific insight and experience.

Barry Chase, age 60, has served as one of our independent directors since September 2007. He has been actively involved in the real estate industry since 1980. Mr. Chase is the Co-Founder and Managing Principal of AVP advisors, a real estate investment management firm for institutional investors. From 2004 to present, Mr. Chase has worked for AVP advisors. As of January 1, 2015, Mr. Chase was also the Chief Executive Officer and a Managing Principal of Belay Investment Group, which is also a real estate investment management firm investing capital on behalf of institutional investors. From 2002 to 2003, Mr. Chase was a Principal of Platinum Capital advisors, and from 1998 to 2002, he was the Executive Vice President and the President of Koll Development Company’s Western Division, where he developed more than nine million square feet of office, industrial, retail and mixed-use projects.

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

Steven Pearson, age 68, has served as one of our independent directors since September 2007. He is the Executive Vice President, Chief Strategy Officer and a director for DAUM Commercial Real Estate. Mr. Pearson has been with DAUM since June 1997 and serves as a key executive responsible for the planning and execution of the company’s growth initiatives. Prior to his affiliation with DAUM, from July 1991 through May 1997, Mr. Pearson served as Senior Vice President of Coldwell Banker Commercial Affiliates, where he oversaw the design, development, and delivery of all commercial resources for Coldwell Banker.

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

Peter Sundheim, age 29, is one of our KKR-selected directors and he was elected to be one of our directors and as a member of our investment committee in November 2015 as a condition to the KKR Equity Commitment. Mr. Sundheim is currently employed by KKR as a Principal in its real estate investment business. Mr. Sundheim joined KKR in 2010, and prior to KKR’s establishment of a dedicated real estate investment effort, Mr. Sundheim worked in KKR’s corporate private equity business, as a member of the Media industry team.

Prior to joining KKR, Mr. Sundheim was employed with KSL Capital Partners, a hospitality and leisure focused private equity firm from 2008 to 2010. He holds a B.A., cum laude, from the University of Pennsylvania.

John Mark Ramsey, age 45, is our Chief Executive Officer, President and a member of our board of directors, positions he has held since December 2011. Mr. Ramsey is also Chief Executive Officer and majority owner of our Advisor, Sentio Investments, LLC, positions he has held since its formation in December 2011. Between May 2007 and December 2011, Mr. Ramsey was an owner of, and served as the Chief Executive Officer of Servant Healthcare Investments, LLC (“SHI”), which served as our sub-advisor from May 2008 through July 2011 and as our Advisor from July 2011 through December 2011. During his tenures with Sentio Investments and SHI, Mr. Ramsey has overseen all investment activity for these entities while also developing and maintaining relationships with leaders in the healthcare industry.

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

Ronald Shuck, age 67, has served as one of our independent directors since September 2008. Mr. Shuck was a shareholder with Moore Stephens Lovelace, P.A, (MSL), an accounting firm, for 26 years until his retirement as a shareholder in July 2013. He continues to serve as an advisor to MSL in relation to its senior housing practice. Mr. Shuck also helped to form Windermere Strategic Partners, LLC, an organization that provides services to developers and owners of senior housing properties. Mr. Shuck has been providing services to the senior housing and care industry for over 30 years. His comprehensive financial experience in the healthcare industry includes consulting with clients on corporate governance, strategic planning, market risk and compiling and examining financial forecasts and projections. Mr. Shuck has written articles pertaining to senior housing and care that have been published in various publications including The Wall Street Journal and Forbes Magazine. Mr. Shuck received his Bachelor of Science in Accounting from Kent State University and his Masters in Accounting from the University of Central Florida. Mr. Shuck also serves on the board of directors for the following organizations: Florida Presbyterian Home (Lakeland), St. Joseph’s John Know Village (Tampa), and Florida ALFA.

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

James Skorheim, age 64, has served as one of our independent directors since September 2007. He is a CPA, an attorney at law, a Certified Valuation Analyst, a Certified Fraud Examiner and a Certified Forensic Accountant. Since 2005, he has served as a Principal of the firm Skorheim & Associates, an accountancy corporation specializing in financial analysis and valuation in relation to commercial damages and losses. From 2000 to 2005, Mr. Skorheim was a partner in the certified public accounting and business consulting firm of Moss Adams, LLP. Prior to that, he was a partner of Coleman & Grant and Deloitte & Touche LLP.

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

Executive Officers

The following individuals serve as of our executive officers:

John Mark Ramsey is our Chief Executive Officer and President. Biographical information for Mr. Ramsey is set forth above.

Sharon Kaiser, age 71, is our Chief Financial Officer, Treasurer and Secretary, positions she has held since October 2006, November, 2011 and July 2010, respectively. Ms. Kaiser has overall responsibility for our finance and accounting. Ms. Kaiser served as our President from May 25, 2011 to December 16, 2011. Effective January 1, 2012, Ms. Kaiser was also appointed Chief Financial Officer of Sentio Investments, LLC, our Advisor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC. Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2015.

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

Executive Officer Compensation

We have no employees and our executive officers do not receive compensation directly from us for services rendered to us. During 2015 and 2014, John Mark Ramsey and Sharon Kaiser served as our executive officers and were also officers and employees of Sentio Investments, LLC, our Advisor. Mr. Ramsey and Ms. Kaiser were compensated by our Advisor, in part, for services that they provided to us. Pursuant to the terms of the Advisory Agreement in effect with our Advisor during 2015 and 2014, we were not required to reimburse our Advisor for any personnel costs incurred by our Advisor related to its employees, including any compensation paid by our Advisor to Mr. Ramsey and Ms. Kaiser. A description of the nature and amounts of fees that we paid to our Advisor during 2015 and 2014 is found below under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

We have provided below certain information regarding compensation paid to our directors for the year ended December 31, 2015.

Name	Fees Earned ($) (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Billy Butcher	32,500	—	—	32,500
Romeo Cefalo	36,250	—	—	36,250
Barry Chase	39,750	—	—	39,750
Daniel A. Decker (2)	25,250	—	—	25,250
Steven Pearson	37,500	—	—	37,500
John Mark Ramsey (3)	—	—	—	—
Ronald Shuck	40,250	—	—	40,250
James Skorheim	38,750	—	—	38,750
Peter Sundheim (4)	6,000	—	—	6,000

(1)	Includes fees paid in 2016 for services rendered in 2015.
(2)	Resigned position as a director of the Company effective September 28, 2015.
(3)	Directors who are either (i) our executive officers, or (ii) affiliated with our Advisor, do not receive compensation for services rendered as a director.
(4)	Appointed to the board of directors effective November 5, 2015.

We pay each of our outside directors for attending board and committee meetings as follows:

•	$4,500 per regular board meeting attended in person or by teleconference. We expect to hold four regular meetings per year.

•	$750 per special board meeting attended in person or by teleconference. The special board meeting fee will apply to any board meeting called by our officers that is not a regular board meeting.

•	$1,000 per committee meeting attended.

•	An additional committee chair fee of $500 per meeting for the chair of the audit committee.

•	An additional committee chair fee of $250 per meeting for the respective chairs of the compensation, investment and independent directors committees.

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

Equity Compensation Plan Information

The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2015.

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

Ownership of Equity Securities by Directors and Executive Officers

The following table sets forth information as of March 23, 2016, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 11,510,147 shares of common stock outstanding as of March 23, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
John Mark Ramsey	—	—
Sharon Kaiser	—	—
Billy Butcher	—	—
Romeo Cefalo	—	—
Barry Chase	—	—
Steven Pearson	—	—
Ronald Shuck	—	—
James Skorheim	—	—
Peter Sundheim	—	—
All current directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 23, 2016. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

Ownership of Equity Securities by Certain Beneficial Owners

The following table sets forth information as of March 23, 2016, regarding the beneficial ownership of the persons that are known to us to be the beneficial owners of more than 5% of our common stock and Series C Preferred Stock, which constitute our two classes of voting securities. The percentage of beneficial ownership is calculated based on 11,510,147 shares of common stock and 1,000 shares of Series C Preferred Stock outstanding as of March 23, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percentage of Class	Amount and Nature of Beneficial Ownership of Series C Preferred Stock (1)	Percentage of Class
Sentinel RE Investment Holdings LP (2)	15,830,938	(3)	57.9%	1,000	100%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 23, 2016. None of the securities listed are pledged as security.

(2)	These securities are held directly by Sentinel RE Investment Holdings LP. Sentinel RE Investment Holdings GP LLC is the general partner of Sentinel RE Investment Holdings LP. KKR REPA AIV-1 L.P. is the managing member of Sentinel RE Investment Holdings GP LLC. KKR Associates REPA L.P. is the general partner of KKR REPA AIV-1 L.P. KKR REPA GP LLC is the general partner of KKR Associates REPA L.P. KKR Fund Holdings L.P. is the sole member of KKR REPA GP LLC. KKR Fund Holdings GP Limited is a general partner KKR Fund Holdings L.P. KKR Group Holdings L.P. is the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P. KKR Group Limited is the general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the general partner of KKR & Co. L.P. Messrs. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. Each of Sentinel RE Investment Holdings GP LLC, KKR REPA AIV-1 L.P., KKR Associates REPA L.P., KKR REPA GP LLC, KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P., KKR Management LLC, and Messrs. Kravis and Roberts may be deemed to be the beneficial owner of the securities held by Sentinel RE Investment Holdings LP.

(3)	Represents Series B Preferred Units of our operating partnership. Subject to the terms of the Second Amended and Restated Limited Partnership Agreement of our operating partnership, dated as of August 5, 2013, and amended on December 22, 2014, entered into by and among the Company, HPC LP TRS, LLC, and Sentinel RE Investment Holdings LP, Sentinel RE Investment Holdings LP has the right to convert 1,586,000 Series B Preferred Units into 15,830,938 common units of our operating partnership, which are then exchangeable for shares of our common stock on a one-for-one basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below is a description of the transactions between our related persons and us during our most recently completed fiscal year, as well as any such currently proposed transactions and our policy regarding the review and approval of transactions involving affiliates.

Advisory Relationship with Sentio Investments

Throughout 2015 we were party to an Advisory Agreement with our external Advisor, Sentio Investments, LLC (referred to herein as our Advisor or “Sentio Investments”), which became effective on January 1, 2012 for a one year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1 of 2013, 2014, 2015 and 2016, however, as discussed below under the heading “Transition Agreement” certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with Sentio Investments.

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

Offering Stage Fees and Expenses:

•	If our board of directors determines that it is advisable and in our best interests to conduct an offering of our securities, Sentio Investments will be responsible for managing and supervising such offering activities and will be entitled to be reimbursed for organizational and offering costs paid by Sentio Investments on our behalf from the proceeds of such offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. However, Sentio Investments would be required to reimburse us to the extent that our organization and offering expenses are in excess of 15% of gross offering proceeds at the conclusion of such offering. During the year ended December 31, 2015, Sentio Investments incurred no organization and offering expenses on our behalf.

Acquisition and Operating Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments acquisition fees in an amount equal to 1.0% of the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of an investment, inclusive of the acquisition expenses associated with such investment, and the amount of any debt attributable to such investment. With respect to acquisitions made through a joint venture in which the Company is a co-venturer, the acquisition fee payable to Sentio Investments will be equal to 1.0% of the Company’s allocable portion of the amount actually paid or allocated to the purchase, development, construction or improvement of the investment, inclusive of the acquisition expenses associated with such investment, and the Company’s allocable portion of any debt attributable to such investment. An acquisition fee will be payable to Sentio Investments at the time we acquire the related investment. In addition, we are required to reimburse Sentio Investments for direct costs Sentio Investments incurs and pays to third parties in connection with the selection and acquisition of potential investments, whether or not we ultimately acquire them. During the year ended December 31, 2015, Sentio Investments earned approximately $1.4 million of acquisition fees from us and incurred no acquisition expenses on our behalf.

•	We are not required to reimburse Sentio Investments or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by Sentio Investments to its employees, and (ii) any costs related to Sentio Investments’ rent, utilities and general overhead. We are responsible for paying directly or reimbursing Sentio Investments for costs that are directly attributable to our business.

•	Under the Advisory Agreement, Sentio Investments must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets (as defined in the Advisory Agreement) or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors which it deems sufficient. If the independent directors committee does not approve such excess as being so justified, the Advisory Agreement and our charter require that any amount in excess of the 2%/25 Guidelines (an “Excess Amount”) paid to Sentio Investments during a fiscal quarter shall be repaid to us. For the four quarters ended December 31, 2015, our management fees and expenses and operating expenses totaled $7.2 million. These amounts did not exceed the greater of 2% of our average invested assets and 25% of our net income.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments a financing coordination fee for services rendered by Sentio Investments in connection with the refinancing of any of our debt obligations in an amount equal to 0.5% of the gross amount of any such refinancing, provided however, that Sentio Investments will not be entitled to a financing coordination fee in connection with the refinancing of debt obligations secured by any particular asset that was subject to a refinancing in connection with which Sentio Investments received a financing coordination fee within the immediately preceding three year period. Any such financing coordination fee is payable to Sentio Investments upon the closing of the related refinancing. During the year ended December 31, 2015, Sentio Investments earned approximately $0.0 million of financing coordination fees from us.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments a monthly asset management fee in an amount equal to one-twelfth of 1.0% of our assets under management, calculated on a monthly basis as of the last day of each month. Additionally, subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, with respect to fiscal quarters in which distributions declared to stockholders and cash available for distribution for such fiscal quarter are each at least $0.125 per share, we are also obligated to pay Sentio Investments a quarterly bonus asset management fee equal to the lesser of (i) one-fourth of 0.15% of our assets under management, calculated on a quarterly basis as of the last day of the quarter, or (ii) $150,000. During the year ended December 31, 2015, Sentio Investments earned approximately $5.5 million of asset management fees from us.

•	Subject to the limitation on fees agreed to in the Transition Agreement, if we retain Sentio Investments or one of its affiliates to manage or lease any of our properties, we will pay Sentio Investments or such affiliate a market-based fee in accordance with a separately negotiated property management, leasing and development agreement to be approved by the independent directors committee, which agreement may provide for fees similar to what other management or leasing companies generally charge for the management or leasing of similar properties, and which may include reimbursement for the costs and expenses Sentio Investments or its affiliates incurs in managing or leasing our properties. During the year ended December 31, 2015, we did not pay any property management, leasing or development fees to Sentio Investments.

Listing/ Liquidation Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, if Sentio Investments or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors committee) in connection with the sale of one or more of our properties, other than a sale in connection with a transaction in which we sell, grant, convey or relinquish our ownership of all or substantially all of our assets, we would be required to pay Sentio Investments or such affiliate at closing a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission in light of the size, type and location of the property. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. During the year ended December 31, 2015, Sentio Investments earned approximately $0.0 million of disposition fees from us.

•	As described in further detail below under “Transition Agreement” under certain circumstances, Sentio Investments may be entitled to incentive fee amounts upon a listing or liquidation of the Company, or upon a termination of the Advisory Agreement. During the year ended December 31, 2015, we did not pay any incentive fees to Sentio Investments related to listing or liquidation of the Company, or a termination of the Advisory Agreement.

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

Transition Agreement

In connection with entering into the KKR Equity Commitment on February 10, 2013 (the “Commitment Effective Date”), we entered into the Transition Agreement with Sentio Investments and the Investor. The Transition Agreement sets forth the terms for our transition from our current externally-advised structure to an internal management structure. The Transition Agreement provides that the existing external advisory structure will remain in place upon substantially the same terms, unless the parties agree otherwise, as currently in effect until February 10, 2017, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

As noted above, Mr. Ramsey is the Chief Executive Officer and majority owner of Sentio Investments, and Ms. Kaiser is an executive officer and an employee of Sentio Investments.

The Transition Agreement limits the amount of the fees payable under our existing Advisory Agreement with Sentio Investments. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement are limited to an amount no more than (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Fee Amount”) during the one-year period following the Commitment Effective Date, and (2) $3.2 million plus any remaining portion of the Excess Fee Amount during the period from the first to the second anniversary of the Commitment Effective Date. The maximum aggregate amount of such fees payable to the Advisor from the Commitment Effective Date through the second anniversary of the Commitment Effective Date under these limits was $9.6 million (the “Maximum Fee Amount”). Solely with respect to any fees earned by the Advisor during the period from the first to the second anniversary of the Commitment Effective Date in excess of the Maximum Fee Amount, such fees will be included in fees payable during the one-year period following the second anniversary of the Commitment Effective Date, subject to a maximum amount of $1.0 million. For the one-year period from the second to the third anniversary of the Commitment Effective Date, as well as for the one-year period from the third to the fourth anniversary of the Commitment Effective Date, the same limits will apply to the aggregate fees the Advisor can earn such that the aggregate amount of such fees payable to the Advisor from the second anniversary to the fourth anniversary of the Commitment Effective Date is equal to the Maximum Fee Amount. As of November 2015, the “Maximum Fee Amount” that could be earned from February 10, 2013 to February 10, 2015 of $9.6 million had been met.

The Transition Agreement also amends the Advisory Agreement to modify the terms of the subordinated incentive fees to which our Advisor may be entitled under certain circumstances. Specifically, the Transition Agreement provides for the following possible incentive amounts to be payable to our Advisor:

•	Subordinated Sales and Financings Promote . A subordinated sales and financings promote may be payable to the Advisor upon a distribution to holders of shares of our common stock outstanding as of the Commitment Effective Date (the “Legacy Common Shares”) resulting from a sale and financing of one or more of our assets, which will be determined and paid as an amount of shares of common stock equal to the ratio of:

o	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share cash distributions to the holders of the Legacy Common Shares in respect of cash from sales and financings, plus (ii) the total amount of all previous dividends or distributions paid on the Legacy Common Shares since the date of the inception of the Company’s initial public offering; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the date of the closing of the applicable sale or financing on the Legacy Common Shares;

over:

o	the net asset value per share of common stock as of the closing of the applicable sale or financing (as defined in the Transition Agreement).

However, if the subordinated sales and financings promote is payable as the result of a sale of all or substantially all of the assets of the Company, then the promote will be paid in cash rather than shares of common stock.

•	Subordinated Internalization Promote . In connection with a termination of the Advisory Agreement upon consummation of an internalization, the Advisor may be entitled to a subordinated internalization promote determined and paid on the third anniversary of the Commitment Effective Date (unless delayed in accordance with the Transition Agreement), in an amount consisting of the sum of:

o	a cash payment equal to 40% of:

▪	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share net asset value on the determination date, plus (ii) the total amount of dividends or distributions paid on the Legacy Common Shares from date from inception of the Company’s initial public offering through the determination date; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the determination date on the Legacy Common Shares (such amount, the “Subordinated Internalization Cash Amount”); and

an amount of shares of common stock equal to the ratio of:

▪	60% of the Subordinated Internalization Cash Amount;

over:

▪	the net asset value per share of common stock as of the determination date (as defined in the Transition Agreement).

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

Upon the internalization date established pursuant to the Transition Agreement, we will acquire all of the Advisor’s assets that are reasonably necessary for the management and operation of our business (we refer to such a transaction as an internalization). On or prior to the internalization date, our Advisor will facilitate our efforts to hire the employees of the Advisor. With respect to certain key persons, we will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to our hiring of all key personnel. Upon an internalization or a Liquidation Event (as defined in the investor rights agreement entered in connection with the KKR Equity Commitment), then our Advisor will receive a fee in an amount that is the lesser of (i) $3.0 million, and (ii) the remaining portion of the $9.6 million maximum fee amount, if any, not previously paid to our Advisor.

In connection with entering into the Transition Agreement, we and our Advisor have generally agreed not to terminate the Advisory Agreement without the prior consent of the Investor.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units of our operating partnership. The terms of the KKR Equity Commitment and the related agreements and securities are described in detail in our Current Reports on Form 8-K filed with the SEC on February 12, 2013, December 30, 2014, January 22, 2015, February 27, 2015, April 1, 2015 and May 6, 2015.

Billy Butcher, who has served as one of our directors since March 12, 2013 and was elected to be one of our directors in connection with, and as a condition to, the execution of KKR Equity Commitment is an executive officer of Sentinel RE Investment Holdings GP LLC, which is the general partner of the Investor. Mr. Butcher is also employed by KKR as a Member in its Real Estate business.

Daniel Decker who served as one of our directors from March 12, 2013 through September 28, 2015 and was elected to be one of our directors in connection with, and as a condition to, the execution of KKR Equity Commitment. Mr. Decker is associated with the Investor and KKR. Mr. Decker, through an entity that he owns, is a co-investor with the Investor in us in connection with the KKR Equity Commitment.

On November 5, 2015, in fulfillment of obligations pursuant to the KKR Equity Commitment, our board of directors elected Mr. Peter Sundheim to fill the vacancy left by the departure of Mr. Daniel Decker. Mr. Sundheim is currently employed by KKR as a Principal in its real estate investment business.

As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represent, in the aggregate, approximately, 57.9% of the outstanding shares of common stock. At December 31, 2015, no securities remain issuable pursuant to the KKR Equity Commitment.

Transactions Pursuant to the KKR Equity Commitment in 2015

On January 16, 2015, in connection with the KKR Equity Commitment, the Operating Partnership, agreed to issue 419,120 Series B Preferred Units to the Investor and the Investor agreed to fund $41.9 million related to a construction loan pursuant to a draw schedule (the “Georgetown Put Exercise”), subject to the terms and conditions set forth in a letter agreement dated January 16, 2015 (the “January Letter Agreement”). The January Letter Agreement divided the issuance of the Series B Preferred Units related to the Georgetown Put Exercise into two issuances. The first issuance in the amount of 155,000 Series B Preferred Units occurred on January 16, 2015. The second issuance was to occur upon the receipt of all necessary lender consents to a “change-of-control” transaction.

On March 26, 2015, in connection with the KKR Equity Commitment, the Investor agreed to purchase 166,800 Series B Preferred Units for $16.7 million (the “March Put Exercise”), subject to the terms and conditions set forth in a letter agreement dated March 26, 2015 (the “March Letter Agreement”). The March Letter Agreement divided the issuance of the Series B Preferred Units related to the March Put Exercise into two issuances. The first issuance was deemed to be 135,980 Series B Preferred Units previously issued on January 16, 2015 in connection with the Georgetown Put Exercise; in connection with the first issuance, the Investor funded $13.6 million to us. The second issuance was to occur upon our receipt of all necessary lender consents to a “change- of-control” transaction. Upon the issuance of the remaining 30,820 Series B Preferred Units related to the March Put Exercise the Investor was required to advance a purchase price of $3.1 million. Further, the first issuance related to the Georgetown Put Exercise was deemed to be 19,020 Series B Preferred Units and thus 400,100 Series B Preferred Units remained to be issued at the second issuance for the Georgetown Put Exercise.

On May 1, 2015, we received all lender consents necessary to a consummate a “change of control” event and through the Operating Partnership issued 430,920 Series B Preferred Units to the Investor, the balance of the units remaining to be issued pursuant to the January Letter Agreement and the March Letter Agreement. The units are convertible into approximately 4,300,599 shares of our common stock at the currently effective conversion price. In addition, in connection with the issuance, the Investor funded $3.1 million to the Company in payment for the units issued for the March Put Exercise.

Also on May 1, 2015, a purchase of securities (the “Golden Put Exercise”) was completed by the Investor pursuant to the KKR Equity Commitment. Pursuant to the Golden Put Exercise, the Investor purchased 53,760 newly-issued Series B Preferred Units, which are convertible into approximately 536,527 shares of the Company’s common stock at the currently effective conversion price, for an aggregate purchase price of $5.38 million. The Company invested the net proceeds from the Golden Put Exercise to acquire an interest in Accel at Golden. Accel at Golden is a 112,500 square foot transitional care skilled nursing development located in Golden, Colorado.

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

REPORT OF THE INDEPENDENT DIRECTORS COMMITTEE

Review of our Policies

The independent directors committee of our board of directors has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy

From June 2008 through May 2011, we conducted a public offering of our shares of common stock pursuant to a primary and distribution reinvestment plan offering. At the termination of the offering period we had raised gross offering proceeds of approximately $132.3 million from the sale of approximately 13.2 million shares of common stock. The decision to cease our offering stage was prompted by uncertainty associated with our consideration of various strategic alternatives to enhance value for stockholders. In October 2011, our independent directors committee concluded its analysis of strategic alternatives and determined that the Company was well positioned as an investment program with a continued focus on healthcare real estate.

In June 2013, we registered up to $99 million of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan. As of December 31, 2015, we had raised gross offering proceeds of approximately $796,000 from the sale of approximately 70,000 shares of common stock. We expect to use substantially all of the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to, reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition of assets; the repayment of debt; and other cash uses related to our investments, such as making capital and tenant improvements or paying leasing costs and commissions related to real property. We cannot predict with any certainty how much, if any, distribution reinvestment plan proceeds will be available for specific purposes.

In February 2013, we executed the KKR Equity Commitment transaction, discussed in further detail above under the heading “KKR Equity Commitment” pursuant to which we issued preferred stock in us and preferred units our operating partnership in exchange for $158.7 million in equity capital for the acquisition of healthcare related investments. As of December 31, 2015, we had committed the equity funding received pursuant to the KKR Equity Commitment and invested the proceeds raised in our public offerings. For the year ended December 31, 2015, the costs of raising capital in our distribution reinvestment plan and pursuant to the KKR Equity Commitment represented less than 1.0% of the capital raised.

Our board of directors, including all of our independent directors, continues to evaluate the market for healthcare related real estate acquisitions consistent with our investment objectives and to the extent our board of directors determines it is in the best interest of our stockholders to obtain additional sources of capital for the acquisition of additional investments we may raise additional offering proceeds.

Acquisition and Investment Policies

Our objective has been to acquire a long-term stabilized portfolio of real estate properties that consists of at least 50% core plus properties (fully stabilized properties). We may also acquire value-added (properties that are not fully stabilized) and opportunistic properties (properties that require development or redevelopment to achieve stabilization). And we may acquire more value-added and opportunistic properties than core plus properties, with a view to achieving a more balanced portfolio of properties through a combination of development efforts, refinancing and subsequent acquisitions.

We have focused on acquiring and developing a portfolio of healthcare properties. Healthcare real estate includes a variety of products, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities and outpatient centers. We currently operate in three business segments: senior living operations, triple-net leased properties and medical office building properties. Currently the majority of our portfolio is concentrated in senior living operations.

In 2015, 20% of the GDP of the United States, was spent on healthcare needs and the aging U.S. population is expected to continue to fuel the need for healthcare services. According to the US Censes Department, the over age 65 population of the United States is projected to grow from 15% to 20% of the US population between 2015 and 2025, with one in five US residents expected to be over 65 years old by 2025.

The healthcare real estate market remains fragmented with a largely local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid while allowing us to capitalize on the favorable demographic trends described above.

Although we have focused on acquiring and developing a portfolio of healthcare properties and real estate-related assets, we may also invest in other real estate-related assets that we believe may assist us meet our investment objectives. Our charter limits our investments in unimproved real property or mortgage loans on unimproved real property to 10% of our total assets, but we are not otherwise restricted in the proportion of net proceeds from this offering that we must allocate to investment in any specific type of property.

We believe that our current acquisition and investment policies continue to be in the best interests of our stockholders.

Borrowing Policy

Debt Financing. When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both. For our stabilized core properties, our long-term goal is to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal is to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. We may exceed these debt levels on an individual property basis. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

Other Indebtedness. We may also incur indebtedness for working capital requirements, tenant improvements, capital improvements, leasing commissions and, if necessary, to make distributions, including those necessary to maintain our qualification as a REIT for federal income tax purposes. We will endeavor to borrow such funds on an unsecured basis but we may secure indebtedness with properties if our independent directors committee determines that it is in our best interests.

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

Generally accepted accounting principles may require that the financial statements of the acquisition holding company be consolidated with our financial statements. If this is the case, assets and liabilities of the acquisition holding company will be reflected on our balance sheet. If there is no requirement that the acquisition holding company’s financial statements be consolidated with our financial statements, we may nevertheless be required to disclose information about the transactions of the acquisition holding company as off-balance sheet arrangements under the rules of the Securities and Exchange Commission.

Our charter limits our borrowings to 300% of our net assets (equivalent to 75% of the cost of our tangible assets) unless the excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation from our independent directors of the justification for the excess borrowing. There is no limitation on the amount we may borrow for the purchase of any single property; however, as noted above, we will not borrow in excess of 300% of our net assets (equivalent to 75% of the cost of the asset) without the approval of our independent directors committee.

Disposition Policy

Our goal in selling properties is to achieve maximum capital appreciation, although we cannot guarantee that this objective will be realized. Our general policy is to sell our properties for all cash. When we sell a property, we may, under limited circumstances, lend the purchaser a portion of the purchase price, provided that the aggregate amount of all mortgage loans outstanding on the property, including the loan we may make to the purchaser, may not exceed 85% of the appraised value of the property as determined by an independent appraiser, unless substantial justification exists. Our disposition policy provides us with the flexibility to time and structure property sales in a manner that optimizes our investment return. For this reason, we believe the current disposition policy is in the best interests of our stockholders.

Policy Regarding Operating Expenses

We are not required to reimburse our advisor or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by our advisor related to its employees, and (ii) any costs related to our advisor’s rent, utilities and general overhead. We are responsible for paying directly or reimbursing our advisor for costs that are directly attributable to our business. Under our advisory agreement, our advisor must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors. The independent directors committee will not approve any operating expenses (other than those determined to be justified based on unusual and non-recurring factors) if, in its reasonable discretion, the independent directors committee determines that such operating expenses, considered together with operating expenses previously approved for the relevant period, as well as estimated operating expenses for the remainder of the relevant period, would exceed the 2%/25% Guidelines. Operating expenses for the four fiscal quarters ended December 31, 2015 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2015, total operating expenses represented approximately 1.4% of our average invested assets and 18% of our net income before such operating expenses (both as defined in the Guidelines), respectively.

Liquidation or Listing Policy

We believe it is in the best interest of our stockholders not to list our common shares on a national exchange at this time for the following reasons. First, our board of directors, including all of our independent directors, continues to evaluate the market for healthcare related real estate acquisitions consistent with our investment objectives and may determine that it is in the best interest of our stockholders to acquire additional investments. We believe that remaining unlisted provides us increased flexibility to continue to raise new equity and purchase additional properties. Second, we believe it is currently more cost effective to remain unlisted and utilize our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares were offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of allowing the portfolio to mature. In making the decision of whether to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

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

Certain Transactions with Related Persons

The independent directors committee has reviewed the material transactions between our affiliates and us since the beginning of 2015, all of which were approved in advance in accordance with our policy described above, and the terms of which are disclosed herein under the heading “Certain Transactions with Related Persons.” Based upon our review of these transactions and of the fees paid to affiliates of the Company since the beginning of 2015, we believe that all of the transactions have been fair and reasonable to the Company and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

March 23, 2016	The Independent Directors Committee of the Board of Directors

Romeo Cefalo (Chairman), Barry Chase, Steven Pearson,

Ronald Shuck and James Skorhiem

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

The following table presents the aggregate fees billed to us for the years ended December 31, 2015 and 2014 by our principal accounting firm:

Services	2015	2014
Audit Fees (1)	$292,000	$332,100
Audit-Related Fees	40,000	87,350
Tax Fees (2)	—	—
All Other Fees	—	—
Total	$332,000	$419,450

(1)	Audit fees billed in 2015 and 2014 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.
(2)	Tax services billed in 2015 and 2014 consisted of tax compliance and tax planning and advice.

Pre-Approval Polices

The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC which are approved by the audit committee prior to the completion of the audit. All services rendered by our independent registered public accounting firms for the years ended December 31, 2015 and 2014 were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

		Report of Independent Registered Public Accounting Firm (KPMG LLP)

		Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

		Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

		Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		Schedule III — Real Estate and Accumulated Depreciation

	(3)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sentio Healthcare Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orlando, Florida
March 28, 2016

Certified Public Accountants

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$22,801,000	$35,564,000
Investments in real estate:
Land	47,196,000	42,266,000
Buildings and improvements, net	397,234,000	306,788,000
Furniture, fixtures and vehicles, net	12,660,000	8,987,000
Construction in progress	5,168,000	-
Intangible lease assets, net	6,731,000	11,028,000
	468,989,000	369,069,000
Real estate note receivable	15,427,000	-
Deferred financing costs, net	3,352,000	3,338,000
Investment in unconsolidated entities	880,000	5,146,000
Tenant and other receivables, net	5,751,000	4,037,000
Deferred costs and other assets	8,636,000	5,554,000
Restricted cash	6,748,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$538,549,000	$433,834,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$338,640,000	$276,476,000
Accounts payable and accrued liabilities	22,575,000	10,178,000
Prepaid rent and security deposits	5,368,000	3,029,000
Distributions payable	1,450,000	1,446,000
Total liabilities	368,033,000	291,129,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,502,617 and 11,472,765 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	115,000	115,000
Additional paid-in capital	61,385,000	66,792,000
Accumulated deficit	(27,612,000)	(18,714,000)
Total stockholders' equity	33,888,000	48,193,000
Noncontrolling interests:
Series B convertible preferred OP units	132,164,000	91,088,000
Other noncontrolling interest	4,464,000	3,424,000
Total equity	170,516,000	142,705,000
Total liabilities and equity	$538,549,000	$433,834,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2014 and 2013

	December 31,
	2015	2014	2013
Revenues:
Rental revenues	$80,094,000	$49,922,000	$35,357,000
Resident fees and services	31,416,000	28,845,000	24,888,000
Tenant reimbursements and other income	3,785,000	2,798,000	1,610,000
	115,295,000	81,565,000	61,855,000
Expenses:
Property operating and maintenance	74,301,000	50,841,000	37,710,000
General and administrative	2,430,000	1,710,000	1,639,000
Asset management fees	5,346,000	4,135,000	2,944,000
Real estate acquisition costs	1,466,000	2,724,000	1,472,000
Depreciation and amortization	19,803,000	11,793,000	8,691,000
	103,346,000	71,203,000	52,456,000
Income from operations	11,949,000	10,362,000	9,399,000

Other (income) expense:
Interest expense, net	13,777,000	9,912,000	8,263,000
Change in fair value of contingent consideration	689,000	-	-
Equity in loss from unconsolidated entities	362,000	352,000	73,000
Loss on debt extinguishment and other expense	-	-	352,000
Gain on disposition of investment in unconsolidated entity	-	-	(1,701,000)
Net (loss) income before income taxes	(2,879,000)	98,000	2,412,000
Income tax benefit	(3,128,000)	(389,000)	(42,000)
Net income	249,000	487,000	2,454,000
Preferred return to series B preferred OP units	8,827,000	2,567,000	244,000
Net income attributable to other noncontrolling interests	320,000	586,000	322,000
Net (loss) income attributable to common stockholders	$(8,898,000)	$(2,666,000)	$1,888,000

Basic and diluted weighted average number of common shares	11,485,967	12,242,324	12,734,907
Basic and diluted net (loss) income per common share attributable to common stockholders	$(0.77)	$(0.22)	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

	Preferred Stock		Common Stock				Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2012	-	$-	12,807,673	$128,000	$91,589,000	$(17,936,000)	$73,781,000	$4,128,000	$77,909,000
Issuance of Common Stock	-	-	5,204	-	52,000	-	52,000	-	52,000
Issuance of Series C Preferred Stock	1,000	-	-	-	100,000	-	100,000	-	100,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	15,100,000	15,100,000
Redeemed Shares	-	-	(204,343)	(2,000)	(2,041,000)	-	(2,043,000)	-	(2,043,000)
Offering Costs	-	-	-	-	(91,000)	-	(91,000)	-	(91,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	275,000	275,000
Distributions	-	-	-	-	(6,263,000)	-	(6,263,000)	(1,248,000)	(7,511,000)
Net income	-	-	-	-	-	1,888,000	1,888,000	566,000	2,454,000
BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000
Issuance of Common Stock	-	-	27,407	-	308,000	-	308,000	-	308,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	75,015,000	75,015,000
Redeemed Shares	-	-	(1,163,176)	(11,000)	(10,588,000)	-	(10,599,000)	-	(10,599,000)
Offering Costs	-	-	-	-	(289,000)	-	(289,000)	-	(289,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	293,000	293,000
Distributions	-	-	-	-	(5,985,000)	-	(5,985,000)	(2,770,000)	(8,755,000)
Net (loss) income	-	-	-	-	-	(2,666,000)	(2,666,000)	3,153,000	487,000
BALANCE - December 31, 2014	1,000	$-	11,472,765	$115,000	$66,792,000	$(18,714,000)	$48,193,000	$94,512,000	$142,705,000
Issuance of Common Stock	-	-	29,852	-	347,000	-	347,000	-	347,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	42,050,000	42,050,000
Offering Costs	-	-	-	-	(9,000)	-	(9,000)	-	(9,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	1,498,000	1,498,000
Distributions	-	-	-	-	(5,745,000)	-	(5,745,000)	(10,579,000)	(16,324,000)
Net (loss) income	-	-	-	-	-	(8,898,000)	(8,898,000)	9,147,000	249,000
BALANCE - December 31, 2015	1,000	$-	11,502,617	$115,000	$61,385,000	$(27,612,000)	$33,888,000	$136,628,000	$170,516,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$249,000	$487,000	$2,454,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	905,000	589,000	429,000
Depreciation and amortization	19,803,000	11,793,000	8,691,000
Straight-line rent and above/below market lease amortization	(829,000)	(686,000)	(639,000)
Gain on disposition of investment in unconsolidated entity	-	-	(1,701,000)
Change in fair value of contingent consideration	689,000	-	-
Amortization of loan discount/premium	(60,000)	(63,000)	(70,000)
Equity in loss from unconsolidated entities	362,000	352,000	73,000
Bad debt expense	263,000	276,000	50,000
Deferred tax benefit	(3,260,000)	(869,000)	(549,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,044,000)	(125,000)	(451,000)
Deferred costs and other assets	702,000	(186,000)	83,000
Restricted cash	(372,000)	(65,000)	(366,000)
Prepaid rent and tenant security deposits	1,464,000	887,000	117,000
Accounts payable and accrued expenses	(222,000)	807,000	770,000
Net cash provided by operating activities	18,650,000	13,197,000	8,891,000
Cash flows from investing activities:
Real estate acquisitions	(69,311,000)	(135,018,000)	(53,677,000)
Additions to real estate	(3,099,000)	(1,501,000)	(644,000)
Construction in progress	(11,734,000)	-	-
Real estate note receivable	(15,427,000)	-	-
Purchase of an interest in an unconsolidated entity	-	(4,837,000)	-
Proceeds from disposition of investment in unconsolidated entity	-	-	3,534,000
Restricted cash	(454,000)	(501,000)	257,000
Acquisition deposits	(1,084,000)	(490,000)	(120,000)
Distributions from unconsolidated entities	209,000	636,000	427,000
Net cash used in investing activities	(100,900,000)	(141,711,000)	(50,223,000)
Cash flows from financing activities:
Proceeds from issuance of series B preferred OP units, net	42,174,000	75,145,000	15,126,000
Proceeds from the issuance of Series C preferred stock	-	-	100,000
Redeemed shares	-	(10,599,000)	(2,043,000)
Proceeds from notes payable	47,012,000	104,095,000	55,885,000
Repayment of notes payable	(3,138,000)	(15,515,000)	(19,534,000)
Offering costs	(9,000)	(289,000)	(91,000)
Deferred financing costs	(552,000)	(1,961,000)	(698,000)
Noncontrolling interest contribution	-	-	275,000
Distributions paid to series B preferred OP units and other noncontrolling interests	(10,579,000)	(2,770,000)	(1,248,000)
Distributions paid to stockholders	(5,394,000)	(5,820,000)	(6,155,000)
Restricted cash	(27,000)	-	-
Net cash provided by financing activities	69,487,000	142,286,000	41,617,000
Net (decrease) increase in cash and cash equivalents	(12,763,000)	13,772,000	285,000
Cash and cash equivalents - beginning of year	35,564,000	21,792,000	21,507,000
Cash and cash equivalents - end of year	$22,801,000	$35,564,000	$21,792,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,701,000	$9,215,000	$7,829,000
Cash paid for income taxes	$154,000	$451,000	$464,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,362,000	$1,354,000	$1,528,000
Distributions reinvested	$4,000	$31,000	$61,000
Note payable assumed in connection with real estate acquisitions	$18,350,000	$6,594,000	$-
Equity contribution by noncontrolling interest	$1,498,000	$293,000	$-
Consolidation of a previously held investment in an unconsolidated entity	$3,676,000	$-	$-
Accrued preferred stock offering costs	$124,000	$130,000	$26,000
Accrued deferred acquisition costs	$-	$302,000	$-
Accrued additions to real estate	$1,002,000	$43,000	$26,000

The accompanying notes are an integral part of these consolidated figures

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015, 2014 and 2013

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of December 31, 2015, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 2), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 2), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of December 31, 2015, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Equity Issuances

Our charter authorizes the issuance of up to 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share.

From June 2008 until May 2011, we conducted public offerings of our shares of common stock. Our initial public offering terminated on February 3, 2011, immediately prior to commencement of our follow-on public offering on February 4, 2011. As of the termination of the offerings in 2011, we had sold a total of 13.3 million shares of our common stock pursuant to our initial and follow-on public offerings for aggregate gross proceeds of $132.3 million.

On February 10, 2013, we entered into a series of agreements, which have been amended at various times after February 10, 2013, with the Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, the Company authorized and issued 1,000 shares of Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), representing an aggregate issuance amount of $100,000. The Operating Partnership could issue Series B Preferred Units up to an aggregate issuance amount of $158.6 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and of the Company to draw funds under the KKR Equity Commitment were subject to various conditions, limitations and penalties. At December 31, 2015, no securities remain issuable under the KKR Equity Commitment.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to our distribution reinvestment plan. The purchase price for shares offered pursuant to the distribution reinvestment plan offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The distribution reinvestment plan offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, the distribution reinvestment plan offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016, the distribution reinvestment plan offering shares are being offered at $12.45, which is our most recent estimated per-share value. As of December 31, 2015, we had sold a total of 613,463 shares of our common stock pursuant to our distribution reinvestment plan offering for aggregate gross proceeds of $5.9 million.

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

Restricted Cash

Restricted cash represents cash held in interest bearing accounts and amounts related to impound reserve accounts for property taxes and insurance as required under the terms of mortgage loan agreements. Based on the intended use of the restricted cash, we have classified changes in restricted cash within the statements of cash flows as operating, investing or financing activities.

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

Real Estate Purchase Price Allocation

We allocate the purchase price of our properties in accordance with ASC 805-10, “Business Combinations.” Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and improvements, furnitures, fixtures and vehicles, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships, contingent considerations and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

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

We amortize the value of in-place leases and above and below market leases over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the tenant improvements, intangible lease assets or liabilities and the in-place lease value will be immediately charged to expense. The value of the tenant improvements is amortized over an estimated useful life of three to five years.

Contingent considerations include earnout liabilities and are valued based on the timing of each respective property achieving a specified net operating income threshold. The fair value of the contingent consideration is calculated based on the present value of the earnout payment at the point in time the specified net operating income threshold is met using a market derived discount rate.

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

During 2015, 2014 and 2013, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

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

For the years ended December 31, 2015, 2014 and 2013, the Company performed Step 1 in its evaluation of goodwill. The Company did not record any impairment charges related to our goodwill.

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

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2015 and 2014 provisions for bad debts amounted to approximately $263,000 and $276,000, respectively. The allowance for tenant receivables is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized on a straight-line basis which approximates the effective interest rate method over the contractual terms of the respective financings.

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

Noncontrolling Interest in Consolidated Subsidiaries

Noncontrolling interests include the portion of consolidated entities that are not owned by the Company, and the KKR net investment of $158.6 million in Series B Preferred Units. The Series B Preferred Units have a liquidation preference that is determined as the greater of: (i) $100 per unit, plus accrued and unpaid distributions or (ii) the distribution that would be made on number of common shares into which shares of Series B Preferred Units could be converted.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, real estate note receivable, tenant and other receivables, net, restricted cash, notes payable, net, accounts payable and accrued liabilities, prepaid rent and security deposits and distributions payable. With the exception of notes payable and our contingent consideration discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

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

Reclassifications

Reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. The Company had previously recorded income tax benefit as a component of general and administrative expenses. As of December 31, 2015, income tax benefit has been reclassified and is separately presented in the consolidated statement of operations. The presentation of prior-period information has been retrospectively adjusted and the reclassification has no impact on net income.

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)", which amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This ASU retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The new guidance will be effective for the Company beginning on January 1, 2019 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The new guidance will be effective for the Company beginning on January 1, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

4. Acquisitions

 2015 Acquisitions

Sumter Grand

On February 6, 2015, through a wholly owned subsidiary, we acquired real estate property (“Sumter Grand”) from an unaffiliated third party, for an initial purchase price of $31.5 million, with additional proceeds, of up to $8.5 million payable to the seller if certain net operating income thresholds are met, for a maximum purchase price of $40.0 million. Sumter Grand, which opened in December 2014, is a 150-unit independent living facility located in The Villages, Florida. We funded the purchase of Sumter Grand with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment, on December 30, 2014 and with proceeds from a mortgage loan from KeyBank National Association, Inc. (“KeyBank”), an unaffiliated lender, as described in Note 8.

Gables of Kentridge

On April 1, 2015, through wholly owned subsidiaries, we acquired real estate property (“Gables of Kentridge”) from Kentridge at Golden Pond, LTD and Great-Kent, LLC (collectively, the “Sellers”), neither of which are affiliated with us or our Advisor, for a purchase price of $15.4 million. Gables of Kentridge is located in Kent, Ohio and has a total of 92 beds in 91 units, which are dedicated to both assisted living and memory care. Prior to the completion of this transaction, Gables of Kentridge was operated by Gables Management Company, Inc. (“Gables Management”). Gables Management has been retained by Arrow Senior Living to sub-manage on a fee basis. Gables Management is also the sub-manager of the Gables of Hudson property acquired in 2014. We funded the purchase of Gables of Kentridge with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment, as described in Note 14, and an assumption of HUD debt in the amount of $9.1 million ($9.0 million, net of discount), as described in Note 8.

Armbrook Village

On April 6, 2015, through wholly owned subsidiaries, we acquired a 95% interest in a joint venture entity that owns Armbrook Village for an initial purchase price of $30.0 million, with additional proceeds, of up to $3.6 million payable to the seller if certain net operating income thresholds are met, for a maximum purchase price of $33.6 million. We funded the purchase of our interest in Armbrook Village with proceeds from the sale of Series B Preferred Units to the Investor, pursuant to the KKR Equity Commitment, and with proceeds from a mortgage loan from M&T Bank, an unaffiliated lender, as described in Note 8. Armbrook Village, which opened in April 2013, is a senior living community that consists of 46 independent living units, 51 assisted living units, and 21 memory care units located in Westfield, Massachusetts. Senior Living Residences, LLC and its affiliates (collectively, “SLR”), which is not affiliated with us, is our joint venture partner and manages Armbrook Village. Prior to the completion of this transaction, Armbrook Village was operated by SLR and owned by a local Westfield commercial developer, which is not affiliated with us. SLR also manages Standish Village and Compass on the Bay.

Parkway

In October 2014, we invested approximately $3.5 million to acquire a 65% interest in a joint venture entity that was formed to develop The Parkway, in Blue Springs, Missouri. We funded our investment in the joint venture from available cash. The Parkway, a 142-unit senior housing facility, offers a continuum of care including independent living, assisted living, and memory care. O’Reilly Development Company (“ODC”), which is not affiliated with us, invested approximately $1.5 million for a 32.5% interest in the joint venture entity. ODC is the developer and our joint venture partner in the $22.4 million project. The Company’s initial investment of $3.5 million was accounted for as an equity method investment because the Company was deemed to have limited control or direction of the activities that most significantly impact the entity’s performance during the development phase. As of June 30, 2015, certain construction risks assumed by ODC had been significantly mitigated due to the execution of the development phase and initial lease up of the project. Therefore, as of June 30, 2015, the Company determined it is the primary beneficiary and holds a controlling financial interest due to its power to direct the activities that most significantly impact the economic performance of the project, as well as its obligation to absorb the losses and its right to receive benefits from the project that could potentially be significant in nature. As of June 30, 2015 we have consolidated our interest in The Parkway. The Parkway began operations of the independent living portion of the property in July 2015, the memory care portion of the property in November 2015, and the assisted living portion of the property in December 2015. As a result, $1.2 million, $20.3 million and $0.6 million of construction in progress was reclassified to the land, building and improvements and furniture, fixtures and vehicles depreciable asset classes, respectively. This development was funded by draws of the construction loan, as described in Note 8.

Accel at Golden

In April 2015, we closed on a commitment to fund the development of a 120 bed, 112,500 square foot transitional care skilled nursing facility in Golden, Colorado for a total budget of approximately $18.5 million. The project will be net leased to a joint venture between Stonegate Senior Living, LLC and Panorama Orthopedics, one of the largest independent orthopedic physician groups in the Denver area. The project is expected to be complete in August 2016. The Company funded the development with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment and with proceeds from a development loan from Synovus Bank, an unaffiliated lender. As of December 31, 2015, the Company has funded approximately $7.3 million from equity to close on the purchase of the land for $2.1 million and recorded construction in progress costs of $5.2 million. The remaining development budget will be funded by future draws on the construction loan, as described in Note 8.

The following summary provides the allocation of the acquired assets and liabilities as of the acquisition dates. We have accounted for the acquisitions of Sumter Grand, the Gables of Kentridge and Armbrook Village as business combinations under GAAP. Under GAAP business combination accounting, the assets and liabilities of the acquired properties were recorded at their respective fair values as of the acquisition date and in our consolidated financial statements. The details of the purchase price of the acquired properties are set forth below:

	Armbrook Village	Gables of Kentridge	Sumter Grand
Land	$957,000	$640,000	$-
Buildings and improvements	29,689,000	12,939,000	37,295,000
Furniture, fixtures and vehicles	1,401,000	870,000	1,580,000
Intangible assets	1,098,000	921,000	-
Intangible liability (1)	-	-	(516,000)
Contingent liability (2)	(3,145,000)	-	(6,859,000)
Real estate acquisition	$30,000,000	$15,370,000	$31,500,000
Acquisition expenses	$488,000	$267,000	$430,000

(1)	This balance represents the Company’s fair value estimate of the above market ground lease associated with the land in the Sumter Grand acquisition and is recorded in accounts payable and accrued liabilities.

(2)	This balance represents the Company’s fair value estimate of contingent consideration due to the sellers of Armbrook Village and Sumter Grand based on achieving a specified net operating income threshold. The contingent consideration is recorded in accounts payable and accrued liabilities. The contingent consideration related to the Sumter Grand acquisition will expire in August 2018 if the net operating threshold is not achieved. The Company recorded a change in fair value of contingent consideration of $0.2 million related to the Sumter Grand acquisition and as a result, the estimated fair value of the contingent consideration as of December 31, 2015 is $7.1 million. The contingent consideration related to the Armbrook Village acquisition will expire in April 2018 if the net operating threshold is not achieved. The Company recorded a change in fair value of contingent consideration of $0.2 million related to the Armbrook Village acquisition and as a result, the estimated fair value of the contingent consideration as of December 31, 2015 is $3.4 million.

The following unaudited pro forma information for the years ended December 31, 2015 and 2014 have been prepared to reflect the incremental effect of the Gables of Kentridge and Armbrook Village acquisitions as if such acquisitions had occurred on January 1, 2014. Sumter Grand opened in December 2014, therefore the Company has excluded this acquisition from the pro forma financial statements. We have not adjusted the pro forma information for any items that may be directly attributable to the business combination or are non-recurring in nature.

	Year ended December 31, 2015	Year ended December 31, 2014
Revenues	$117,809,000	$90,421,000
Net loss	$(6,865,000)	$(4,248,000)
Basic and diluted net loss per common share attributable to common stockholders	$(0.60)	$(0.35)

The Company recorded revenues of $3.7 million and a net loss of $1.5 million for the year ended December 31, 2015 for the Sumter Grand acquisition.

The Company recorded revenues of $3.3 million and a net loss of $1.0 million for the year ended December 31, 2015 for the Gables of Kentridge acquisition.

The Company recorded revenues of $4.1 million and a net loss of $1.3 million for the year ended December 31, 2015 for the Armbrook Village acquisition.

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

Spring Village at Wildewood

On November 24, 2014, through a wholly-owned subsidiary, we acquired real estate property (“Spring Village at Wildewood” or “Wildewood”) from Wildewood Operating Company, LLC, which is not affiliated with us, for a purchase price of $9.65 million. Wildewood received its Certificate of Occupancy in May 2014 and opened later that month in California, Maryland. The senior housing facility has a total of 48 units dedicated to both assisted living and memory care. We entered into a management agreement with Woodbine Senior Living (“Woodbine”) to operate Wildewood. Woodbine currently manages Spring Village at Floral Vale and Forestview Manor, and the properties have been full for the past several years.

Gables of Hudson

On December 18, 2014, through wholly owned subsidiaries, we acquired real estate property (“Gables of Hudson”) from Great-Hudson, LLC, and Gables-Hudson, LLC (collectively, the “Sellers”), none of which are affiliated with us or our Advisor, for a net approximate purchase price of $16.75 million. Gables of Hudson has a total of 114 beds in 112 units, which are dedicated to both assisted living and memory care located in Hudson, Ohio. Prior to the completion of this transaction, Gables of Hudson was owned and operated by Gables Management Company, Inc. (“Gables Management”). Gables Management has been retained by Arrow Senior Living to sub-manage on a fee basis.

Sumter Place

On December 31, 2014, through a wholly-owned subsidiary, we acquired real estate (“Sumter Place”) from Retirement One, LLC, which is not affiliated with us, for a purchase price of $48.5 million. Sumter Place is a senior living community that consists of 148 units dedicated to both assisted living and memory care in The Villages, Florida. The current manager of the property is KR Management.

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

	Sumter Place	Gables of Hudson	The Villages at Wildewood	Live Oaks Village of Hammond	Live Oaks Village of Slidell	St. Andrews Village	Compass on the Bay
Land	$-	$974,000	$683,000	$694,000	$476,000	$5,351,000	$5,551,000
Buildings and improvements	46,013,000	15,363,000	8,451,000	5,619,000	4,547,000	35,444,000	4,825,000
Furniture, fixtures and vehicles	1,454,000	1,101,000	455,000	235,000	273,000	1,121,000	392,000
Intangible assets	2,007,000	1,089,000	61,000	437,000	419,000	584,000	652,000
Intangible liability (1)	(974,000)	-	-	-	-	-	-
Contingent liability (2)	-	(1,777,000)	-	-	-	-	-
Real estate acquisition	$48,500,000	$16,750,000	$9,650,000	$6,985,000	$5,715,000	$42,500,000	$11,420,000
Acquisition expenses	$703,000	$272,000	$340,000	$151,000	$127,000	$704,000	$289,000

(1)	This balance represents the Company’s fair value estimate of the above market ground lease associated with the land in the Sumter Place acquisition and is recorded in accounts payable and accrued liabilities.

(2)	This balance represents the Company’s fair value estimate of contingent consideration due to the sellers of Gables of Hudson based on achieving a specified net operating income threshold. The contingent consideration is recorded in accounts payable and accrued liabilities and will expire in December 2017 if the threshold is not achieved. The Company recorded a change in fair value of contingent consideration of $0.3 million related to the Gables of Hudson acquisition and as a result, the estimated fair value of the contingent consideration as of December 31, 2015 is $2.0 million.

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

5. Real Estate Note Receivable

On January 16, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for the development of The Delaney at Georgetown Village located in Georgetown, Texas (the “Georgetown Loan”). The borrower, Westminster-LCS Georgetown LLC, is not affiliated with the Company or the Advisor. The borrower, a joint venture between Life Care Companies, LLC (“LCS”) and a fund sponsored by Westminster Capital (“Westminster”), will use the proceeds of the Georgetown Loan to develop a senior living facility with 207 units including independent living, assisted living and memory care. On January 14, 2015, the Company closed a put exercise to fund the Georgetown Loan with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment.

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

Upon funding of the Georgetown Loan, interest income on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. As of December 31, 2015, the borrower has made draws on the Georgetown Loan totaling $15.4 million, and the remaining commitment from the Company is approximately $26.5 million.

6. Investments in Real Estate

As of December 31, 2015, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$47,196,000	$429,945,000	$18,746,000	$5,168,000	$28,737,000
Accumulated depreciation and amortization	-	(32,711,000)	(6,086,000)	-	(22,006,000)
Net	$47,196,000	$397,234,000	$12,660,000	$5,168,000	$6,731,000

As of December 31, 2014, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$42,266,000	$327,858,000	$13,125,000	$-	$26,752,000
Accumulated depreciation and amortization	-	(21,070,000)	(4,138,000)	-	(15,724,000)
Net	$42,266,000	$306,788,000	$8,987,000	$-	$11,028,000

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the years ended December 31, 2015, 2014, and 2013 was approximately $13.6 million, $8.2 million, and $5.9 million, respectively. Amortization associated with the intangible assets for the years ended December 31, 2015, 2014 and 2013 was $6.2 million, $3.6 million, and $2.8 million, respectively.

The estimated useful lives for intangible assets range from one to 21 years. As of December 31, 2015, the weighted-average amortization period for intangible assets was approximately 16 years.

Estimated amortization for each of the five following years ended December 31 is as follows:

Intangible Assets
2016	$616,000
2017	553,000
2018	553,000
2019	460,000
2020	460,000
2021 and thereafter	4,089,000

7. Investments in Unconsolidated Entities

As of December 31, 2015, the Company owns an interest in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	880,000	25.0%
			$880,000

As of December 31, 2014, the Company owned an interest in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$309,000	71.9%
Buffalo Crossings	Assisted-Living Facility - Under Development	January 2014	1,161,000	25.0%
The Parkway (3)	Assisted-Living Facility - Under Development	October 2014	3,676,000	65.0%
			$5,146,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact each entity’s performance.

(2)	Represents the carrying value of the Company’s investment in each unconsolidated entity.

(3)	As of December 31, 2014, the Company’s initial investment of $3.5 million in The Parkway was accounted for as an equity method investment. As of June 30, 2015, the Company began consolidating The Parkway and as a result, it is no longer accounted for under the equity method of accounting. See Note 4.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	December 31, 2015 (3)	December 31, 2014 (2)(3)
Cash and cash equivalents	$279,000	$48,000
Investments in real estate, net	24,712,000	27,737,000
Other assets	713,000	769,000
Total assets	$25,704,000	$28,554,000

Notes payable	$22,679,000	$17,444,000
Accounts payable and accrued liabilities	285,000	1,676,000
Other liabilities	49,000	68,000
Total stockholders’ equity	2,691,000	9,366,000
Total liabilities and equity	$25,704,000	$28,554,000

	For the year ended December 31,
	2015 (3)	2014 (2)(3)	2013 (1)
Total revenues	$2,757,000	$1,631,000	$2,294,000
Net loss	(1,252,000)	(497,000)	(158,000)
Company’s equity in loss from unconsolidated entities	362,000	352,000	73,000

(1)	Littleton Specialty Rehabilitation Facility was completed in April 2012 and the single tenant began paying rent in July 2012, in accordance with the lease. Tenant operations commenced upon licensure of the facility in July 2012 and Littleton Specialty Rehabilitation Facility was accounted for under the equity method of accounting. On December 17, 2012, our joint venture partner notified the Company of their intent to exercise their promote monetization right. The Company elected to satisfy the monetization provision through a sale of the property. The property was sold on August 8, 2013 for $11.3 million, which resulted in the Company receiving cash proceeds, net of debt repayment, of approximately $3.5 million. The Company recorded a gain of $1.7 million in the quarter ended September 30, 2013. The Company’s equity in income from the Littleton Specialty Rehabilitation Facility is included in the statement of operations through the date of the sale.
(2)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted living community and began operations in May 2015. Buffalo Crossings was accounted for under the entity method of accounting beginning with the first quarter of 2014.
(3)	As of December 31, 2014, the Company’s initial investment of $3.5 million in The Parkway was accounted for as an equity method investment. As of June 30, 2015, the Company began consolidating The Parkway and as a result, it is no longer accounted for under the equity method of accounting. See Note 4.

8. Notes Payable

Notes payable were $338.7 million ($338.6 million, net of discount) and $276.4 million ($276.5 million, including premium) as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we had total secured mortgage loans with effective interest rates ranging from 2.45% to 6.43% per annum and a weighted-average effective interest rate of 4.02% per annum. As of December 31, 2015, we had $179.0 million of fixed rate debt, or 53% of notes payable, at a weighted average interest rate of 4.78% per annum and $159.7 million of variable rate debt, or 47% of notes payable, at a weighted average interest rate of 3.17% per annum. As of December 31, 2014, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.80% to 6.43% per annum and a weighted average effective interest rate of 4.13% per annum.

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

On May 15, 2015, the Company entered into a secured loan agreement with Synous Bank, an unaffiliated lender, in the aggregate amount of up to $11.3 million, in connection with the commitment to fund the development of Accel at Golden in Golden, Colorado. The loan to fund the development has a term of five years with a fixed interest rate of 3.25%. Loan payments are interest only for the first three years. Loan payments for the remaining two years will be principal and interest payments based on a 25-year amortization of the amount of the loan balance. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty. As of December 31, 2015 a total of $0.1 million was drawn on the construction loan.

On June 30, 2015, the Company consolidated a 65% interest in a joint venture entity Blue Springs Senior Community, LLC (“The Parkway JV”) that has developed The Parkway Senior Living Community. The Parkway JV entered into a secured construction loan agreement with Springfield First Community Bank, an unaffiliated lender, in the amount of up to $17.3 million in connection with the development of The Parkway in Blue Springs, Missouri. The construction loan has a term of five years with a fixed interest rate of 3.90%. Loan payments are interest only for the first two years. Loan payments for the remaining three years will be principal and interest of the lesser of a fixed amount or accrued interest plus principal payments based on a 20-year amortization of the amount fully advanced. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty. As of December 31, 2015 a total of $16.1 million was drawn on the construction loan.

On April 4, 2014, the Company acquired a 95% interest in a joint venture entity that will own Compass on the Bay subject to existing indebtedness of two loans that totaled approximately $6.6 million ($6.3 million, net of discount). The Company assumed one note payable in the amount of approximately $3.9 million with a fixed 3.32% rate of interest and a 35 year term. In addition, the Company assumed a second note payable in the amount of approximately $2.7 million with a fixed 5.65% rate of interest and a 35 year term. These notes payable are secured by the underlying real estate.

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

On November 14, 2014, the Company entered into a secured loan agreement with KeyBank, in the aggregate amount of $38.035 million. The loan represents a refinancing of the loan on Mesa Vista Inn Health Center (“MVI”) as well as a loan in connection with the acquisition of Live Oaks of Hammond, Live Oaks of Slidell, Spring Village at Wildewood, and Gables of Hudson (the “Secured KeyBank Loan”). As of December 31, 2015 and 2014, a total of $36.035 million was drawn on the loan with outstanding principal related to MVI of $10.0 million, Live Oaks of Hammond of $4.55 million, Live Oaks of Slidell of $3.7 million, Spring Village at Wildewood of $6.41 million, and Gables of Hudson of $11.375 million. The loan has an initial term of three years with an option to extend the maturity date one year and a floating interest rate of one-month LIBOR plus 2.75% subject to increase in certain circumstances. Loan payments are interest only until the maturity date.

On December 31, 2014, in connection with the acquisition of Sumter Place, we entered into a mortgage agreement with KeyBank with an outstanding principal balance of approximately $28.9 million, which is secured by Sumter Place. The loan has a term of three years at a floating interest rate of one month LIBOR plus 3.15% subject to increase in certain circumstances. Loan payments are interest only for the initial three year term. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty provided that the minimum repayment is in increments of at least $500,000. We have an extension option for a single one-year term in which the payments would include principal amortization based on a 30-year amortization period.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of December 31, 2015, we were in compliance with all such covenants and requirements, with two exceptions. The $24.4 million Woodbury Mews Loan from KeyBank, due in October 2016 and the $38.035 million Secured KeyBank Loan due in November 2017 were out of compliance with certain financial covenants in their respective loan agreement. Both loans are secured by real estate property and include guarantees of repayment by the Company of 25% and 35% of the outstanding loan balance, respectively. While the properties securing the loans are generating sufficient cash flow to service the existing debt, these cash flows were not sufficient in the fourth quarter of 2015 to meet the debt service coverage ratios in the loan documents. In addition, the average occupancy level of the Woodbury Mews loan did not meet the debt covenant requirement. The lender has waived compliance with these covenants for the quarter ended December 31, 2015.

We are in negotiation with the lender to restructure this loan so as to address the on-going covenant defaults and extend the term of the loan. Although we have been successful in negotiating debt restructuring with lenders in the past, we cannot assure that we will be able to successfully restructure the Woodbury Mews Loan or that, if the loan is restructured, we will be able to meet the financial covenants of a restructured loan.

Any violation of financial covenants under the existing or restructured loan would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan.

The following table summarizes the debt terms and our outstanding principal loan balances as of December 31, 2015 and December 31, 2014:

Property Name	Payment Type	Interest Rate	Outstanding Principal Balance as of December 31, 2015 (1)	Outstanding Principal Balance as of December 31, 2014 (1)	Maturity Date
Accel at Golden	Months 1-36 interest only. Month 37 to maturity principal and interest at a 25-year amortization rate	3.25% - fixed	$53,000	$-	15-May-20
Amber Glen	Principal and interest at a 30-year amortization rate	6.40% - fixed	$8,243,000	$8,377,000	1-Jun-19
Armbrook Village	Months 1-24 interest only. Month 25 to maturity principal and interest at a 28-year amortization schedule at per annum interest rate of 6.00%	One month LIBOR + 2.20%	$21,000,000	$-	1-May-20
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	2.80% - fixed	$13,024,000	$13,273,000	1-Nov-47
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% - fixed	$9,273,000	$9,417,000	1-Jan-20
Compass on the Bay	Principal and interest at a 35-year amortization rate	3.32% - fixed	$3,748,000	$3,823,000	1-Mar-45
Compass on the Bay 2nd	Principal and interest at a 35-year amortization rate	5.65% - fixed	$2,666,000	$2,701,000	1-Mar-45
Forestview Manor	Principal and interest at a 30-year amortization rate	4.45% - fixed	$8,280,000	$8,433,000	1-Jul-19
Gables of Hudson (4)	Interest only; 30 year amortization rate	One month LIBOR + 2.75%	$11,375,000	$11,375,000	10-Nov-17
Gables of Kentridge	Principal and interest at a 35-year amortization rate	4.41% - fixed	$8,992,000	$-	1-May-49
Global Inpatient Rehab Facility	Principal and interest at a 30-year amortization rate	4.75% - fixed	$7,018,000	$7,136,000	22-Oct-18
Greentree	Principal and interest at a 30-year amortization rate	4.45% - fixed	$3,647,000	$3,714,000	1-Jul-19
Hedgcoxe Health Plaza	Principal and interest at a 30-year amortization rate	4.90% - fixed	$5,316,000	$5,407,000	14-Aug-22
Hudson Creek	Principal and interest at a 30-year amortization rate	6.11% - fixed	$7,633,000	$7,753,000	1-Jun-19
Live Oaks of Hammond (4)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$4,550,000	$4,550,000	10-Nov-17
Live Oaks of Slidell (4)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$3,700,000	$3,700,000	10-Nov-17
Mesa Vista Inn Health Center (3)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$10,000,000	$10,000,000	10-Nov-17
Mill Creek	Principal and interest at a 30-year amortization rate	6.40% - fixed	$7,957,000	$8,086,000	1-Jun-19
Oakleaf Village Portfolio	Principal and interest at a 25-year amortization rate	4.00% - fixed	$18,988,000	$19,484,000	26-Nov-18
Rome LTACH	Principal and interest at a 25-year amortization rate	4.50% - fixed	$12,408,000	$12,747,000	31-Mar-17
Spring Village at Floral Vale	Principal and interest at a 30-year amortization rate	4.45% - fixed	$6,133,000	$6,247,000	1-Jul-19
Spring Village at Wildewood (4)	Interest only; 30-year amortization rate	One month LIBOR + 2.75%	$6,410,000	$6,410,000	10-Nov-17
Standish Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	5.76% - fixed rate	$10,885,000	$10,885,000	1-Jan-24
St. Andrews Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	Months 1-24 floating rate of one month LIBOR + 3.07%; 4.64% fixed rate for the remaining term	$30,205,000	$30,205,000	1-Sep-23
Sugar Creek	Principal and interest at a 30-year amortization rate	6.20% - fixed	$7,468,000	$7,589,000	1-Jun-19
Sumter Grand	Interest only; 30-year amortization rate	One month LIBOR + 3.15%	$19,195,000	$-	31-Dec-17
Sumter Place	Interest only; 30-year amortization rate	One month LIBOR + 3.15%	$28,860,000	$28,860,000	31-Dec-17
Terrace at Mountain Creek	Principal and interest at a 30-year amortization rate	4.45% - fixed	$8,280,000	$8,433,000	1-Jul-19
The Oaks Bradenton	Principal and interest at a 30-year amortization rate	4.45% - fixed	$3,864,000	$3,936,000	1-Jul-19
The Parkway	Months 1-36 interest only. Month 37 to maturity principal and interest at a 20-year amortization rate	3.90% - fixed	$16,115,000	$-	5-Jul-19
Woodbury Mews	Interest only; 25-year amortization rate	One month LIBOR + 3.00%	$24,437,000	$24,889,000	21-Oct-16
Woodland Terrace at the Oaks (2)	Months 1-36 interest only. Month 37 to maturity principal and interest at a 25-year amortization rate	4.87% - fixed	$8,995,000	$8,995,000	1-Oct-24
			$338,718,000	$276,425,000
		Less/Add: discount/premium	$(78,000)	$51,000
		Notes payable, net	$338,640,000	$276,476,000

(1)	As of December 31, 2015 and 2014, all notes payable are secured by the underlying real estate.
(2)	On September 19, 2014, this loan was refinanced with BB&T Real Estate Funding LLC.
(3)	On November 14, 2014 this loan was refinanced with KeyBank.
(4)	Represent properties included in the Secured KeyBank Loan that totals $38.035 Million.

Principal payments due on our notes payable as of December 31, 2015 and each of the five subsequent years are as follows:

Year	Principal Amount
2016	$27,343,000
2017	99,356,000
2018	28,204,000
2019	74,825,000
2020	30,325,000
2021 and thereafter	78,665,000
$338,718,000

9. Operating Leases

All resident leases in our senior operations living segment are on a month to month basis and are excluded from the following schedule. Future minimum lease payments to be received under non-cancellable operating leases for the triple-net leased properties and medical office building properties for each of the next five years and thereafter, as of December 31, 2015 are as follows:

Years ending December 31,	Receipt Amount
2016	$9,516,000
2017	9,700,000
2018	9,910,000
2019	10,055,000
2020	9,878,000
2021 and thereafter	49,043,000

Under the terms of its ground lease agreements, the Company is responsible for the monthly rental payment. These amounts are recorded as property, operating and maintenance expenses in the accompanying consolidated statements of operations. The Company incurred approximately $0.3 million, $0.0 million and $0.0 million in ground lease expense for the years ended December 31, 2015, 2014 and 2013, respectively.

The following is a schedule of future minimum lease payments to be paid under the ground leases for each of the next five years and thereafter, as of December 31, 2015:

Years ending December 31,	Payment Amount
2016	$486,000
2017	491,000
2018	500,000
2019	510,000
2020	521,000
2021 and thereafter	13,884,000

10. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. As of December 31, 2015, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits.

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

For the year ended December 31, 2015, the senior living segment generated 90% of the Company’s total revenues. The senior living segment includes properties in 14 states of which the operations in three states accounted for 10% or more of our total revenue. The following table provides information about our geographic risk related to each of the three states and their economies for the three years ended December 31, 2015:

	Percentage of Total Revenues
State	December 31, 2015	December 31, 2014	December 31, 2013
Ohio	12%	7%	7%
Florida	11%	2%	3%
Massachusetts	11%	9%	1%

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

The following table provides information about our senior living operators which accounted for 10% or more of our total revenue for the three years ended December 31, 2015:

	Percentage of Total Revenues
Operators	December 31, 2015	December 31, 2014	December 31, 2013
Good Neighbor Care	12%	18%	20%
JEA Senior Living	12%	17%	21%
Woodbine Senior Living	10%	11%	13%
Senior Living Residences	11%	9%	1%

11. Segment Reporting

As of December 31, 2015, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

We evaluate performance of the combined properties in each segment based on net operating income. Net operating income is defined as total revenue less property operating and maintenance expenses. There are no intersegment sales or transfers. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, asset management fees, real estate acquisition costs, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated
Rental revenue	$69,927,000	$9,314,000	$853,000	$80,094,000
Resident services and fee income	31,415,000	-	1,000	31,416,000
Tenant reimbursements and other income	2,361,000	1,113,000	311,000	3,785,000
	103,703,000	10,427,000	1,165,000	115,295,000
Property operating and maintenance expenses	72,851,000	1,127,000	323,000	74,301,000
Net operating income	$30,852,000	$9,300,000	$842,000	$40,994,000
General and administrative				2,430,000
Asset management fees				5,346,000
Real estate acquisition costs				1,466,000
Depreciation and amortization				19,803,000
Interest expense, net				13,777,000
Change in fair value of contingent consideration				689,000
Equity in loss from unconsolidated entities				362,000
Income tax benefit				(3,128,000)
Net income				249,000
Preferred return to series B preferred OP units and other noncontrolling interests				9,147,000
Net loss attributable to common stockholders				$(8,898,000)

	For the Year Ended December 31, 2014
	Senior living operations	Triple- net leased properties	MOB properties	Consolidated
Rental revenue	$42,338,000	$6,727,000	$857,000	$49,922,000
Resident services and fee income	28,845,000	-	-	28,845,000
Tenant reimbursements and other income	1,606,000	882,000	310,000	2,798,000
	72,789,000	7,609,000	1,167,000	81,565,000
Property operating and maintenance expenses	49,592,000	939,000	310,000	50,841,000
Net operating income	$23,197,000	$6,670,000	$857,000	$30,724,000
General and administrative				1,710,000
Asset management fees				4,135,000
Real estate acquisition costs				2,724,000
Depreciation and amortization				11,793,000
Interest expense, net				9,912,000
Equity in loss from unconsolidated entities				352,000
Income tax benefit				(389,000)
Net income				487,000
Preferred return to series B preferred OP units and other noncontrolling interests				3,153,000
Net loss attributable to common stockholders				$(2,666,000)

	For the Year Ended December 31, 2013
	Senior living operations	Triple- net leased properties	MOB properties	Consolidated
Rental revenue	$29,266,000	$5,237,000	$854,000	$35,357,000
Resident services and fee income	24,888,000	-	-	24,888,000
Tenant reimbursements and other income	424,000	889,000	297,000	1,610,000
	54,578,000	6,126,000	1,151,000	61,855,000
Property operating and maintenance expenses	36,525,000	869,000	316,000	37,710,000
Net operating income	$18,053,000	$5,257,000	$835,000	$24,145,000
General and administrative				1,639,000
Asset management fees				2,944,000
Real estate acquisition costs				1,472,000
Depreciation and amortization				8,691,000
Interest expense, net				8,263,000
Loss on debt extinguishment and other expense				352,000
Equity in loss from unconsolidated entities				73,000
Gain on disposition of investment in unconsolidated entity				(1,701,000)
Income tax benefit				(42,000)
Net income				2,454,000
Preferred return to series B preferred OP units and other noncontrolling interests				566,000
Net income attributable to common stockholders				$1,888,000

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Assets
Investment in real estate:
Senior living operations	$389,733,000	$278,880,000
Triple-net leased properties	87,432,000	82,648,000
Medical office building properties	7,251,000	7,541,000
Total reportable segments	$484,416,000	$369,069,000
Reconciliation to consolidated assets:
Cash and cash equivalents	22,801,000	35,564,000
Deferred financing costs, net	3,352,000	3,338,000
Investment in unconsolidated entities	880,000	5,146,000
Tenant and other receivables, net	5,751,000	4,037,000
Deferred costs and other assets	8,636,000	5,554,000
Restricted cash	6,748,000	5,161,000
Goodwill	5,965,000	5,965,000
Total assets	$538,549,000	$433,834,000

As of December 31, 2015 and 2014, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

12. Fair Value Measurements

Our balance sheets include the following financial instruments: cash and cash equivalents, real estate note receivable, tenant and other receivables, net, restricted cash, notes payable, net, accounts payable and accrued liabilities, prepaid rent and security deposits and distributions payable. With the exception of notes payable and our contingent consideration discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

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

As of December 31, 2015, the estimated fair value of the contingent consideration related to the Sumter Grand, Gables of Hudson, and Armbrook acquisitions is $12.5 million, which represents a change in fair value of $0.7 million for the year ended December 31, 2015. The liabilities are included in accounts payable and accrued liabilities in our accompanying consolidated balance sheets.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $337.9 million and $275.8 million, compared to the carrying values of $338.7 million ($338.6 million, net of discount) and $276.4 million ($276.5 million, including premium) at December 31, 2015 and December 31, 2014, respectively.

There were no transfers between Level 1 or 2 during the year ended December 31, 2015.

13. Income Taxes

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

As of December 31, 2015, we had acquired twenty-six wholly-owned assisted-living facilities and formed twenty-eight wholly-owned TRSs, which includes a Master TRS that consolidates our wholly-owned TRSs.

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

The provision for income taxes related to the operations of the Master TRS consists of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$-	$256,000	$245,000
State	132,000	224,000	262,000
Total current provision	132,000	480,000	507,000

Deferred:
Federal	(2,990,000)	(775,000)	(455,000)
State	(270,000)	(94,000)	(94,000)
Total deferred benefit	(3,260,000)	(869,000)	(549,000)

Income tax benefit	$(3,128,000)	$(389,000)	$(42,000)

The reconciliation between the benefit for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) for operations at the Master TRS is isolated to the federal benefit received as a result of state income taxes. Therefore, the Company’s effective income tax rate approximates the statutory rates.

Deferred tax assets and liabilities are included within deferred costs and other assets in the consolidated balance sheet, and are attributed to the activity of the Company’s Master TRS and subsidiaries. The components of the deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Straight-line rent	$3,335,000	$1,974,000
Accrued vacation	192,000	123,000
Tenant receivable reserve	103,000	105,000
Net operating loss	1,846,000	-
Deferred income	843,000	726,000
Total deferred tax assets	6,319,000	2,928,000

Deferred tax liabilities:
Depreciation	(305,000)	(174,000)
Total deferred tax liabilities	(305,000)	(174,000)

Net deferred tax assets:	$6,014,000	$2,754,000

At December 31, 2015, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $1.8 million, which, if unused, begin to expire in 2035. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2015, as we have determined the future taxable income from the operations of the TRS entities are expected to be sufficient to recover the deferred tax assets.

14. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Series C Preferred Stock.

As of December 31, 2015 and 2014, including distributions reinvested, we had issued 13.3 million shares of common stock for a total of $132.3 million of gross proceeds, respectively, in our public offerings.

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

Preferred Stock and OP Units

As of December 31, 2015 and 2014 we had issued 1,000 and 1,000 shares of Series C Preferred Stock and 1,586,000 and 946,560 Series B Preferred Units to the Investor for gross proceeds of $158.7 million and $94.8 million, respectively. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 and 9,446,707 shares of the Company’s common stock as of December 31, 2015 and 2014, respectively.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the years ended December 31, 2015, 2014 and 2013, the Company paid distributions on the Series B Preferred Units in the amount of $9.8 million, $1.6 million and $0.2 million, respectively.

At December 31, 2015, no securities remain issuable under the Purchase Agreement.

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”). The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value. As of December 31, 2015 and 2014, 613,463 and 583,611 shares, respectively, had been issued under the distribution reinvestment plan.

The following are the distributions declared on our common stock during the years ended December 31, 2015 and 2014:

	Distributions Declared (1) (2)			Cash Flows from
Period	Cash	Reinvested	Total	Operations
First quarter 2014	$1,486,000	$69,000	$1,555,000	$3,652,000
Second quarter 2014	1,452,000	88,000	1,540,000	2,852,000
Third quarter 2014	1,354,000	91,000	1,445,000	3,602,000
Fourth quarter 2014	1,354,000	91,000	1,445,000	3,091,000
	$5,646,000	$339,000	$5,985,000	$13,197,000

First quarter 2015	$1,330,000	$85,000	$1,415,000	$3,348,000
Second quarter 2015	1,347,000	85,000	1,432,000	4,369,000
Third quarter 2015	1,363,000	86,000	1,449,000	5,515,000
Fourth quarter 2015	1,362,000	87,000	1,449,000	5,418,000
	$5,402,000	$343,000	$5,745,000	$18,650,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from equity issuances are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of equity issuances or from borrowings in anticipation of future cash flow.

(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the year ended December 31, 2015.

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

Any repurchase requests submitted while the program is suspended will be returned to investors and must be resubmitted upon resumption of the stock repurchase program. If the stock repurchase program is resumed, we will give all stockholders notice that we are resuming redemptions, so that all stockholders will have an equal opportunity to submit shares for repurchase.

During the years ended December 31, 2015, 2014 and 2013, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price
2013	204,343	$9.99
2014	49,962	$11.63
2015	-	$-

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (the “Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we currently do not have plans to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2015 and 2014, we have not granted any awards under the Plan.

Tax Treatment of Distributions

For tax purposes, our distributions are comprised of taxable ordinary dividend and return of capital. The return of capital for the distributions per share to common stockholders reportable for the years ended December 31, 2015, 2014, and 2013 were as follows:

Per Common Shares	2015		2014		2013
Taxable ordinary dividend	$-	0.00%	$0.14	27.12%	$0.04	9.25%
Return of capital	$0.50	100.00%	$0.36	72.88%	$0.30	60.53%
Capital gain	$-	0.00%	$-	0.00%	$0.15	30.22%

15. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net (loss) income per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of December 31, 2015, 2014, and 2013, there were 1,586,000, 946,560, and 193,000, respectively, Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

16. Related Party Transactions

Advisory Relationship with the Advisor

Throughout 2013, 2014 and 2015 we were party to an Advisory Agreement with the Advisor, which became effective on January 1, 2012 for a one-year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1, 2014, January 1, 2015, and January 1, 2016, however, as discussed below under the heading “Transition to Internal Management Agreement ” certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

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

Offering Stage Fees and Expenses:

•	If our board of directors determines that it is advisable and in our best interests to conduct an offering of our securities, the Advisor will be entitled to be reimbursed for organizational and offering costs paid by the Advisor on our behalf. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. However, the Advisor would be required to reimburse us to the extent that our organization and offering expenses are in excess of 15% of gross offering proceeds at the conclusion of such offering. During the years ended December 31, 2015, 2014 and 2013, the Advisor incurred no organization and offering expenses on our behalf.

Acquisition and Operating Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor acquisition fees in an amount equal to 1.0% of the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of an investment, inclusive of the acquisition expenses associated with such investment, and the amount of any debt attributable to such investment. With respect to acquisitions made through a joint venture in which the Company is a co-venturer, the acquisition fee payable to the Advisor will be equal to 1.0% of the Company’s allocable portion of the amount actually paid or allocated to the purchase, development, construction or improvement of the investment, inclusive of the acquisition expenses associated with such investment, and the Company’s allocable portion of any debt attributable to such investment. An acquisition fee will be payable to the Advisor at the time we acquire the related investment. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and pays to third parties in connection with the selection and acquisition of potential investments, whether or not we ultimately acquire them. During the years ended December 31, 2015, 2014 and 2013, the Advisor earned approximately $1.4 million, $1.6 million and $0.5 million, respectively, of acquisition fees from us and incurred no acquisition expenses on our behalf.

•	We are not required to reimburse the Advisor or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by the Advisor to its employees, and (ii) any costs related to the Advisor’ rent, utilities and general overhead. We are responsible for paying directly or reimbursing the Advisor for costs that are directly attributable to our business.

•	Under the Advisory Agreement, the Advisor must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets (as defined in the Advisory Agreement) or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors which it deems sufficient. If the independent directors committee does not approve such excess as being so justified, the Advisory Agreement and our charter require that any amount in excess of the 2%/25 Guidelines (an “Excess Amount”) paid to the Advisor during a fiscal quarter shall be repaid to us. For the four quarters ended December 31, 2015, 2014 and 2013, our management fees and expenses and operating expenses totaled $7.8 million, $5.8 million and $4.6 million, respectively. These amounts did not exceed the greater of 2% of our average invested assets and 25% of our net income.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor a financing coordination fee for services rendered by the Advisor in connection with the refinancing of any of our debt obligations in an amount equal to 0.5% of the gross amount of any such refinancing, provided however, that the Advisor will not be entitled to a financing coordination fee in connection with the refinancing of debt obligations secured by any particular asset that was subject to a refinancing in connection with which the Advisor received a financing coordination fee within the immediately preceding three year period. Any such financing coordination fee is payable to the Advisor upon the closing of the related refinancing. During the years ended December 31, 2015, 2014 and 2013, the Advisor earned approximately $0.0 million, $0.1 million and $0.1 million, respectively, of financing coordination fees from us.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor a monthly asset management fee in an amount equal to one-twelfth of 1.0% of our assets under management, calculated on a monthly basis as of the last day of each month. Additionally, subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, with respect to fiscal quarters in which distributions declared to stockholders and cash available for distribution for such fiscal quarter are each at least $0.125 per share, we are also obligated to pay the Advisor a quarterly bonus asset management fee equal to the lesser of (i) one-fourth of 0.15% of our assets under management, calculated on a quarterly basis as of the last day of the quarter, or (ii) $150,000. During the years ended December 31, 2015, 2014 and 2013, the Advisor earned approximately $5.3 million, $4.1 million and $2.9 million, respectively, of asset management fees from us.

•	Subject to the limitation on fees agreed to in the Transition Agreement, if we retain the Advisor or one of its affiliates to manage or lease any of our properties, we will pay the Advisor or such affiliate a market-based fee in accordance with a separately negotiated property management, leasing and development agreement to be approved by the independent directors committee, which agreement may provide for fees similar to what other management or leasing companies generally charge for the management or leasing of similar properties, and which may include reimbursement for the costs and expenses the Advisor or its affiliates incurs in managing or leasing our properties. During the years ended December 31, 2015, 2014 and 2013, we did not pay any property management, leasing or development fees to the Advisor.

Listing/ Liquidation Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, if the Advisor or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors committee) in connection with the sale of one or more of our properties, other than a sale in connection with a transaction in which we sell, grant, convey or relinquish our ownership of all or substantially all of our assets, we would be required to pay the Advisor or such affiliate at closing a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission in light of the size, type and location of the property. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. During the years ended December 31, 2015, 2014 and 2013, the Advisor earned approximately $0.0 million, $0.0 million and $0.1 million, respectively, of disposition fees from us.

•	As described in further detail below under “Transition to Internal Management Agreement ” under certain circumstances, the Advisor may be entitled to incentive fee amounts upon a listing or liquidation of the Company, or upon a termination of the Advisory Agreement. During the years ended December 31, 2015, 2014 and 2013, we did not pay any incentive fees to the Advisor related to a listing or liquidation of the Company, or a termination of the Advisory Agreement.

Transition to Internal Management Agreement

In connection with entering into the KKR Equity Commitment, we entered into the Transition Agreement with the Advisor and the Investor. The Transition Agreement sets forth the terms for our transition from our current externally-advised structure to an internal management structure. The Transition Agreement provides that the existing external advisory structure will remain in place upon substantially the same terms, unless the parties agree otherwise, as currently in effect until February 10, 2017, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

The Transition Agreement limits the amount of the fees payable under our existing Advisory Agreement with the Advisor. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement are limited to an amount no more than (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Fee Amount”) from February 10, 2013 to February 10, 2014, and (2) $3.2 million plus any remaining portion of the Excess Fee Amount during the period from the February 11, 2014 to February 10, 2015. The maximum aggregate amount of such fees payable to the Advisor from February 10, 2013 through February 10, 2015 under these limits was $9.6 million (the “Maximum Fee Amount”). Solely with respect to any fees earned by the Advisor during the period from February 11, 2014 to February 10, 2015 in excess of the Maximum Fee Amount, such fees will be included in fees payable during the one-year period from February 11, 2015 to February 10, 2016, subject to a maximum amount of $1.0 million. For the one-year period from February 11, 2015 to February 10, 2016, as well as for the one-year period from February 11, 2016 to February 10, 2017, the same limits will apply to the aggregate fees the Advisor can earn such that the aggregate amount of such fees payable to the Advisor from February 11, 2015 to February 10, 2017 is equal to the Maximum Fee Amount. As of November 2015, the “Maximum Fee Amount” that could be earned from February 10, 2013 to February 10, 2015 of $9.6 million Advisor fees had been met.

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

●	Subordinated Performance Fee Due Upon Termination . If (1) we terminate the Advisory Agreement prior to an internalization for any reason other than a material breach by the Advisor, (2) the Advisory Agreement is not renewed (other than in connection with an internalization) because we are unwilling to renew the agreement on substantially similar terms, or (3) the Advisor terminates the Advisory Agreement prior to an internalization because of a material breach by us, then, we will pay the Advisor a subordinated performance fee due upon termination, payable in the form of a promissory note bearing simple interest at a rate of 5% per annum, in a principal amount equal to:

o	10% of the amount, if any, by which (A) the sum of (i) the product of the Legacy Common Shares times the per share net asset value at the termination date and (ii) total distributions (excluding any stock dividends and distributions paid on shares of common stock redeemed by the Company) paid on the Legacy Common Shares through the termination date, exceeds (B) the sum of (i) the total invested capital for the Legacy Common Shares and (ii) the total distributions required to be made to the Legacy Common Shares in order to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the termination date;

o	less any prior payment to our Advisor of a subordinated sales and financings promote.

Upon the internalization date established pursuant to the Transition Agreement, we will acquire all of the Advisor’s assets that are reasonably necessary for the management and operation of our business (we refer to such a transaction as an internalization). On or prior to the internalization date, our Advisor will facilitate our efforts to hire the employees of the Advisor. With respect to certain key persons, we will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to our hiring of all key personnel. Upon an internalization or a Liquidation Event (as defined in the investor rights agreement entered into in connection with the KKR Equity Commitment), then our Advisor will receive a fee in an amount that is the lesser of (i) $3.0 million, and (ii) the remaining portion of the $9.6 million Maximum Fee Amount, if any, not previously paid to our Advisor.

In connection with entering into the Transition Agreement, we and the Advisor have generally agreed not to terminate the Advisory Agreement without the prior consent of the Investor.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represent, in the aggregate, approximately, 57.9% of the outstanding shares of common stock as of December 31, 2015.

As of December 31, 2015, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,000 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of December 31, 2015 no Series B Preferred Units remain issuable under the Securities Purchase Agreement.

Securities Purchase Agreement

On February 10, 2013, the Company, and the Operating Partnership (as used herein, the Company and the Operating Partnership are referred to as the “Sentio Parties”) and the Investor entered into a Securities Purchase Agreement which was subsequently amended in April 2014 and December 2014 (as amended, the “Purchase Agreement”). Under the Purchase Agreement, the Sentio Parties could issue and sell to the Investor on a private placement basis from time to time over a period of up to three years, newly issued Series C Preferred Stock and newly issued Series B Preferred Units in an amount up to $158.7 million.

In conjunction with the execution of the Purchase Agreement, the Sentio Parties paid to Investor a transaction fee of $2.0 million and were obligated to reimburse the Investor for up to $1.0 million of its expenses incurred in connection with the Purchase Agreement.

To the extent the minimum purchase obligation was not exercised during the term of the commitment, the Sentio Parties were required to pay a premium to the Investor calculated and payable annually as a percentage of the unexercised amount under the commitment. For the years ended December 31, 2015, 2014 and 2013, we paid the Investor an unused fee of $0.0 million, $0.1 million and 0.0 million, respectively.

Pursuant to the Purchase Agreement, our board of directors increased the size of the board by two members and filled the vacancies created thereby with two directors selected by the Investor. We will also, at the Investor’s sole election, add one additional director, which director will also be selected by the Investor.

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

The Investor Rights Agreement includes standstill provisions prohibiting the Investor from acquiring additional securities of the Company or the Partnership other than in accordance with the Purchase Agreement (subject to the pre-emptive rights described above) until February 10, 2016. The Investor Rights Agreement contains customary registration rights requiring the Company to register the shares of Series C Preferred Stock and common stock held by the Investor as a result of exchange of its Series B Preferred Units for resale to the public from time to time, in defined circumstances and within defined deadlines as set forth in the Investor Rights Agreement. The Company is also required, upon demand by the Investor in accordance with the Investor Rights Agreement, to register one or more primary offerings of newly issued common stock and to use the proceeds from such offerings to redeem partnership units held by the Investor. Beginning on July 1, 2017, the Investor, at its sole option, will have the ability to cause the Company to initiate a listing of the Company’s common stock, a sale of the Company, or a process to sell all or substantially all of our assets subject to specific terms and conditions.

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

17. Commitments and Contingencies

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

Refer to Note 4 “Acquisitions” and Note 5 “Real Estate Note Receivable” for additional information on the remaining commitment to fund development projects, contingent considerations and our real estate note receivable.

18. Selected Quarterly Data (unaudited)

Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.

	Quarters Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$31,238,000	$29,775,000	$28,658,000	$25,624,000
Expenses	25,438,000	27,129,000	27,185,000	23,594,000
Income from operations	5,800,000	2,646,000	1,473,000	2,030,000

Net income (loss)	2,991,000	(509,000)	(1,498,000)	(735,000)
Preferred return to series B preferred OP units and other noncontrolling interests	2,518,000	2,447,000	2,243,000	1,939,000
Net income (loss) attributable to common stockholders	$473,000	$(2,956,000)	$(3,741,000)	$(2,674,000)

Net income (loss) per common share attributable to common stockholders- basic and diluted	$0.04	$(0.26)	$(0.33)	$(0.23)

Weighted average common shares - basic and diluted	11,500,818	11,493,442	11,486,143	11,478,707

	Quarters Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$23,099,000	$20,340,000	$19,492,000	$18,634,000
Expenses	19,817,000	17,494,000	17,311,000	16,581,000
Income from operations	3,282,000	2,846,000	2,181,000	2,053,000

Net income (loss)	435,000	310,000	(167,000)	(91,000)
Preferred return to series B preferred OP units and other noncontrolling interests	1,104,000	892,000	638,000	519,000
Net loss attributable to common stockholders	$(669,000)	$(582,000)	$(805,000)	$(610,000)

Net loss per common share attributable to common stockholders- basic and diluted	$(0.06)	$(0.05)	$(0.06)	$(0.05)

Weighted average common shares - basic and diluted	11,470,853	11,463,082	12,487,384	12,611,127

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

		Initial Cost			Gross Amount Invested
Description	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation (1)	Year Built	Date Acquired
Caruth Haven Court	$9,273,000	$4,256,000	$13,986,000	$541,000	$4,256,000	$14,527,000	$18,783,000	$2,784,000	1999	1/22/2009
The Oaks Bradenton	3,864,000	390,000	2,818,000	160,000	390,000	2,978,000	3,368,000	550,000	1996	5/1/2009
GreenTree at Westwood	3,647,000	714,000	3,717,000	90,000	714,000	3,807,000	4,521,000	641,000	1998	12/30/2009
Mesa Vista Inn Health Center	10,000,000	2,010,000	10,430,000	1,000	2,010,000	10,431,000	12,441,000	1,646,000	2008	12/31/2009
Rome LTACH Project	12,408,000	-	18,202,000	-	-	18,202,000	18,202,000	2,994,000	2011	1/12/2010
Oakleaf Village at Lexington	11,962,000	1,767,000	10,768,000	141,000	1,767,000	10,909,000	12,676,000	1,701,000	1999	4/30/2010
Oakleaf Village at Greenville	7,026,000	1,351,000	9,770,000	217,000	1,351,000	9,987,000	11,338,000	1,543,000	2001	4/30/2010
Global Inpatient Rehab Facility	7,018,000	2,004,000	10,368,000	-	2,004,000	10,368,000	12,372,000	1,491,000	2008	8/19/2010
Terrace at Mountain Creek	8,280,000	1,880,000	6,070,000	497,000	1,880,000	6,567,000	8,447,000	1,061,000	1995	9/3/2010
Hedgcoxe Health Plaza	5,316,000	1,580,000	6,388,000	66,000	1,580,000	6,454,000	8,034,000	1,090,000	2008	12/22/2010
Carriage Court of Hilliard	13,024,000	1,580,000	12,180,000	264,000	1,580,000	12,444,000	14,024,000	1,736,000	1998	12/22/2010
Spring Village at Floral Vale	6,134,000	860,000	3,010,000	527,000	860,000	3,537,000	4,397,000	560,000	1996	12/22/2010
Forestview Manor	8,280,000	1,320,000	8,035,000	218,000	1,320,000	8,253,000	9,573,000	1,371,000	2002	1/14/2011
Woodland Terrace at the Oaks	8,995,000	1,000,000	7,148,000	522,000	1,000,000	7,670,000	8,670,000	1,053,000	1996	4/14/2011
Amber Glen	8,243,000	546,000	11,874,000	37,000	546,000	11,911,000	12,457,000	1,047,000	2006	8/31/2012
Mill Creek	7,957,000	825,000	10,503,000	13,000	825,000	10,516,000	11,341,000	913,000	2006	8/31/2012
Hudson Creek	7,633,000	543,000	10,053,000	26,000	543,000	10,079,000	10,622,000	904,000	2006	8/31/2012
Sugar Creek	7,468,000	567,000	10,473,000	76,000	567,000	10,549,000	11,116,000	944,000	2007	8/31/2012
Woodbury Mews Portfolio	24,437,000	2,267,000	28,754,000	132,000	2,267,000	28,886,000	31,153,000	2,212,000	2003	10/21/2013
Standish Village	10,885,000	3,100,000	10,639,000	308,000	3,100,000	10,947,000	14,047,000	824,000	1994	12/6/2013
Compass on the Bay	6,414,000	5,551,000	4,825,000	29,000	5,551,000	4,854,000	10,405,000	219,000	1960	4/4/2014
St. Andrews Village	30,205,000	5,351,000	35,445,000	190,000	5,351,000	35,635,000	40,986,000	1,346,000	2006	8/20/2014
The Parkway	16,115,000	1,200,000	20,326,000	-	1,200,000	20,326,000	21,526,000	133,000	2015	10/2/2014
Live Oaks Village of Hammond	4,550,000	694,000	5,620,000	106,000	694,000	5,726,000	6,420,000	174,000	1999	11/14/2014
Live Oaks Village of Slidell	3,700,000	476,000	4,547,000	61,000	476,000	4,608,000	5,084,000	152,000	2000	11/14/2014
Spring Village at Wildewood	6,410,000	683,000	8,451,000	-	683,000	8,451,000	9,134,000	182,000	2014	11/21/2014
Gables of Hudson	11,375,000	974,000	15,364,000	-	974,000	15,364,000	16,338,000	441,000	2013	12/18/2014
Sumter Place	28,860,000	-	46,014,000	-	-	46,014,000	46,014,000	1,219,000	2012	12/31/2014
Sumter Grand	19,195,000	-	37,295,000	-	-	37,295,000	37,295,000	924,000	2014	2/6/2015
Gables of Kentridge	8,992,000	640,000	12,939,000	15,000	640,000	12,954,000	13,594,000	280,000	2005	4/1/2015
Accel at Golden	52,000	2,110,000	-	-	2,110,000	-	2,110,000	-	2015	4/3/2015
Armbrook Village	21,000,000	957,000	29,688,000	8,000	957,000	29,696,000	30,653,000	576,000	2013	4/6/2015
Totals	$338,718,000	$47,196,000	$425,700,000	$4,245,000	$47,196,000	$429,945,000	$477,141,000	$32,711,000

(1)	The aggregate cost of real estate for federal income tax purposes was $491.1 million.

(2)	Please see Note 3 to our consolidated financial statements for information regarding useful lives used for depreciation and amortization.

The changes in total real estate for the three years ended December 31, 2015 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2013	$235,280,000	$14,225,000
2014 Acquisitions	134,844,000	6,845,000
Balance at December 31, 2014	$370,124,000	$21,070,000
2015 Acquisitions	107,017,000	11,641,000
Balance at December 31, 2015	$477,141,000	$32,711,000

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ SHARON C. KAISER
SHARON C. KAISER
Chief Financial Officer, Treasurer and Secretary
March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2016.

Name	Title

/s/ John Mark Ramsey	President, Chief Executive Officer and Director
John Mark Ramsey	(Principal Executive Officer)

/s/ Sharon C. Kaiser	Chief Financial Officer Treasurer and Secretary
Sharon C. Kaiser	(Principal Financial and Accounting Officer)

/s/ Steven M. Pearson	Director
Steven M. Pearson

/s/ James M. Skorheim	Director
James M. Skorheim

/s/ Barry A. Chase	Director
Barry A. Chase

/s/ Romeo Cefalo	Director
Romeo Cefalo

/s/ Ronald Shuck	Director
Ronald Shuck
/s/ Billy Butcher	Director
Billy Butcher

/s/ Peter Sundheim	Director
Peter Sundheim

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 as amended by Amendment No. 1 to the Second Amendment and Restated Bylaws of the Registrant, effective as of March 20, 2015 (incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2014).
3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.7	First Amendment dated December 22, 2014 to the Second Amendment and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).
4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).
4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).
10.1	Letter Agreement dated January 16, 2015 by and among the Registrant, Sentio Healthcare Properties OP, L.P., and Sentinel RE Investment Holdings LP (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.2	Letter Agreement dated March 26, 2015 by and among the Registrant, Sentio Healthcare Properties OP, L.P., and Sentinel RE Investment Holdings LP (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.3	Amendment no. 3 dated February 24, 2015 to the Transition to Internal Management Agreement, dated February 10, 2013, by and among the Registrant, Sentio Healthcare Properties OP, L.P., Sentinel RE Investment Holdings LP and Sentio Investments, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.4	Construction Loan Agreement dated January 15, 2015 between Sentio Georgetown, LLC, Sentio Georgetown TRS, LLC, and Westminster-LCS Georgetown LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.5	Promissory Note A dated January 15, 2015 by Westminster-LCS Georgetown LLC for the benefit of Sentio Georgetown, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.6	Promissory Note B dated January 15, 2015 by Westminster-LCS Georgetown LLC for the benefit of Sentio Georgetown TRS, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.7	Guaranty of Completion and Non-Recourse Carve-Outs dated January 15, 2015 by Life Care Companies LLC for the benefit of Sentio Georgetown, LLC, and Sentio Georgetown TRS, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s quarterly report on Form 10-Q filed on May 12, 2015).
10.8	Renewal Agreement, dated December 31, 2015, by and between the Registrant and Sentio Investments, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 4, 2016)
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase