Form 10-Q
period 2016-03-31
Sentio Healthcare Properties Inc
filed 2016-05-16
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒   No

As of May 11, 2016, there were 11,517,676 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$30,038,000	$22,801,000
Investments in real estate:
Land	47,196,000	47,196,000
Buildings and improvements, net	394,449,000	397,234,000
Furniture, fixtures and vehicles, net	12,354,000	12,660,000
Construction in progress	6,972,000	5,168,000
Intangible lease assets, net	6,553,000	6,731,000
	467,524,000	468,989,000
Real estate note receivable	21,097,000	15,427,000
Investment in unconsolidated entities	764,000	880,000
Tenant and other receivables, net	5,717,000	5,751,000
Deferred costs and other assets	9,336,000	8,636,000
Restricted cash	5,854,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$546,295,000	$535,197,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$336,655,000	$335,288,000
Accounts payable and accrued liabilities	23,296,000	22,575,000
Prepaid rent and security deposits	5,438,000	5,368,000
Distributions payable	1,431,000	1,450,000
Total liabilities	366,820,000	364,681,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,510,146 and 11,502,617 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	115,000	115,000
Additional paid-in capital	60,042,000	61,385,000
Accumulated deficit	(27,946,000)	(27,612,000)
Total stockholders' equity	32,211,000	33,888,000
Noncontrolling interests:
Series B convertible preferred OP units	142,872,000	132,164,000
Other noncontrolling interest	4,392,000	4,464,000
Total equity	179,475,000	170,516,000
Total liabilities and equity	$546,295,000	$535,197,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$22,457,000	$17,430,000
Resident fees and services	8,355,000	7,665,000
Tenant reimbursements and other income	1,002,000	529,000
	31,814,000	25,624,000
Expenses:
Property operating and maintenance	20,486,000	16,483,000
General and administrative	691,000	715,000
Asset management fees	983,000	1,359,000
Real estate acquisition costs	-	582,000
Depreciation and amortization	3,793,000	4,455,000
	25,953,000	23,594,000
Income from operations	5,861,000	2,030,000

Other (income) expense:
Interest expense, net	3,848,000	3,167,000
Change in fair value of contingent consideration	177,000	-
Equity in loss from unconsolidated entities	60,000	127,000
Net income (loss) before income taxes	1,776,000	(1,264,000)
Income tax benefit	(602,000)	(529,000)
Net income (loss)	2,378,000	(735,000)
Preferred return to series B preferred OP units	2,615,000	1,801,000
Net income attributable to other noncontrolling interests	97,000	138,000
Net loss attributable to common stockholders	$(334,000)	$(2,674,000)

Basic and diluted weighted average number of common shares	11,508,316	11,478,707
Basic and diluted net loss per common share attributable to common stockholders	$(0.03)	$(0.23)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2016

(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total

BALANCE - December 31, 2015	1,000	$-	11,502,617	$115,000	$61,385,000	$(27,612,000)	$33,888,000	$136,628,000	$170,516,000
Issuance of Common Stock	-	-	7,529	-	88,000	-	88,000	-	88,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	10,708,000	10,708,000
Distributions	-	-	-	-	(1,431,000)	-	(1,431,000)	(2,784,000)	(4,215,000)
Net (loss) income	-	-	-	-	-	(334,000)	(334,000)	2,712,000	2,378,000
BALANCE - March 31, 2016	1,000	$-	11,510,146	$115,000	$60,042,000	$(27,946,000)	$32,211,000	$147,264,000	$179,475,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,378,000	$(735,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	250,000	166,000
Depreciation and amortization	3,793,000	4,455,000
Straight-line rent and above/below market lease amortization	(166,000)	(221,000)
Change in fair value of contingent consideration	177,000	-
Amortization of loan discount/premium	(14,000)	(15,000)
Equity in loss from unconsolidated entities	116,000	127,000
Bad debt expense	58,000	49,000
Deferred tax benefit	(621,000)	(234,000)
Changes in operating assets and liabilities:
Tenant and other receivables	160,000	(300,000)
Deferred costs and other assets	(79,000)	(203,000)
Restricted cash	285,000	(142,000)
Prepaid rent and tenant security deposits	70,000	977,000
Accounts payable and accrued expenses	464,000	(576,000)
Net cash provided by operating activities	6,871,000	3,348,000
Cash flows from investing activities:
Real estate acquisitions	-	(31,335,000)
Additions to real estate	(462,000)	(387,000)
Construction in progress	(1,804,000)	-
Real estate note receivable	(5,670,000)	-
Restricted cash	609,000	(80,000)
Acquisition deposits	-	(1,669,000)
Distributions from unconsolidated entities	-	35,000
Net cash used in investing activities	(7,327,000)	(33,436,000)
Cash flows from financing activities:
Proceeds from issuance of series B preferred OP units, net	10,708,000	15,589,000
Proceeds from notes payable	1,952,000	19,195,000
Repayment of notes payable	(815,000)	(763,000)
Deferred financing costs	(6,000)	(596,000)
Distributions paid to series B preferred OP units and other noncontrolling interests	(2,784,000)	(3,056,000)
Distributions paid to stockholders	(1,362,000)	(1,355,000)
Restricted cash	-	(52,000)
Net cash provided by financing activities	7,693,000	28,962,000
Net increase (decrease) in cash and cash equivalents	7,237,000	(1,126,000)
Cash and cash equivalents - beginning of period	22,801,000	35,564,000
Cash and cash equivalents - end of period	$30,038,000	$34,438,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,493,000	$2,834,000
Cash paid for income taxes	$35,000	$12,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,431,000	$1,415,000
Distributions reinvested	$88,000	$91,000
Accrued preferred stock offering costs	$-	$137,000
Accrued deferred acquisition costs	$-	$138,000
Accrued additions to real estate	$80,000	$147,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of March 31, 2016, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 10), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 10), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of March 31, 2016, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2015 Annual Report on Form 10-K, as filed with the SEC.

Reclassifications

Reclassifications have been made to the prior year’s combined condensed consolidated financial statements to conform to current year’s presentation. The Company had previously recorded income tax benefit as a component of general and administrative expenses. As of March 31, 2016, income tax benefit (expense) has been reclassified and is separately presented in the condensed consolidated statement of operations. The presentation of prior-period information has been retrospectively adjusted and the reclassification has no impact on net income (loss).

On January 1, 2016 we adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to the Company’s recognized notes payable be presented in the balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The guidance requires retrospective adoption for all prior periods presented. As of March 31, 2016 and December 31, 2015, $3.1 million and $3.4 million, respectively have been reclassified from deferred financing costs to the related notes payable in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

Adopted accounting standard

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The Company concluded that the Operating Partnership now meets the criteria as a VIE under ASU 2015-02 and the ASU was adopted as of January 1, 2016. The Company's significant asset is its investment in the Operating Partnership, as described in Note 1, and consequently, substantially all of the Company's assets and liabilities represent those assets and liabilities of the Operating Partnership. Accordingly, there is no change in the presentation of the consolidated financial statements of the Company upon adoption of ASU 2015-02.

Pending accounting standards

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This ASU retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The new guidance will be effective for the Company beginning on January 1, 2019 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

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

3. Real Estate Note Receivable

On January 16, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for the development of The Delaney at Georgetown Village located in Georgetown, Texas (the “Georgetown Loan”). The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. At the maturity date, all unpaid principal, plus accrued and unpaid interest shall be due in full. Advances will be made periodically during the construction period. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair value upon stabilization or 48 months. Fair value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

Interest income on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. For the three months ended March 31, 2016, interest revenue from the real estate note receivable was $0.4 million and is recorded as a component of tenant reimbursements and other income in the condensed consolidated statement of operations. As of March 31, 2016, the borrower had made draws on the Georgetown Loan totaling $21.1 million, and the remaining commitment from the Company is approximately $20.8 million.

4. Investments in Real Estate

As of March 31, 2016, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$47,196,000	$430,322,000	$18,910,000	$6,972,000	$28,736,000
Accumulated depreciation and amortization	-	(35,873,000)	(6,556,000)	-	(22,183,000)
Net	$47,196,000	$394,449,000	$12,354,000	$6,972,000	$6,553,000

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

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the three months ended March 31, 2016 and 2015 was approximately $3.6 million and $3.0 million, respectively. Amortization associated with intangible assets for the three months ended March 31, 2016 and 2015 was $0.2 million and $1.5 million, respectively.

Estimated amortization for April 1, 2016 through December 31, 2016 and each of the subsequent years is as follows:

Intangible Assets
April 1, 2016 - December 31, 2016	$419,000
2017	558,000
2018	558,000
2019	465,000
2020	465,000
2021 and thereafter	4,088,000

The estimated useful lives for intangible assets range from approximately one to 21 years. As of March 31, 2016, the weighted-average amortization period for intangible assets was 16 years.

5. Investments in Unconsolidated Entities

As of March 31, 2016, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	764,000	25.0%
			$764,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$409,000	$279,000
Investments in real estate, net	23,548,000	24,712,000
Other assets	829,000	713,000
Total assets	$24,786,000	$25,704,000

Notes payable, net	$22,887,000	$22,679,000
Accounts payable and accrued liabilities	273,000	285,000
Other liabilities	223,000	49,000
Total stockholders’ equity	1,403,000	2,691,000
Total liabilities and equity	$24,786,000	$25,704,000

	Three Months Ended March 31,
	2016	2015 (1)
Total revenues	$1,205,000	$428,000
Net loss	(20,000)	(244,000)
Company’s equity in loss from unconsolidated entities	(116,000)	(127,000)

(1)	On January 28, 2014, through a wholly owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted living community and began operations in May 2015. Buffalo Crossings was accounted for under the equity method of accounting beginning with the first quarter of 2014.

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

The Master TRS recognized a $0.6 million benefit and a $0.5 million benefit for federal and state income taxes in the three months ended March 31, 2016 and 2015, respectively. Net deferred tax assets related to the TRS entities totaled approximately $6.6 million at March 31, 2016 and $6.0 million at December 31, 2015, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. At March 31, 2016, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $2.1 million, which if unused, begin to expire in 2035. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2016, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to recover the deferred tax assets.

7. Segment Reporting

As of March 31, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Senior living	Triple- net leased	MOB
	operations	properties	properties	Consolidated
Rental revenue	$19,923,000	$2,329,000	$205,000	$22,457,000
Resident services and fee income	8,355,000	-	-	8,355,000
Tenant reimbursements and other income	720,000	205,000	77,000	1,002,000
	28,998,000	2,534,000	282,000	31,814,000
Property operating and maintenance expenses	20,195,000	211,000	80,000	20,486,000
Net operating income	$8,803,000	$2,323,000	$202,000	$11,328,000
General and administrative				691,000
Asset management fees				983,000
Depreciation and amortization				3,793,000
Interest expense, net				3,848,000
Change in fair value of contingent consideration				177,000
Equity in loss from unconsolidated entities				60,000
Income tax benefit				(602,000)
Net income				2,378,000
Preferred return to series B preferred OP units and other noncontrolling interests				2,712,000
Net loss attributable to common stockholders				$(334,000)

	Three Months Ended March 31, 2015
	Senior living	Triple- net leased	MOB
	operations	properties	properties	Consolidated
Rental revenue	$14,885,000	$2,329,000	$216,000	$17,430,000
Resident services and fee income	7,665,000	-	-	7,665,000
Tenant reimbursements and other income	134,000	318,000	77,000	529,000
	22,684,000	2,647,000	293,000	25,624,000
Property operating and maintenance expenses	16,118,000	284,000	81,000	16,483,000
Net operating income	$6,566,000	$2,363,000	$212,000	$9,141,000
General and administrative				715,000
Asset management fees				1,359,000
Real estate acquisition costs				582,000
Depreciation and amortization				4,455,000
Interest expense, net				3,167,000
Equity in loss from unconsolidated entities				127,000
Income tax benefit				(529,000)
Net loss				(735,000)
Preferred return to series B preferred OP units and other noncontrolling interests				1,939,000
Net loss attributable to common stockholders				$(2,674,000)

The following table reconciles the segment activity to consolidated financial position as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Assets
Investment in real estate:
Senior living operations	$392,739,000	$389,733,000
Triple-net leased properties	88,591,000	87,432,000
Medical office building properties	7,291,000	7,251,000
Total reportable segments	$488,621,000	$484,416,000
Reconciliation to consolidated assets:
Cash and cash equivalents	30,038,000	22,801,000
Investment in unconsolidated entities	764,000	880,000
Tenant and other receivables, net	5,717,000	5,751,000
Deferred costs and other assets	9,336,000	8,636,000
Restricted cash	5,854,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$546,295,000	$535,197,000

As of March 31, 2016 and December 31, 2015, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

8. Fair Value Measurements

The FASB ASC 825-10, “Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820, “Fair Value Measurement” establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability.

Our balance sheets include the following financial instruments: cash and cash equivalents, real estate note receivable, tenant and other receivables, net, deferred costs and other assets, restricted cash, notes payable, net, accounts payable and accrued liabilities, prepaid rent and security deposits and distributions payable. With the exception of notes payable and our contingent consideration discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

As of March 31, 2016, the estimated fair value of the contingent consideration related to the Sumter Grand, Gables of Hudson and Armbrook Village acquisitions is $12.6 million, which represents a change in fair value of $0.2 million for the three months ended March 31, 2016. The liabilities are included in accounts payable and accrued liabilities in our accompanying consolidated balance sheets.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $338.9 million and $337.9 million, compared to the carrying values of $339.9 million ($336.7 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) at March 31, 2016 and December 31, 2015, respectively.

There were no transfers between Level 1 or 2 during the three months ended March 31, 2016.

9. Notes Payable

Notes payable were $339.9 million ($336.7 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.70% to 6.43% per annum and a weighted average effective interest rate of 4.11% per annum. As of March 31, 2016, notes payable consisted of $180.2 million of fixed rate debt, or approximately 53% of notes payable, at a weighted average interest rate of 4.76% per annum and $159.6 million of variable rate debt, or approximately 47% of notes payable, at a weighted average interest rate of 3.38% per annum. As of December 31, 2015, we had $179.0 million of fixed rate debt, or 53% of notes payable, at a weighted average interest rate of 4.78% per annum and $159.7 million of variable rate debt, or 47% of notes payable, at a weighted average interest rate of 3.17% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2016, we were in compliance with all such covenants and requirements, with two exceptions. The $24.4 million Woodbury Mews Loan from KeyBank National Association (“KeyBank”), due in October 2016 and the $53.2 million Secured Loan Agreement between Sumter Place Owner, LLC, Retirement Two, LLC and KeyBank (“Sumter Loan”) due in December 2017 were out of compliance with certain financial covenants in their respective loan agreement. Both loans are secured by real estate property and the Company has guaranteed up to 25% of the outstanding loan balance for The Woodbury Loan. While the properties securing the loans are generating sufficient cash flow to service the existing debt, these cash flows were not sufficient in the first quarter of 2016 to meet the debt service coverage ratios in the loan documents. In addition, the average occupancy level of the Woodbury Mews loan did not meet the debt covenant requirement. The lender has waived compliance with these covenants for the quarter ended March 31, 2016.

We are in negotiation with the lender to restructure the Woodbury Mews Loan so as to address the on-going covenant defaults and extend the term of the loan. Although we have been successful in negotiating debt restructuring with lenders in the past, we cannot assure that we will be able to successfully restructure the Woodbury Mews Loan or that, if the loan is restructured, we will be able to meet the financial covenants of a restructured loan.

Any non-compliance with financial covenants under the existing or restructured loan that is not waived by the lender would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we would expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan.

Principal payments due on our notes payable for April 1, 2016 to December 31, 2016 and each of the subsequent years is as follows:

Year	Principal Amount
April 1, 2016 - December 31, 2016	$26,510,000
2017	99,356,000
2018	28,225,000
2019	74,892,000
2020	32,200,000
2021 and thereafter	78,672,000
$339,855,000
Less: Deferred financing costs	3,108,000
Less: Discount	92,000
$336,655,000

Interest Expense and Deferred Financing Cost

For the three months ended March 31, 2016 and 2015, the Company incurred interest expense, including amortization of deferred financing costs of $3.8 million and $3.2 million, respectively. As of March 31, 2016 and December 31, 2015, the Company’s net deferred financing costs were approximately $3.1 million and $3.4 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). As of March 31, 2016 and December 31, 2015, including distributions reinvested, we had issued approximately 13.3 million and 13.3 million shares of common stock for a total of approximately $133.3 million and $132.3 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At March 31, 2016, no securities remain issuable under the KKR Equity Commitment.

As of March 31, 2016 and December 31, 2015 we had issued 1,000 shares of Series C Preferred Stock and 1,586,000 Series B Preferred Units to the Investor for gross proceeds of $158.7 million, respectively. For the three months ended March 31, 2016, the Company received $10.7 million of proceeds from KKR related to previously issued Series B Preferred Units. As of March 31, 2016, the Company has $9.9 million of equity remaining to be funded under the KKR Equity Commitment. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 shares of the Company’s common stock as of March 31, 2016 and December 31, 2015.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three months ended March 31, 2016 and 2015, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.6 million and $2.8 million, respectively.

Distributions Available to Common Stockholders

The following are the distributions declared on our common stock during the three months ended March 31, 2016 and 2015:

	Distribution Declared (1)(2)			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2015	$1,330,000	$85,000	$1,415,000	$3,348,000
First quarter 2016	1,342,000	89,000	1,431,000	6,871,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.
(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the three months ended March 31, 2016 and 2015.

Commencing with the declaration of distributions for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions on our common stock in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $.50 per share (5.00% based on share price of $10.00).

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

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net earnings (loss) per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of March 31, 2016 there were 1,586,000 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

12. Related Party Transactions

Advisory Relationship with the Advisor

We have been party to an Advisory Agreement with the Advisor since January 1, 2012. The Advisory Agreement has been renewed since 2012 for additional one-year terms commencing on January 1, 2013, January 1, 2014, January 1, 2015, and January 1, 2016, however, certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

Pursuant to the provisions of the Advisory Agreement, the Advisor is responsible for managing, operating, directing and supervising the operation of our company and its assets. Generally, the Advisor is responsible for providing us with (i) property acquisitions, disposition and financing services, (ii) asset management and operational services, including real estate services and financial and administrative services, (iii) stockholder services, and (iv) in the event we conduct a public offering of our securities, offering-related services. The Advisor is subject to the supervision and ultimate authority of our board of directors and has a fiduciary duty to us and our stockholders.

The Advisory Agreement with our Advisor and the terms of the Transition Agreement are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015.

The fees payable to the Advisor under the advisory agreement for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Asset Management Fees	$983,000	$1,359,000

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

For the four fiscal quarters ended March 31, 2016, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represents, in the aggregate, approximately, 57.9% of the outstanding shares of common stock as of March 31, 2016.

As of March 31, 2016, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,000 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of March 31, 2016 no Series B Preferred Units remain issuable under the KKR Equity Commitment.

The terms of the KKR Equity Commitment are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Refer to Note 3 “Real Estate Note Receivable” for additional information on the remaining commitment to fund our real estate note receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Changes in national and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	volatility or uncertainty in capital markets, including the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas; and

•	changes in accounting principles generally accepted in the United States of America, or GAAP.

Overview

We were incorporated on October 16, 2006 for the purpose of engaging in the business of investing in and owning commercial real estate and real estate-related assets. We intend to invest primarily in healthcare properties and other real estate-related assets related to healthcare located in markets in the United States.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. No securities remain issuable under the KKR Equity Commitment.

As of March 31, 2016, we had issued and outstanding 11,510,146 shares of common stock and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of March 31, 2016 the Operating Partnership had issued and outstanding 11,530,146 Common Units, 1,000 Series A Preferred Units, and 1,586,000 Series B Preferred Units.

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

Our revenues, which are comprised largely of rental income, include rents reported on a straight-line basis over the initial term of each lease. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; and (ii) control operating and other expenses, including maximizing tenant recoveries as provided for in lease structures. Our operations are impacted by property specific, market specific, general economic and other conditions

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Results of Operations

As of March 31, 2016, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

As of March 31, 2016, we owned or had joint venture interests in 34 properties. These properties included 26 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, one in-development facility, and two facilities held as unconsolidated entities. As of March 31, 2015, we owned or had joint venture interests in 31 properties. These properties included 23 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, two development stage assisted living facilities, and one medical office building held as unconsolidated entities. Sumter Grand was acquired in the first quarter of 2015, and Gables of Kentridge and Armbrook Village were acquired in the second quarter of 2015.We had no acquisitions in the first quarter of 2016. The results of our operations for the three months ended March 31, 2016 and 2015 vary largely as a result of acquisition activity.

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$8,803,000	$6,566,000	$2,237,000	34%
Triple-net leased properties	2,323,000	2,363,000	(40,000)	(2)%
Medical office building properties	202,000	212,000	(10,000)	(5)%
Total portfolio net operating income	$11,328,000	$9,141,000	$2,187,000	24%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$11,328,000	$9,141,000	$2,187,000	24%
Other (income) expense:
General and administrative	691,000	715,000	(24,000)	(3)%
Asset management fees	983,000	1,359,000	(376,000)	(28)%
Real estate acquisitions costs	-	582,000	(582,000)	(100)%
Depreciation and amortization	3,793,000	4,455,000	(662,000)	(15)%
Interest expense, net	3,848,000	3,167,000	681,000	22%
Change in fair value of contingent consideration	177,000	-	177,000	100%
Equity in loss from unconsolidated entities	60,000	127,000	(67,000)	(53)%
Income tax benefit	(602,000)	(529,000)	(73,000)	14%
Net income (loss)	$2,378,000	$(735,000)	$3,113,000	(424)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2016 increased to $8.8 million from $6.6 million for the three months ended March 31, 2015 primarily as a result of the acquisitions of Sumter Grand in the first quarter of 2015 and Gables of Kentridge and Armbrook Village in the second quarter of 2015. Additionally, The Parkway began operations in the third quarter of 2015.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$19,923,000	$14,885,000	$5,038,000	34%
Resident services and fee income	8,355,000	7,665,000	690,000	9%
Tenant reimbursement and other income	720,000	134,000	586,000	437%
Less:
Property operating and maintenance expenses	20,195,000	16,118,000	4,077,000	25%
Total portfolio net operating income	$8,803,000	$6,566,000	$2,237,000	34%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three months ended March 31, 2016 of $2.3 million was comparable to net operating income for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$2,329,000	$2,329,000	$-	0%
Tenant reimbursement and other income	205,000	318,000	(113,000)	(36)%
Less:
Property operating and maintenance expenses	211,000	284,000	(73,000)	(26)%
Total portfolio net operating income	$2,323,000	$2,363,000	$(40,000)	(2)%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months ended March 31, 2016 of $0.2 million was comparable to net operating income for the three month period ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$205,000	$216,000	$(11,000)	(5)%
Tenant reimbursement and other income	77,000	77,000	-	0%
Less:
Property operating and maintenance expenses	80,000	81,000	(1,000)	(1)%
Total portfolio net operating income	$202,000	$212,000	$(10,000)	(5)%

Unallocated (expenses) income

General and administrative expenses for the three months ended March 31, 2016 were $0.7 million, which was comparable to the three months ended March 31, 2015.

Asset management fees for the three months ended March 31, 2016 decreased to $1.0 million from $1.4 million for the three months ended March 31, 2015 as a result of the advisor being paid the maximum fee amount for the period of February 11, 2015 through February 10, 2016 during the year ended December 31, 2015.

Real estate acquisition costs for the three months ended March 31, 2016 decreased to $0.0 million from $0.6 million for the three months ended March 31, 2015 as a result of no acquisition activity for the three months ended March 31, 2016. The Company acquired Sumter Grand during the three months ended March 31, 2015.

Depreciation and amortization for the three months ended March 31, 2016 decreased to $3.8 million from $4.5 million for the three months ended March 31, 2015 as a result of the amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 being fully amortized throughout 2015. These assets are generally amortized in the first twelve months after closing.

Interest expense, net, for the three months ended March 31, 2016 increased to $3.8 million from $3.2 million for the three months ended March 31, 2015 primarily as a result of the debt incurred for acquisitions that occurred in the first and second quarters of 2015 and the consolidation of The Parkway, which began operations in the third quarter of 2015.

The change in fair value of contingent consideration of $0.2 million for the three months ended March 31, 2016 is due to a change in timing for achieving certain specified net operating income thresholds for the Gables of Hudson, Sumter Grand and Armbrook Village properties.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended March 31, 2016, which was comparable to the loss recognized for three months ended March 31, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Buffalo Crossings, offset by distributions from Physicians Center MOB.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At March 31, 2016, no securities remain issuable under the KKR Equity Commitment.

As of March 31, 2016, we had issued and outstanding 11,510,146 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of March 31, 2016 the Operating Partnership had issued and outstanding 11,530,146 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of March 31, 2016, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

We expect that primary sources of capital will include debt financing, net cash flows from operations and net proceeds from preferred units of partnership interest in our Operating Partnership committed and funded in accordance with the terms of the KKR Equity Commitment. We expect that our primary uses of capital will be for real estate investments, including earnouts and promote monetization payments, payment of tenant improvements and capital improvements, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

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

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of March 31, 2016, our notes payable were $339.9 million ($336.7 million, net of discount and deferred financing costs).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of March 31, 2016, we were in compliance with all such covenants and requirements, with two exceptions. The $24.4 million Woodbury Mews Loan from KeyBank National Association (“KeyBank”), due in October 2016 and the $53.2 million Secured Loan Agreement between Sumter Place Owner, LLC, Retirement Two, LLC and KeyBank (“Sumter Loan”) due December 2017 were out of compliance with certain financial covenants in their respective loan agreement. Both loans are secured by real estate property and the Company has guaranteed up to 25% of the outstanding loan balance for The Woodbury Loan. While the properties securing the loans are generating sufficient cash flow to service the existing debt, these cash flows were not sufficient in the first quarter of 2016 to meet the debt service coverage ratios in the loan documents. In addition, the average occupancy level of the Woodbury Mews loan did not meet the debt covenant requirement. The lender has waived compliance with these covenants for the quarter ended March 31, 2016.

Any non-compliance with financial covenants under the existing or restructured loan that is not waived by the lender would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing that could be secured be on terms and conditions less favorable than the terms currently available under the loan.

We are in negotiation with the lender to restructure the Woodbury Mews Loan so as to address the on-going covenant defaults and extend the term of the loan. This restructure could include refinancing two of the properties in the Secured KeyBank Loan in a separate loan or loans, paying down the balance of the Secured KeyBank loan with excess refinancing proceeds, if any, and combining the remaining properties securing the Secured KeyBank Loan with the Woodbury Mews property in a single loan with financial covenants sized to cash flow from these properties. Although we have been successful in negotiating debt restructuring with lenders in the past, we cannot assure that we will be able to successfully restructure the Woodbury Mews Loan or that, if the loan is restructured, we will be able to meet the financial covenants of a restructured loan.

As of March 31, 2016 we had approximately $30.0 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, by reducing the amount of dividends to be paid in cash, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the three months ended March 31, 2016 and 2015 were $6.9 million and $3.3 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $2.2 million and the timing of cash receipts and payments.

Cash flows used in investing activities for the three months ended March 31, 2016 and 2015 were $7.3 million and $33.4 million, respectively. The 2016 cash flows used in investing activities relate to the continued funding of the Accel at Golden development and the Georgetown Loan. The 2015 cash flows used in investing activities relates primarily to the acquisition of Sumter Grand in the first quarter of 2015.

Cash flows provided by financing activities for the three months ended March 31, 2016 and 2015 were $7.7 million and $29.0 million, respectively. The change was due primarily to a variance in acquisition activity. During the three months ended March 31, 2016, the Company received $10.7 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and proceeds from notes payable of $2.0 million related to the Accel at Golden development. These proceeds were offset by the distributions paid to stockholders of $1.4 million and distributions paid to noncontrolling interests of $2.8 million. During the three months ended March 31, 2015, the Company received $15.5 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $19.2 million related to the acquisition of Sumter Grand. These proceeds were offset by the distributions paid to stockholders of $1.4 million and distributions paid to noncontrolling interests of $3.1 million.

We expect to have sufficient cash available from cash on hand and operations to fund recurring capital improvements and principal payments due on our borrowings in the next twelve months. We expect to fund stockholder distributions from cash on hand and from the excess cash provided by operations over required capital improvements and debt payments. This excess may be insufficient to make distributions at the current level or at all.

There may be a delay between the generation of cash available for investment and funding of investments. During this period, proceeds may be temporarily invested in short-term, liquid investments that could yield lower returns than investments in real estate.

Potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, noncontrolling interests and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions, as well as dividend sustainability.

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

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following considerations:

•	Adjustments for straight line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition expenses include those paid to our advisor and to third parties.

•	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.

•	Unrealized gains or losses resulting from consolidation to, or deconsolidation from equity accounting.

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

Our calculations of FFO and MFFO for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended
	March 31,
	2016	2015
Net loss attributable to common stockholders	$(334,000)	$(2,674,000)
Adjustments:
Real estate depreciation and amortization	3,793,000	4,455,000
Joint venture depreciation and amortization	132,000	164,000
Funds from operations (FFO) attributable to common stockholders	3,591,000	1,945,000

Adjustments:
Straight-line rent and above/below market lease amortization	(168,000)	(209,000)
Real estate acquisition costs	-	582,000
Change in fair value of contingent consideration	177,000	-
Modified funds from operations (MFFO) attributable to common stockholders	3,600,000	2,318,000

Weighted average shares	11,508,316	11,478,707

FFO per weighted average shares	$0.31	$0.17
MFFO per weighted average shares	$0.31	$0.20

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

	Distributions Declared (1)			Distributions	Cash Flows from	Net (Loss)
Period	Cash	Reinvested	Total	Paid	Operations	Income
First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,355,000	$3,348,000	$(735,000)
First quarter 2016	1,342,000	89,000	1,431,000	1,362,000	6,871,000	2,378,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the three months ended March 31, 2016, we declared distributions, including distributions reinvested, aggregating approximately $1.4 million to our stockholders. The distributions declared in the first quarter of 2016 to be reinvested in the Company’s common stock resulted in 7,529 shares of common stock being issued in April 2016. FFO for the three months ended March 31, 2016 was approximately $3.6 million and cash flow from operations was approximately $6.9 million. See the reconciliation of FFO to net income (loss) above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2016, we had approximately $159.6 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.6 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 16 th day of May 2016.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

