Form 10-Q
period 2016-06-30
Sentio Healthcare Properties Inc
filed 2016-08-11
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 10, 2016, there were 11,524,767 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,642,000	$22,801,000
Investments in real estate:
Land	47,196,000	47,196,000
Buildings and improvements, net	391,529,000	397,234,000
Furniture, fixtures and vehicles, net	12,120,000	12,660,000
Construction in progress	9,375,000	5,168,000
Intangible lease assets, net	5,028,000	6,731,000
	465,248,000	468,989,000
Real estate note receivable	26,968,000	15,427,000
Investment in unconsolidated entities	658,000	880,000
Tenant and other receivables, net	5,196,000	5,751,000
Deferred costs and other assets	9,773,000	8,636,000
Restricted cash	5,665,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$547,115,000	$535,197,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$340,894,000	$335,288,000
Accounts payable and accrued liabilities	19,705,000	22,575,000
Prepaid rent and security deposits	4,866,000	5,368,000
Distributions payable	1,432,000	1,450,000
Total liabilities	366,897,000	364,681,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,517,676 and 11,502,617 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	115,000	115,000
Additional paid-in capital	58,699,000	61,385,000
Accumulated deficit	(29,581,000)	(27,612,000)
Total stockholders' equity	29,233,000	33,888,000
Noncontrolling interests:
Series B convertible preferred OP units	146,543,000	132,164,000
Other noncontrolling interest	4,442,000	4,464,000
Total equity	180,218,000	170,516,000
Total liabilities and equity	$547,115,000	$535,197,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$22,312,000	$19,967,000	$44,769,000	$37,397,000
Resident fees and services	8,087,000	7,793,000	16,442,000	15,458,000
Tenant reimbursements and other income	2,379,000	898,000	3,381,000	1,427,000
	32,778,000	28,658,000	64,592,000	54,282,000
Expenses:
Property operating and maintenance	20,562,000	18,353,000	41,048,000	34,836,000
General and administrative	405,000	988,000	1,096,000	1,703,000
Asset management fees	1,696,000	1,554,000	2,679,000	2,914,000
Real estate acquisition costs	-	769,000	-	1,350,000
Depreciation and amortization	5,161,000	5,521,000	8,954,000	9,976,000
	27,824,000	27,185,000	53,777,000	50,779,000
Income from operations	4,954,000	1,473,000	10,815,000	3,503,000

Other (income) expense:
Interest expense, net	3,791,000	3,522,000	7,632,000	6,687,000
Change in fair value of contingent consideration	129,000	600,000	306,000	600,000
Equity in loss from unconsolidated entities	68,000	45,000	128,000	173,000
Net income (loss) before income taxes	966,000	(2,694,000)	2,749,000	(3,957,000)
Income tax benefit	(298,000)	(1,196,000)	(900,000)	(1,725,000)
Net income (loss)	1,264,000	(1,498,000)	3,649,000	(2,232,000)
Preferred return to series B preferred OP units	2,706,000	2,147,000	5,322,000	3,948,000
Net income attributable to other noncontrolling interests	198,000	96,000	296,000	234,000
Net loss attributable to common stockholders	$(1,640,000)	$(3,741,000)	$(1,969,000)	$(6,414,000)

Basic and diluted weighted average number of common shares	11,515,846	11,486,143	11,510,737	11,481,112
Basic and diluted net loss per common share attributable to common stockholders	$(0.14)	$(0.33)	$(0.17)	$(0.56)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2016

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total
BALANCE - December 31, 2015	1,000	$-	11,502,617	$115,000	$61,385,000	$(27,612,000)	$33,888,000	$136,628,000	$170,516,000
Issuance of Common Stock			15,059		176,000		176,000		176,000
Issuance of Series B preferred OP Units, net			-	-	-		-	14,377,000	14,377,000
Distributions					(2,862,000)		(2,862,000)	(5,638,000)	(8,500,000)
Net (loss) income						(1,969,000)	(1,969,000)	5,618,000	3,649,000
BALANCE - June 30, 2016	1,000	$-	11,517,676	$115,000	$58,699,000	$(29,581,000)	$29,233,000	$150,985,000	$180,218,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,649,000	$(2,232,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	500,000	404,000
Depreciation and amortization	8,954,000	9,976,000
Straight-line rent and above/below market lease amortization	186,000	(434,000)
Change in fair value of contingent consideration	306,000	600,000
Amortization of loan discount/premium	(29,000)	(31,000)
Equity in loss from unconsolidated entities	222,000	173,000
Bad debt expense	102,000	80,000
Deferred tax benefit	(900,000)	(869,000)
Changes in operating assets and liabilities:
Tenant and other receivables	300,000	(940,000)
Deferred costs and other assets	(237,000)	(251,000)
Restricted cash	438,000	-
Prepaid rent and tenant security deposits	(1,511,000)	1,087,000
Accounts payable and accrued expenses	(502,000)	154,000
Net cash provided by operating activities	11,478,000	7,717,000
Cash flows from investing activities:
Real estate acquisitions	-	(69,311,000)
Additions to real estate	(927,000)	(1,266,000)
Construction in progress	(4,207,000)	(2,029,000)
Real estate note receivable	(11,541,000)	(2,783,000)
Restricted cash	645,000	(194,000)
Distributions from unconsolidated entities	-	114,000
Net cash used in investing activities	(16,030,000)	(75,469,000)
Cash flows from financing activities:
Proceeds from issuance of series B preferred OP units, net	14,377,000	26,612,000
Proceeds from notes payable	7,008,000	40,195,000
Repayment of notes payable	(1,633,000)	(1,531,000)
Payment of contingent consideration	(1,777,000)	-
Deferred financing costs	(240,000)	(492,000)
Distributions paid to series B preferred OP units and other noncontrolling interests	(5,638,000)	(5,366,000)
Distributions paid to stockholders	(2,704,000)	(2,685,000)
Restricted cash	-	(52,000)
Net cash provided by financing activities	9,393,000	56,681,000
Net increase (decrease) in cash and cash equivalents	4,841,000	(11,071,000)
Cash and cash equivalents - beginning of period	22,801,000	35,564,000
Cash and cash equivalents - end of period	$27,642,000	$24,493,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,060,000	$6,072,000
Cash paid for income taxes	$164,000	$137,000

Supplemental disclosure of non-cash financing and investing activities:
Note payable assumed in connection with a real estate acquisition	$-	$18,350,000
Equity contribution by noncontrolling interest	$-	$1,498,000
Consolidation of a previously held investment in an unconsolidated entity	$-	$3,493,000
Distributions declared not paid	$1,432,000	$1,347,000
Distributions reinvested	$88,000	$6,000
Accrued preferred stock offering costs	$-	$144,000
Accrued additions to real estate	$-	$57,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of June 30, 2016, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 10), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 10), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of June 30, 2016, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2015 Annual Report on Form 10-K, as filed with the SEC.

Reclassifications

On January 1, 2016 we adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to the Company’s recognized notes payable be presented in the balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The guidance requires retrospective adoption for all prior periods presented. As of June 30, 2016 and December 31, 2015, $3.1 million and $3.4 million, respectively have been reclassified from deferred financing costs to the related notes payable in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

Adopted accounting standard

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The Company concluded that the Operating Partnership now meets the criteria as a VIE under ASU 2015-02 and the ASU was adopted as of January 1, 2016. The Company's significant asset is its investment in the Operating Partnership, as described in Note 1, and consequently, substantially all of the Company's assets and liabilities represent those assets and liabilities of the Operating Partnership. Accordingly, there is no change in the presentation of the condensed consolidated financial statements of the Company upon adoption of ASU 2015-02.

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

3. Real Estate Note Receivable

On January 16, 2015, the Company, through an indirect wholly owned subsidiary, originated a development loan in the amount of $41.9 million for the development of The Delaney at Georgetown Village located in Georgetown, Texas (the “Georgetown Loan”). The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. At the maturity date, all unpaid principal, plus accrued and unpaid interest shall be due in full. Advances will be made periodically during the construction period. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair value upon stabilization or 48 months from the loan origination. Fair value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair value and the total development cost. The Georgetown Loan is non-recourse to LCS and Westminster, but LCS has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

Interest income on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. For the three and six months ended June 30, 2016, interest revenue from the real estate note receivable was $0.5 million and $0.9 million, respectively. Interest revenue is recorded as a component of tenant reimbursements and other income in the condensed consolidated statement of operations. As of June 30, 2016, the borrower had made draws on the Georgetown Loan totaling $27.0 million, and the remaining commitment from the Company is approximately $14.9 million.

4. Investments in Real Estate

As of June 30, 2016, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$47,196,000	$430,588,000	$19,141,000	$9,375,000	$28,737,000
Accumulated depreciation and amortization	-	(39,059,000)	(7,021,000)	-	(23,709,000)
Net	$47,196,000	$391,529,000	$12,120,000	$9,375,000	$5,028,000

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

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the three months ended June 30, 2016 and 2015 was approximately $3.7 million and $3.4 million, respectively.

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the six months ended June 30, 2016 and 2015 was approximately $7.3 million and $6.4 million, respectively.

Estimated amortization for July 1, 2016 through December 31, 2016 and each of the subsequent years is as follows:

Intangible Assets
July 1, 2016 - December 31, 2016	$195,000
2017	389,000
2018	389,000
2019	295,000
2020	295,000
2021 and thereafter	3,465,000
$5,028,000

The estimated useful lives for intangible assets range from approximately one to 21 years. As of June 30, 2016, the weighted-average amortization period for intangible assets was 17 years.

5. Investments in Unconsolidated Entities

As of June 30, 2016, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	658,000	25.0%
			$658,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$605,000	$279,000
Investments in real estate, net	23,111,000	24,712,000
Other assets	772,000	713,000
Total assets	$24,488,000	$25,704,000

Notes payable, net	$23,004,000	$22,679,000
Accounts payable and accrued liabilities	406,000	285,000
Other liabilities	264,000	49,000
Total stockholders’ equity	814,000	2,691,000
Total liabilities and equity	$24,488,000	$25,704,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Total revenues	$1,334,000	$560,000	$2,539,000	$988,000
Net loss	(128,000)	(179,000)	(154,000)	(423,000)
Company’s equity in loss from unconsolidated entities	105,000	45,000	222,000	173,000

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted-living community, which commenced operations in May 2015.

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

The Master TRS recognized a $0.3 million benefit and a $1.2 million benefit for federal and state income taxes in the three months ended June 30, 2016 and 2015, respectively, and a $0.9 million benefit and a $1.7 million benefit for federal and state income taxes in the six months ended June 30, 2016 and 2015, respectively. Net deferred tax assets related to the TRS entities totaled approximately $6.9 million at June 30, 2016 and $6.0 million at December 31, 2015, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. At June 30, 2016, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $2.3 million, which if unused, begin to expire in 2035. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of June 30, 2016, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to recover the deferred tax assets.

7. Segment Reporting

As of June 30, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated
Rental revenue	$20,410,000	$1,673,000	$229,000	$22,312,000	$17,423,000	$2,328,000	$216,000	$19,967,000
Resident services and fee income	8,087,000	-	-	8,087,000	7,780,000	-	13,000	7,793,000
Tenant reimbursements and other income	687,000	1,614,000	78,000	2,379,000	535,000	298,000	65,000	898,000
	29,184,000	3,287,000	307,000	32,778,000	25,738,000	2,626,000	294,000	28,658,000
Property operating and maintenance expenses	19,982,000	468,000	112,000	20,562,000	17,953,000	318,000	82,000	18,353,000
Net operating income	$9,202,000	$2,819,000	$195,000	$12,216,000	$7,785,000	$2,308,000	$212,000	$10,305,000
General and administrative				405,000				988,000
Asset management fees				1,696,000				1,554,000
Real estate acquisition costs				-				769,000
Depreciation and amortization				5,161,000				5,521,000
Interest expense, net				3,791,000				3,522,000
Change in fair value of contingent consideration				129,000				600,000
Equity in loss from unconsolidated entities				68,000				45,000
Income tax benefit				(298,000)				(1,196,000)
Net income (loss)				1,264,000				(1,498,000)
Preferred return to series B preferred OP units and other noncontrolling interests				2,904,000				2,243,000
Net loss attributable to common stockholders				$(1,640,000)				$(3,741,000)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated
Rental revenue	$40,331,000	$4,003,000	$435,000	$44,769,000	$32,308,000	$4,657,000	$432,000	$37,397,000
Resident services and fee income	16,442,000	-	-	16,442,000	15,445,000	-	13,000	15,458,000
Tenant reimbursements and other income	1,406,000	1,819,000	156,000	3,381,000	668,000	616,000	143,000	1,427,000
	58,179,000	5,822,000	591,000	64,592,000	48,421,000	5,273,000	588,000	54,282,000
Property operating and maintenance expenses	40,177,000	679,000	192,000	41,048,000	34,072,000	602,000	162,000	34,836,000
Net operating income	$18,002,000	$5,143,000	$399,000	$23,544,000	$14,349,000	$4,671,000	$426,000	$19,446,000
General and administrative				1,096,000				1,703,000
Asset management fees				2,679,000				2,914,000
Real estate acquisition costs				-				1,350,000
Depreciation and amortization				8,954,000				9,976,000
Interest expense, net				7,632,000				6,687,000
Change in fair value of contingent consideration				306,000				600,000
Equity in loss from unconsolidated entities				128,000				173,000
Income tax benefit				(900,000)				(1,725,000)
Net income (loss)				3,649,000				(2,232,000)
Preferred return to series B preferred OP units and other noncontrolling interests				5,618,000				4,182,000
Net loss attributable to common stockholders				$(1,969,000)				$(6,414,000)

The following table reconciles the segment activity to consolidated financial position as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Assets
Investment in real estate:
Senior living operations	$396,198,000	$389,733,000
Triple-net leased properties	88,814,000	87,432,000
Medical office building properties	7,204,000	7,251,000
Total reportable segments	$492,216,000	$484,416,000
Reconciliation to consolidated assets:
Cash and cash equivalents	27,642,000	22,801,000
Investment in unconsolidated entities	658,000	880,000
Tenant and other receivables, net	5,196,000	5,751,000
Deferred costs and other assets	9,773,000	8,636,000
Restricted cash	5,665,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$547,115,000	$535,197,000

As of June 30, 2016 and December 31, 2015, goodwill had a balance of approximately $6.0 million, all of which related to the senior living operations segment. The Company historically has not recorded any impairment charges for goodwill.

8. Fair Value Measurements

The FASB Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value.

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

As of June 30, 2016, the estimated fair value of the contingent consideration related to the Sumter Grand and Armbrook Village acquisitions is $10.6 million, which represents a change in fair value of $0.1 million and $0.3 million for the three and six month periods ended June 30, 2016, respectively. The liabilities are included in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $341.6 million and $337.9 million, compared to the carrying values of $344.1 million ($340.9 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) at June 30, 2016 and December 31, 2015, respectively.

There were no transfers between Level 1 or 2 during the three and six months ended June 30, 2016.

9. Notes Payable

Notes payable were $344.1 million ($340.9 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.70% to 6.43% per annum and a weighted average effective interest rate of 4.10% per annum. As of June 30, 2016, notes payable consisted of $183.1 million of fixed rate debt, or approximately 53% of notes payable, at a weighted average interest rate of 4.74% per annum and $160.9 million of variable rate debt, or approximately 47% of notes payable, at a weighted average interest rate of 3.38% per annum. As of December 31, 2015, we had $179.0 million of fixed rate debt, or 53% of notes payable, at a weighted average interest rate of 4.78% per annum and $159.7 million of variable rate debt, or 47% of notes payable, at a weighted average interest rate of 3.17% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2016, we were in compliance with all such covenants and requirements, with two exceptions. The $24.4 million Woodbury Mews Loan (“Woodbury Loan”) from KeyBank National Association (“KeyBank”), due in October 2016 and the $53.2 million Secured Loan Agreement between Sumter Place Owner, LLC, Retirement Two, LLC and KeyBank (“Sumter Loan”) due in December 2017 were out of compliance with certain financial covenants in their respective loan agreement. Both loans are secured by real estate property and the Company has guaranteed up to 25% of the outstanding loan balance for the Woodbury Loan. While the properties securing the loans are generating sufficient cash flow to service the existing debt, these cash flows were not sufficient in the second quarter of 2016 to meet the debt service coverage ratios in the loan documents. In addition, the average occupancy level of the Woodbury Loan did not meet the debt covenant requirement.

The lender has not waived compliance with the covenants for the Sumter Loan or the Woodbury Loan for the quarter ended June 30, 2016.The Company is in negotiations with the current lender to restructure the financing arrangement on both loans to cure the covenant failures by repaying the existing loans with the proceeds from a new loan from the same lender offering revised covenant requirements. Although we have been successful in negotiating debt restructuring with lenders in the past, we cannot assure that we will be able to successfully refinance the Woodbury Loan and Sumter Loan so as to pay off the current loans or that, if the loans are refinanced, we will be able to meet the financial covenants of the new loan.

Until the Woodbury Loan and the Sumter Loan are repaid the Company will remain in violation of the covenants on these loans. These violations would constitute an event of default. The current lender could, in its discretion, declare the loan immediately due and payable, take possession of the properties securing the loan, or exercise other remedies available to it under law. If the current lender were to declare the loan to be immediately due and payable, we would expect to refinance the loan with a new lender. Any such refinancing may require a pay down of the loan and be on terms and conditions less favorable than the terms currently available under the existing loans.

Principal payments due on our notes payable for July 1, 2016 to December 31, 2016 and each of the subsequent years is as follows:

Year	Principal Amount
July 1, 2016 - December 31, 2016	$25,671,000
2017	100,857,000
2018	28,255,000
2019	75,986,000
2020	34,651,000
2021 and thereafter	78,674,000
$344,094,000
Less: Deferred financing costs	3,093,000
Less: Discount	107,000
$340,894,000

Interest Expense and Deferred Financing Cost

For the three months ended June 30, 2016 and 2015, the Company incurred interest expense, including amortization of deferred financing costs of $3.8 million and $3.5 million, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred interest expense, including amortization of deferred financing costs of $7.6 million and $6.7 million, respectively. As of June 30, 2016 and December 31, 2015, the Company’s net deferred financing costs were approximately $3.1 million and $3.4 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). As of June 30, 2016 and December 31, 2015, including distributions reinvested, we had issued approximately 13.3 million shares and 13.3 million shares of common stock for a total of approximately $133.4 million and $132.3 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At June 30, 2016, no securities remain issuable under the KKR Equity Commitment.

As of June 30, 2016 and December 31, 2015 we had issued 1,000 shares of Series C Preferred Stock and 1,586,000 Series B Preferred Units to the Investor for a total commitment of $158.7 million, respectively. As of June 30, 2016, the Company has received $152.5 million of the total commitment and $6.2 million of equity remains to be funded under the KKR Equity Commitment which will be drawn by the Company to fund the Georgetown Loan. For the three and six months ended June 30, 2016, the Company received $3.7 million and $14.4 million of proceeds from KKR related to previously issued Series B Preferred Units. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 shares of the Company’s common stock, as of June 30, 2016 and December 31, 2015.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% (with respect to put exercises associated with real property acquisitions) and 6.0% (with respect to put exercises associated with construction loan originations) of the Series B liquidation preference to any distributions paid to common units of the Operating Partnership. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10% of the Series B liquidation preference. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three and six months ended June 30, 2016, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.7 million and $5.3 million, respectively. For the three and six months ended June 30, 2015, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.1 million and $4.9 million, respectively.

Distributions Available to Common Stockholders

The following are the distributions declared on our common stock during the six months ended June 30, 2016 and 2015:

	Distributions Declared (1)(2)			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2015	$1,330,000	$85,000	$1,415,000	$3,348,000
Second quarter 2015	1,347,000	85,000	1,432,000	4,369,000

First quarter 2016	$1,342,000	$89,000	$1,431,000	$6,871,000
Second quarter 2016	1,343,000	88,000	1,431,000	4,607,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.
(2)	This table represents distributions declared to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the three and six months ended June 30, 2016 and 2015.

Commencing with the declaration of distributions for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions on our common stock in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on the initial purchase price of our common stock of $10.00).

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

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net earnings (loss) per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of June 30, 2016 there were 1,586,000 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

12. Related Party Transactions

Advisory Relationship with the Advisor

We have been party to an Advisory Agreement with the Advisor since January 1, 2012. The Advisory Agreement has been renewed since 2012 for additional one-year terms commencing on January 1, 2013, January 1, 2014, January 1, 2015, and January 1, 2016; however, certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

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

The fees payable to the Advisor under the Advisory Agreement for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset Management Fees	$1,696,000	$1,554,000	$2,679,000	$2,914,000

Consistent with limitations set forth in our charter, the Advisory Agreement further provides that, commencing four fiscal quarters after the acquisition of our first real estate asset, we shall not reimburse the Advisor at the end of any fiscal quarter management fees and operating expenses that, in the four consecutive fiscal quarters then ended, exceed (the “Excess Amount”) the greater of 2% of our average invested assets or 25% of our net income for such year (the “2%/25% Guidelines”) unless the Independent Directors Committee of our board of directors determines that such excess was justified, based on unusual and nonrecurring factors which it deems sufficient. If the Independent Directors Committee does not approve such excess as being so justified, the Advisory Agreement requires that any Excess Amount paid to the Advisor during a fiscal quarter shall be repaid to the Company. In addition, our charter provides that if the Independent Directors Committee does not determine that the Excess Amount is justified, the Advisor shall reimburse us the amount by which the aggregate annual expenses paid to the Advisor during the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines.

For the four fiscal quarters ended June 30, 2016, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represents, in the aggregate, approximately 57.9% of the outstanding shares of common stock as of June 30, 2016.

As of June 30, 2016, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,000 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of June 30, 2016 no Series B Preferred Units remain issuable under the KKR Equity Commitment.

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	Changes in international, national and local economic conditions in the real estate and healthcare markets specifically and in the broader financial markets;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	volatility or uncertainty in capital markets, including the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas; and

•	changes in accounting principles generally accepted in the United States of America, or GAAP.

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

As of June 30, 2016, we had issued and outstanding 11,517,676 shares of common stock, and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of June 30, 2016 the Operating Partnership had issued and outstanding 11,537,676 Common Units, 1,000 Series A Preferred Units, and 1,586,000 Series B Preferred Units.

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the distribution reinvestment plan (the “DRIP Offering”). The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP Offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP Offering shares are being offered at $12.45, which is our most recent estimated per-share value.

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

Results of Operations

As of June 30, 2016, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of June 30, 2016, we owned or had joint venture interests in 34 properties. These properties included 26 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, one in-development facility, and two facilities held as unconsolidated entities. As of June 30, 2015, we owned or had joint venture interests in 33 properties. These properties included 25 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, two development stage assisted-living facilities, and one medical office building held as unconsolidated entities. Sumter Grand was acquired in the first quarter of 2015, and Gables of Kentridge and Armbrook Village were acquired in the second quarter of 2015.We had no acquisitions in the first or second quarter of 2016. The results of our operations for the three and six months ended June 30, 2016 and 2015 vary largely as a result of acquisition activity.

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$9,202,000	$7,785,000	$1,417,000	18%
Triple-net leased properties	2,819,000	2,308,000	511,000	22%
Medical office building properties	195,000	212,000	(17,000)	(8)%
Total portfolio net operating income	$12,216,000	$10,305,000	$1,911,000	19%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$12,216,000	$10,305,000	$1,911,000	19%
Other (income) expense:
General and administrative	405,000	988,000	(583,000)	(59)%
Asset management fees	1,696,000	1,554,000	142,000	9%
Real estate acquisition costs	-	769,000	(769,000)	(100)%
Depreciation and amortization	5,161,000	5,521,000	(360,000)	(7)%
Interest expense, net	3,791,000	3,522,000	269,000	8%
Change in fair value of contingent consideration	129,000	600,000	(471,000)	(79)%
Equity in loss from unconsolidated entities	68,000	45,000	23,000	51%
Income tax benefit	(298,000)	(1,196,000)	898,000	(75)%
Net income (loss)	$1,264,000	$(1,498,000)	$2,762,000	(184)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2016 increased to $9.2 million from $7.8 million for the three months ended June 30, 2015 primarily as a result of an increase in net operating income generated at The Parkway, which began operations in the third quarter of 2015. Additionally, interest revenue from the Georgetown Loan increased due to the timing of draws by the borrower.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$20,410,000	$17,423,000	$2,987,000	17%
Resident services and fee income	8,087,000	7,780,000	307,000	4%
Tenant reimbursement and other income	687,000	535,000	152,000	28%
Less:
Property operating and maintenance expenses	19,982,000	17,953,000	2,029,000	11%
Total portfolio net operating income	$9,202,000	$7,785,000	$1,417,000	18%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three months ended June 30, 2016 increased to $2.8 million from $2.3 million for the three months ended June 30, 2015 primarily as a result of a $1.3 million lease termination fee received from the prior tenant at the Global Inpatient Rehab facility, which was offset by a $0.7 million write off of the straight-line receivable. The Company entered into a lease with a new tenant, Children’s Health System of Texas, and expects net operating income to normalize throughout the remainder of 2016.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$1,673,000	$2,328,000	$(655,000)	(28)%
Tenant reimbursement and other income	1,614,000	298,000	1,316,000	442%
Less:
Property operating and maintenance expenses	468,000	318,000	150,000	47%
Total portfolio net operating income	$2,819,000	$2,308,000	$511,000	22%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months ended June 30, 2016 of $0.2 million was comparable to net operating income for the three months ended June 30, 2015.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$229,000	$216,000	$13,000	6%
Resident services and fee income	-	13,000	(13,000)	(100)%
Tenant reimbursement and other income	78,000	65,000	13,000	20%
Less:
Property operating and maintenance expenses	112,000	82,000	30,000	37%
Total portfolio net operating income	$195,000	$212,000	$(17,000)	(8)%

Unallocated (expenses) income

General and administrative expenses decreased to $0.4 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015. The decrease was primarily due to $0.6 million in costs incurred in the three months ended June 30, 2015 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value.

Asset management fees for the three months ended June 30, 2016 increased to $1.7 million from $1.6 million for the three months ended June 30, 2015 as a result of a higher asset base.

Real estate acquisition costs for the three months ended June 30, 2016 decreased to $0.0 from $0.8 million for the three months ended June 30, 2015 as a result of no acquisition activity for the three months ended June 30, 2016.

Depreciation and amortization for the three months ended June 30, 2016 decreased to $5.2 million from $5.5 million for the three months ended June 30, 2015 as a result of additional depreciation and amortization in 2015 resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015. These assets are generally amortized in the first twelve months after closing. This decrease was offset by an increase of a $1.4 million write-off of in-place leases as a result of the lease termination of the prior tenant at the Global Inpatient Rehab facility.

Interest expense, net, for the three months ended June 30, 2016 increased to $3.8 million from $3.5 million for the three months ended June 30, 2015 primarily as a result of the debt incurred for acquisitions that occurred in the first and second quarters of 2015 and the consolidation of The Parkway, which began operations in the third quarter of 2015.

The change in fair value of contingent consideration decreased to $0.1 million for the three months ended June 30, 2016 from $0.6 million for the three months ended June 30, 2015 due to a change in timing for achieving certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended June 30, 2016 as compared to a loss of $0.0 million for the three months ended June 30, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Buffalo Crossings and Physicians Center MOB.

During the three months ended June 30, 2016 and 2015, we recognized state and federal income tax benefit of approximately $0.3 million and $1.2 million, respectively, related to the operations of our senior living properties that were consolidated into our Master TRS. The decrease relates to the lower amortization of in-place lease value associated with properties acquired in late 2014 and early 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$18,002,000	$14,349,000	$3,653,000	25%
Triple-net leased properties	5,143,000	4,671,000	472,000	10%
Medical office building properties	399,000	426,000	(27,000)	(6)%
Total portfolio net operating income	$23,544,000	$19,446,000	4,098,000	21%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$23,544,000	$19,446,000	4,098,000	21%
Other (income) expense:
General and administrative	1,096,000	1,703,000	(607,000)	(36)%
Asset management fees	2,679,000	2,914,000	(235,000)	(8)%
Real estate acquisition costs	-	1,350,000	(1,350,000)	(100)%
Depreciation and amortization	8,954,000	9,976,000	(1,022,000)	(10)%
Interest expense, net	7,632,000	6,687,000	945,000	14%
Change in fair value of contingent consideration	306,000	600,000	(294,000)	(49)%
Equity in loss from unconsolidated entities	128,000	173,000	(45,000)	(26)%
Income tax benefit	(900,000)	(1,725,000)	825,000	(48)%
Net income (loss)	$3,649,000	$(2,232,000)	$5,881,000	(263)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2016 increased to $18.0 million from $14.3 million for the six months ended June 30, 2015. The increase is primarily due to the acquisitions of Sumter Grand, Gables of Kentridge, and Armbrook Village in the first and second quarters of 2015 and the opening of The Parkway in the third quarter of 2015. The increase also reflects charges for higher levels of care at several senior living properties in the portfolio.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$40,331,000	$32,308,000	$8,023,000	25%
Resident services and fee income	16,442,000	15,445,000	997,000	6%
Tenant reimbursement and other income	1,406,000	668,000	738,000	110%
Less:
Property operating and maintenance expenses	40,177,000	34,072,000	6,105,000	18%
Total portfolio net operating income	$18,002,000	$14,349,000	$3,653,000	25%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the six months ended June 30, 2016 increased to $5.1 million from $4.7 million for the six months ended June 30, 2015 primarily as a result of a $1.3 million lease termination fee received from the prior tenant at the Global Inpatient Rehab facility, which was offset by a $0.7 million write off of the straight-line receivable. The Company entered into a lease with a new tenant, Children’s Health System of Texas, and expects net operating income to normalize throughout the remainder of 2016.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$4,003,000	$4,657,000	$(654,000)	(14)%
Tenant reimbursement and other income	1,819,000	616,000	1,203,000	195%
Less:
Property operating and maintenance expenses	679,000	602,000	77,000	13%
Total portfolio net operating income	$5,143,000	$4,671,000	$472,000	10%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the six months ended June 30, 2016 of $0.4 million is comparable to net operating income for the six months ended June 30, 2015.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$435,000	$432,000	$3,000	1%
Resident services and fee income	-	13,000	(13,000)	(100)%
Tenant reimbursement and other income	156,000	143,000	13,000	9%
Less:
Property operating and maintenance expenses	192,000	162,000	30,000	19%
Total portfolio net operating income	$399,000	$426,000	$(27,000)	(6)%

Unallocated (expenses) income

General and administrative expenses decreased to $1.1 million for the six months ended June 30, 2016 from $1.7 million for the six months ended June 30, 2015. The decrease was primarily due to $0.6 million in costs incurred during the six months ended June 30, 2015 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value.

Asset management fees for the six months ended June 30, 2016 decreased to $2.7 million from $2.9 million in the six months ended June 30, 2015 as a result of the advisor achieving the maximum fee amount for the period of February 11, 2015 through February 10, 2016 during the year ended December 31, 2015.

Real estate acquisition costs for the six months ended June 30, 2016 decreased to $0.0 million from $1.4 million for the six months ended June 30, 2015 as a result of no acquisition activity for the six months ended June 30, 2016.

Depreciation and amortization for the six months ended June 30, 2016 decreased to $9.0 million from $10.0 million for the six months ended June 30, 2015, as a result of additional depreciation and amortization in 2015 resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015. These assets are generally amortized in the first twelve months after closing. This decrease was offset by an increase of a $1.4 million write-off of in-place leases as a result of the lease termination of the prior tenant at the Global Inpatient Rehab facility.

Interest expense, net, for the six months ended June 30, 2016 increased to $7.6 million from $6.7 million for the six months ended June 30, 2015, primarily as a result of the debt incurred for acquisitions that occurred in the first and second quarters of 2015 and the consolidation of The Parkway, which began operations in the third quarter of 2015.

The change in fair value of contingent consideration decreased to $0.3 million for the six months ended June 30, 2016 from $0.6 million for the six months ended June 30, 2015 due to a change in timing for achieving certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties.

The Company recognized a loss from unconsolidated entities of $0.1 million for the six months ended June 30, 2016, which was comparable to the loss of $0.2 million recognized for six months ended June 30, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Buffalo Crossings and Physicians Center MOB.

During the six months ended June 30, 2016 and 2015, we recognized state and federal income tax benefit of approximately $0.9 million and $1.7 million, respectively, related to the operations of our senior living properties that were consolidated into our Master TRS. The decrease relates to the lower amortization of in-place lease value associated with properties acquired in late 2014 and early 2015.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of June 30, 2016, the Company has received $152.5 million of the total commitment and $6.2 million of equity remains to be funded. No securities remain issuable under the KKR Equity Commitment.

As of June 30, 2016, we had issued and outstanding 11,517,676 shares of common stock, and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of June 30, 2016 the Operating Partnership had issued and outstanding 11,537,676 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Preferred Units. As of June 30, 2016, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

We expect that our primary sources of capital will consist of debt financing, net cash flows from operations and net proceeds from preferred units of partnership interest in our Operating Partnership committed and funded in accordance with the terms of the KKR Equity Commitment. We expect that our primary uses of capital will be for real estate investments, including earnouts and promote monetization payments, payment of tenant improvements and capital improvements, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our stabilized properties with low to moderate levels of debt financing. We incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal is to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For development and value-added properties, our goal is to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we will reduce the levels of debt to fall within the loan to value target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent we do not have sufficient proceeds to reduce debt financing to the target ranges within a reasonable time as determined by our board of directors, we will endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of June 30, 2016, our notes payable were $344.1 million ($340.9 million, net of discount and deferred financing costs).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of June 30, 2016, we were in compliance with all such covenants and requirements, with two exceptions. The $24.4 million Woodbury Loan due in October 2016 and the $53.2 million Sumter Loan due December 2017 from KeyBank were not in compliance with certain financial covenants in their respective loan agreement. Both loans are secured by real estate property and the Company has guaranteed up to 25% of the outstanding loan balance for The Woodbury Loan. While the properties securing the loans are generating sufficient cash flow to service the existing debt, these cash flows were not sufficient in the second quarter of 2016 to meet the debt service coverage ratios in the loan documents. In addition, the average occupancy level of the Woodbury Loan did not meet the debt covenant requirement. The Company has not received a waiver of compliance from the lender on the Woodbury Loan or the Sumter Loan covenants for the quarter ended June 30, 2016.

The Company is negotiating with the lender to restructure the financing arrangement on both loans to cure the covenant failures by repaying the existing loans with the proceeds from a new loan from the same lender offering revised covenant requirements. The debt repayment and refinancing is currently expected to occur prior to August 31, 2016 and extend the term of the new loans for a minimum of three years. Any non-compliance with financial covenants under the existing or restructured loan that is not waived by the lender would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing that could be secured be on terms and conditions less favorable than the terms currently available under the loan.

As of June 30, 2016 we had approximately $27.6 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, by reducing the amount of dividends to be paid in cash, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the six months ended June 30, 2016 and 2015 were $11.5 million and $7.7 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $4.1 million and the timing of cash receipts and payments.

Cash flows used in investing activities for the six months ended June 30, 2016 and 2015 were $16.0 million and $75.5 million, respectively. The decrease is primarily a result of less acquisition activity for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The 2016 cash flows used in investing activities relate to the continued funding of the Accel at Golden development and the Georgetown Loan. The 2015 cash flows used in investing activities relates primarily to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village in the first and second quarters of 2015.

Cash flows provided by financing activities for the six months ended June 30, 2016 and 2015 were $9.4 million and $56.7 million, respectively. The decrease is primarily a result of less proceeds from notes payables as a result of acquisition activity for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company received $14.4 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and proceeds from notes payable of $7.0 million related to The Parkway, the Accel at Golden development and an additional draw related to Gables of Hudson, which was used to pay the real estate earnout costs. These proceeds were offset by the distributions paid to stockholders of $2.7 million and distributions paid to noncontrolling interests of $5.6 million. During the six months ended June 30, 2015, the Company received $26.6 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $40.2 million related to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village. These proceeds were offset by the distributions paid to stockholders of $2.7 million and distributions paid to noncontrolling interests of $5.4 million.

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

Our calculations of FFO and MFFO for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(1,640,000)	$(3,741,000)	$(1,969,000)	$(6,414,000)
Adjustments:
Real estate depreciation and amortization	5,161,000	5,521,000	8,954,000	9,976,000
Joint venture depreciation and amortization	138,000	60,000	275,000	224,000
Funds from operations (FFO) attributable to common stockholders	3,659,000	1,840,000	7,260,000	3,786,000
Adjustments:
Straight-line rent and above/below market lease amortization	354,000	(215,000)	184,000	(416,000)
Real estate acquisition costs	-	769,000	-	1,350,000
Change in fair value of contingent consideration	129,000	600,000	306,000	600,000
Modified funds from operations (MFFO) attributable to common stockholders	4,142,000	2,994,000	7,750,000	5,320,000

Weighted average shares	11,515,846	11,486,143	11,510,737	11,481,112

FFO per weighted average shares	$0.32	$0.16	$0.63	$0.33
MFFO per weighted average shares	$0.36	$0.26	$0.67	$0.46

Distributions Available to Common Stockholders

Beginning April 1, 2013, our board of directors declared distributions for daily record dates occurring after April 1, 2013 in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on the initial purchase price of our common stock of $10.00).

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

	Distributions Declared (1)
Period	Cash	Reinvested	Total	Distributions Paid	Cash Flow from Operations	Net (Loss) Income
First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,355,000	$3,348,000	$(734,000)
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000	(1,498,000)
	$2,677,000	$170,000	$2,847,000	$2,685,000	$7,717,000	$(2,232,000)

First quarter 2016	$1,342,000	$89,000	$1,431,000	$1,362,000	$6,871,000	$2,385,000
Second quarter 2016	1,343,000	88,000	1,431,000	1,342,000	4,607,000	1,264,000
	$2,685,000	$177,000	$2,862,000	$2,704,000	$11,478,000	$3,649,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the six months ended June 30, 2016 and 2015, we declared distributions, including distributions reinvested, aggregating approximately $2.9 million and $2.8 million, respectively to our stockholders. The distributions declared in the second quarter of 2016 to be reinvested in the Company’s common stock resulted in 7,091 shares of common stock being issued in July 2016. FFO for the six months ended June 30, 2016 was approximately $7.3 million and cash flow from operations was approximately $11.5 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net (loss) income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2016, we had approximately $160.9 million of variable rate debt, the majority of which is at a rate tied to short-term LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.6 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August 2016.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)