Form 10-Q
period 2016-09-30
Sentio Healthcare Properties Inc
filed 2016-11-14
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, there were 11,531,654 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,282,000	$22,801,000
Investments in real estate:
Land	47,196,000	47,196,000
Buildings and improvements, net	388,773,000	397,234,000
Furniture, fixtures and vehicles, net	11,890,000	12,660,000
Construction in progress	11,767,000	5,168,000
Intangible lease assets, net	4,929,000	6,731,000
	464,555,000	468,989,000
Real estate note receivable	31,580,000	15,427,000
Investment in unconsolidated entities	567,000	880,000
Tenant and other receivables, net	5,490,000	5,751,000
Deferred costs and other assets	9,965,000	8,636,000
Restricted cash	6,405,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$560,809,000	$535,197,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$353,156,000	$335,288,000
Accounts payable and accrued liabilities	18,271,000	22,575,000
Prepaid rent and security deposits	5,314,000	5,368,000
Distributions payable	1,448,000	1,450,000
Total liabilities	378,189,000	364,681,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,524,370 and 11,502,617 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	115,000	115,000

Additional paid-in capital	57,338,000	61,385,000
Accumulated deficit	(29,629,000)	(27,612,000)
Total stockholders' equity	27,824,000	33,888,000
Noncontrolling interests:
Series B convertible preferred OP units	150,416,000	132,164,000
Other noncontrolling interest	4,380,000	4,464,000
Total equity	182,620,000	170,516,000
Total liabilities and equity	$560,809,000	$535,197,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$23,164,000	$21,053,000	$67,933,000	$58,450,000
Resident fees and services	8,263,000	7,886,000	24,708,000	23,345,000
Tenant reimbursements and other income	1,142,000	836,000	4,523,000	2,262,000
	32,569,000	29,775,000	97,164,000	84,057,000
Expenses:
Property operating and maintenance	20,879,000	19,595,000	61,927,000	54,431,000
General and administrative	373,000	383,000	1,475,000	2,086,000
Asset management fees	527,000	1,581,000	3,200,000	4,495,000
Real estate acquisition costs	-	111,000	-	1,461,000
Depreciation and amortization	3,763,000	5,459,000	12,717,000	15,434,000
	25,542,000	27,129,000	79,319,000	77,907,000
Income from operations	7,027,000	2,646,000	17,845,000	6,150,000

Other (income) expense:
Interest expense, net	4,169,000	3,571,000	11,801,000	10,258,000
Change in fair value of contingent consideration	(103,000)	402,000	203,000	1,002,000
Equity in loss from unconsolidated entities	35,000	86,000	163,000	259,000
Loss on debt extinguishment	378,000	-	378,000	-
Net income (loss) before income taxes	2,548,000	(1,413,000)	5,300,000	(5,369,000)
Income tax benefit	(410,000)	(904,000)	(1,310,000)	(2,629,000)
Net income (loss)	2,958,000	(509,000)	6,610,000	(2,740,000)
Preferred return to series B preferred OP Units	2,794,000	2,404,000	8,116,000	6,353,000
Net income attributable to other noncontrolling interests	216,000	43,000	511,000	277,000
Net loss attributable to common stockholders	$(52,000)	$(2,956,000)	$(2,017,000)	$(9,370,000)

Basic and diluted weighted average number of common shares	11,522,649	11,493,442	11,513,008	11,483,534
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.26)	$(0.18)	$(0.82)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2016

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total

BALANCE - December 31, 2015	1,000	$-	11,502,617	$115,000	$61,385,000	$(27,612,000)	$33,888,000	$136,628,000	$170,516,000
Issuance of Common Stock	-	-	21,753	-	264,000	-	264,000	-	264,000
Issuance of Series B preferred OP Units, net	-	-	-	-	-	-	-	18,251,000	18,251,000
Distributions	-	-	-	-	(4,311,000)	-	(4,311,000)	(8,710,000)	(13,021,000)
Net (loss) income	-	-	-	-	-	(2,017,000)	(2,017,000)	8,627,000	6,610,000
BALANCE - September 30, 2016	1,000	$-	11,524,370	$115,000	$57,338,000	$(29,629,000)	$27,824,000	$154,796,000	$182,620,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,610,000	$(2,740,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	720,000	655,000
Depreciation and amortization	12,717,000	15,434,000
Straight-line rent and above/below market lease amortization	12,000	(638,000)
Change in fair value of contingent consideration	203,000	1,002,000
Amortization of loan discount/premium	(44,000)	(45,000)
Equity in loss from unconsolidated entities	313,000	259,000
Loss on debt extinguishment	378,000	-
Bad debt expense	163,000	140,000
Deferred tax benefit	(1,310,000)	(2,132,000)
Changes in operating assets and liabilities:
Tenant and other receivables	137,000	(1,061,000)
Deferred costs and other assets	(19,000)	321,000
Restricted cash	(110,000)	(299,000)
Prepaid rent and tenant security deposits	(54,000)	1,593,000
Accounts payable and accrued expenses	(1,166,000)	743,000
Net cash provided by operating activities	18,550,000	13,232,000
Cash flows from investing activities:
Real estate acquisitions	-	(69,311,000)
Additions to real estate	(1,655,000)	(2,314,000)
Construction in progress	(6,599,000)	(6,662,000)
Real estate note receivable	(16,153,000)	(7,732,000)
Restricted cash	453,000	(211,000)
Distributions from unconsolidated entities	-	171,000
Acquisition deposits	-	(1,084,000)
Net cash used in investing activities	(23,954,000)	(87,143,000)
Cash flows from financing activities:
Proceeds from issuance of series B preferred OP units, net	18,251,000	36,650,000
Proceeds from notes payable	130,777,000	43,674,000
Repayment of notes payable	(112,139,000)	(2,316,000)
Payment of contingent consideration	(3,421,000)	-
Deferred financing costs	(1,824,000)	(556,000)
Distributions paid to series B preferred OP units and other noncontrolling interests	(8,710,000)	(7,839,000)
Distributions paid to stockholders	(4,049,000)	(4,032,000)
Restricted cash	-	(27,000)
Offering costs	-	(18,000)
Net cash provided by financing activities	18,885,000	65,536,000
Net increase (decrease) in cash and cash equivalents	13,481,000	(8,375,000)
Cash and cash equivalents - beginning of period	22,801,000	35,564,000
Cash and cash equivalents - end of period	$36,282,000	$27,189,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,659,000	$9,391,000
Cash paid for income taxes	$164,000	$154,000

Supplemental disclosure of non-cash financing and investing activities:
Note payable assumed in connection with a real estate acquisition	$-	$18,350,000
Equity contribution by noncontrolling interest	$-	$1,498,000
Consolidation of a previously held investment in an unconsolidated entity	$-	$3,493,000
Distributions declared not paid	$1,449,000	$1,363,000
Distributions reinvested	$88,000	$5,000
Accrued preferred stock offering costs	$-	$136,000
Accrued additions to real estate	$80,000	$91,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of September 30, 2016, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 10), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 10), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of September 30, 2016, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2015 Annual Report on Form 10-K, as filed with the SEC.

Reclassifications

On January 1, 2016 we adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to the Company’s recognized notes payable be presented in the balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The guidance requires retrospective adoption for all prior periods presented. As of September 30, 2016 and December 31, 2015, $4.1 million and $3.4 million, respectively have been reclassified from deferred financing costs to the related notes payable in the condensed consolidated balance sheets.

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

Pending accounting standards

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU will not have a significant impact on our statement of cash flows.

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

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard.

3. Real Estate Note Receivable

On January 16, 2015, the Company, through indirect wholly owned subsidiaries, Sentio Georgetown, LLC and Sentio Georgetown TRS, LLC, originated a development loan in the amount of $41.9 million for the development of The Delaney at Georgetown Village located in Georgetown, Texas (the “Georgetown Loan”). The Georgetown Loan is secured by a first mortgage lien on the land, building, and all improvements made thereon. The Georgetown Loan matures on January 15, 2020 with one 12-month option to extend at the Company’s option, and bears interest at a fixed rate of 7.9% per annum for the term of the loan. At the maturity date, all unpaid principal, plus accrued and unpaid interest shall be due in full. Advances are made periodically during the construction period. The borrower paid a loan origination fee equal to 1% of the loan amount. Monthly payments are interest only for the term of the loan. The Company has the option to purchase the property at fair value at the earlier of stabilization or 48 months from the loan origination. Fair value is determined by the average asset value of independent appraisals obtained by the lender and borrower. Regardless of whether the Company exercises the option to purchase the property, the Company will be entitled to participate in the value creation which is the difference between the fair value and the total development cost. The Georgetown Loan is non-recourse to the borrowers, but one of the entities affiliated with the borrower has provided cost and completion guarantees as well as a guaranty of customary “bad boy” carve-outs.

Interest revenue on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. For the three and nine months ended September 30, 2016, interest revenue from the real estate note receivable was $0.6 million and $1.5 million, respectively. Interest revenue is recorded as a component of tenant reimbursements and other income in the condensed consolidated statement of operations. As of September 30, 2016, the borrower had made draws on the Georgetown Loan totaling $31.6 million, and the remaining commitment from the Company is approximately $10.3 million.

4. Investments in Real Estate

As of September 30, 2016, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets

Cost	$47,196,000	$431,035,000	$19,389,000	$11,767,000	$28,737,000
Accumulated depreciation and amortization	-	(42,262,000)	(7,499,000)	-	(23,808,000)
Net	$47,196,000	$388,773,000	$11,890,000	$11,767,000	$4,929,000

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

Depreciation expense associated with buildings and improvements and furniture, fixtures, and vehicles for the three months ended September 30, 2016 and 2015 was approximately $3.7 million and $3.6 million, respectively.

Depreciation expense associated with buildings and improvements and furniture, fixtures, and vehicles for the nine months ended September 30, 2016 and 2015 was approximately $11.0 million and $10.0 million, respectively.

Estimated amortization associated with intangible lease assets for October 1, 2016 through December 31, 2016 and each of the subsequent years is as follows:

Intangible Assets
October 1,2016 - December 31, 2016	$97,000
2017	388,000
2018	388,000
2019	295,000
2020	295,000
2021 and thereafter	3,466,000
$4,929,000

The estimated useful lives for intangible assets range from approximately two to 21 years. As of September 30, 2016, the weighted-average amortization period for intangible assets was 17 years.

5. Investments in Unconsolidated Entities

As of September 30, 2016, the Company owns interests in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	567,000	25.0%
			$567,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entities.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$596,000	$279,000
Investments in real estate, net	22,911,000	24,712,000
Other assets	750,000	713,000
Total assets	$24,257,000	$25,704,000

Notes payable, net	$23,123,000	$22,679,000
Accounts payable and accrued liabilities	344,000	285,000
Other liabilities	369,000	49,000
Total stockholders’ equity	421,000	2,691,000
Total liabilities and equity	$24,257,000	$25,704,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Total revenues	$3,003,000	$803,000	$3,955,000	$1,791,000
Net loss	(134,000)	(306,000)	(1,230,000)	(729,000)
Company’s equity in loss from unconsolidated entities	35,000	86,000	163,000	259,000

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted living community, which commenced operations in May 2015.

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

The Master TRS recognized a $0.4 million benefit and a $0.9 million benefit for federal and state income taxes in the three months ended September 30, 2016 and 2015, respectively, and a $1.3 million benefit and a $2.6 million benefit for federal and state income taxes in the nine months ended September 30, 2016 and 2015, respectively. Net deferred tax assets related to the TRS entities totaled approximately $7.3 million at September 30, 2016 and $6.0 million at December 31, 2015, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. At September 30, 2016, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $2.3 million, which if unused, begin to expire in 2035. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. Deferred tax assets are included in deferred costs and other assets in our condensed consolidated balance sheets. We have not recorded a valuation allowance against our deferred tax assets as of September 30, 2016, as we have determined that the future projected taxable income from the operations of the TRS entities are sufficient to recover the deferred tax assets.

7. Segment Reporting

As of September 30, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,2016				Three Months Ended September 30 ,2015
	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated
Rental revenue	$20,660,000	$2,299,000	$205,000	$23,164,000	$18,509,000	$2,328,000	$216,000	$21,053,000
Resident services and fee income	8,263,000	-	-	8,263,000	7,886,000	-	-	7,886,000
Tenant reimbursements and other income	818,000	246,000	78,000	1,142,000	457,000	301,000	78,000	836,000
	29,741,000	2,545,000	283,000	32,569,000	26,852,000	2,629,000	294,000	29,775,000
Property operating and maintenance expenses	20,546,000	250,000	83,000	20,879,000	19,193,000	319,000	83,000	19,595,000
Net operating income	$9,195,000	$2,295,000	$200,000	$11,690,000	$7,659,000	$2,310,000	$211,000	$10,180,000
General and administrative				373,000				383,000
Asset management fees				527,000				1,581,000
Real estate acquisition costs				-				111,000
Depreciation and amortization				3,763,000				5,459,000
Interest expense, net				4,169,000				3,571,000
Change in fair value of contingent consideration				(103,000)				402,000
Equity in loss from unconsolidated entities				35,000				86,000
Loss on debt extinguishment				378,000				-
Income tax benefit				(410,000)				(904,000)
Net income (loss)				$2,958,000				$(509,000)
Preferred return to series B preferred OP units
and other noncontrolling interests				3,010,000				2,447,000
Net loss attributable to common stockholders				$(52,000)				$(2,956,000)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated	Senior living operations	Triple-net leased properties	MOB Properties	Consolidated
Rental revenue	$60,992,000	$6,301,000	$640,000	$67,933,000	$50,817,000	$6,986,000	$647,000	$58,450,000
Resident services and fee income	24,708,000	-	-	24,708,000	23,331,000	-	14,000	23,345,000
Tenant reimbursements and other income	2,225,000	2,064,000	234,000	4,523,000	1,125,000	917,000	220,000	2,262,000
	87,925,000	8,365,000	874,000	97,164,000	75,273,000	7,903,000	881,000	84,057,000
Property operating and maintenance expenses	60,723,000	929,000	275,000	61,927,000	53,265,000	921,000	245,000	54,431,000
Net operating income	$27,202,000	$7,436,000	$599,000	$35,237,000	$22,008,000	$6,982,000	$636,000	$29,626,000
General and administrative				1,475,000				2,086,000
Asset management fees				3,200,000				4,495,000
Real estate acquisition costs				-				1,461,000
Depreciation and amortization				12,717,000				15,434,000
Interest expense, net				11,801,000				10,258,000
Change in fair value of contingent consideration				203,000				1,002,000
Equity in loss from unconsolidated entities				163,000				259,000
Loss on debt extinguishment				378,000				-
Income tax benefit				(1,310,000)				(2,629,000)
Net income (loss)				$6,610,000				$(2,740,000)
Preferred return to series B preferred OP units
and other noncontrolling interests				8,627,000				6,630,000
Net loss attributable to common stockholders				$(2,017,000)				$(9,370,000)

The following table reconciles the segment activity to consolidated financial position as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Assets
Investment in real estate:
Senior living operations	$398,443,000	$389,733,000
Triple-net leased properties	90,576,000	87,432,000
Medical office building properties	7,116,000	7,251,000
Total reportable segments	$496,135,000	$484,416,000
Reconciliation to consolidated assets:
Cash and cash equivalents	36,282,000	22,801,000
Investment in unconsolidated entities	567,000	880,000
Tenant and other receivables, net	5,490,000	5,751,000
Deferred costs and other assets	9,965,000	8,636,000
Restricted cash	6,405,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$560,809,000	$535,197,000

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, net, deferred costs and other assets, restricted cash, notes payable, net, accounts payable and accrued liabilities, prepaid rent and security deposits and distributions payable. With the exception of notes payable and our contingent consideration discussed below, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

As of September 30, 2016, the estimated fair value of the contingent consideration related to the Sumter Grand and Armbrook Village acquisitions is $8.7 million, which represents a change in fair value of ($0.1) million and $0.2 million for the three and nine month periods ended September 30, 2016, respectively. The change in fair value of contingent consideration is due to a change in the projected timing to achieve certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties. During the nine months ended September 30, 2016, the Company paid the entire Gables of Hudson earnout of $2.2 million and $1.8 million of the Armbrook Village earnout, as the first tier of the net operating income threshold was met in June 2016. The liabilities are included in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets.

The fair value of the contingent consideration is based on significant inputs which are not observable to the market and as a result are classified in Level 3 of the fair value hierarchy. The fair value is derived by making assumptions on the timing of the lease up process based on actual performance as compared to internal underwriting models and applying a discount rate in the range of 9.0% to 12.0% to the actual liabilities to obtain a present value.

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $356.2 million and $337.9 million, compared to the carrying values of $357.4 million ($353.2 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) at September 30, 2016 and December 31, 2015, respectively.

There were no transfers between Level 1 or 2 during the three and nine months ended September 30, 2016.

9. Notes Payable

Notes payable were $357.4 million ($353.2 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had fixed and variable rate secured mortgage loans with effective interest rates ranging from 2.76% to 6.43% per annum and a weighted average effective interest rate of 4.19% per annum. As of September 30, 2016, notes payable consisted of $194.6 million of fixed rate debt, or approximately 54% of notes payable, at a weighted average interest rate of 4.74% per annum and $162.7 million of variable rate debt, or approximately 46% of notes payable, at a weighted average interest rate of 3.53% per annum. As of December 31, 2015, we had $179.0 million of fixed rate debt, or 53% of notes payable, at a weighted average interest rate of 4.78% per annum and $159.7 million of variable rate debt, or 47% of notes payable, at a weighted average interest rate of 3.17% per annum.

On August 19, 2016, we entered into three Multifamily Loan and Security Agreements (the “Loans”) with KeyBank National Association (“KeyBank”), an unaffiliated lender, originated under Fannie Mae’s Delegated Underwriting and Servicing Product Line for aggregate borrowings of approximately $54.6 million, to refinance our Spring Village at Wildewood, Gables of Hudson, and Sumter Place properties. The Loans bear interest at a variable rate of one-month LIBOR plus 2.66% for a term of 10 years. Loan payments are interest only for the first five years of the loan term, after which we will also be obligated to repay principal in specified fixed monthly amounts. All unpaid principal and accrued interest will be payable upon the maturity of each loan. The Loans are secured by the refinanced properties. We may prepay each Loan in full at any time (1) after September 1, 2017 and until May 31, 2026 upon payment of a prepayment premium equal to 1% of the principal amount prepaid, and (2) after May 31, 2026 with no prepayment premium. In connection with documentation and closing of the Loans, we paid fees and expenses totaling approximately $1.4 million.

On August 19, 2016, we entered into a Secured Loan Agreement with KeyBank, with an aggregate loan amount of approximately $62.1 million (the “Portfolio Loan”), of which approximately $57.0 million in principal is currently outstanding. The Portfolio Loan represents a refinancing and is secured by our Woodbury Mews, Sumter Grand, Mesa Vista Inn Health Center, Live Oaks Village of Hammond and Slidell properties. The Portfolio Loan has an initial term of three years with a one-year extension fee available upon payment of an extension equal to 0.25% of the loan amount. The Portfolio Loan bears interest at a rate of one-month LIBOR plus 3.0%. In connection with the closing of the Portfolio Loan, we paid fees and expenses of $1.1 million, including a commitment fee of approximately $698,000 to the lender. We may prepay the Portfolio Loan at any time, subject to certain conditions. Payments on the loans are due monthly and consist of accrued interest-only during the initial two years. Beginning in the third year, payments will consist of interest plus principal amortization payments based upon a 30-year amortization schedule. As a condition to obtaining the Portfolio Loan, we provided KeyBank with a limited guaranty of 30% of the outstanding loan amount.

In connection with the closing of the loans described above, the Company recognized a loss on debt extinguishment in the amount of $0.4 million, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

On August 31, 2016, we entered into a Participation Agreement (the “Participation Agreement”) among Red Capital Partners, LLC (“Red Capital”), an unaffiliated lender, and Sentio Georgetown, LLC and Sentio Georgetown TRS, LLC, which are wholly owned subsidiaries of the Company. Pursuant to the Participation Agreement, Red Capital entered into a $20.0 million senior participation interest (the “Red Capital Loan”) in the Georgetown Loan (refer to Note 3). In connection with the closing of the Red Capital Loan, the Company paid a commitment fee of $200,000 to Red Capital. The Red Capital Loan bears interest at a rate of 5.25% and matures on January 15, 2020, which is coterminous with the Georgetown Loan. Loan payments are interest only for the full term of the Red Capital Loan. The Red Capital Loan has a one-year extension available upon payment of a fee equal to 0.5% of the Red Capital Loan amount. As of September 30, 2016, Red Capital has funded $9.7 million under the Red Capital Loan and plans to fund the remainder as the Company receives draw requests on the Georgetown Loan.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2016, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for October 1, 2016 to December 31, 2016 and each of the subsequent years is as follows:

Year	Principal Amount
October 1, 2016 - December 31, 2016	$741,000
2017	15,248,000
2018	28,168,000
2019	132,934,000
2020	47,019,000
2021 and thereafter	133,247,000
$357,357,000
Less: Deferred financing costs	4,079,000
Less: Discount	122,000
$353,156,000

Interest Expense and Deferred Financing Cost

For the three months ended September 30, 2016 and 2015, the Company incurred interest expense, including amortization of deferred financing costs of $4.2 million and $3.6 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred interest expense, including amortization of deferred financing costs of $11.8 million and $10.3 million, respectively. As of September 30, 2016 and December 31, 2015, the Company’s net deferred financing costs were approximately $4.1 million and $3.4 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). As of September 30, 2016 and December 31, 2015, including distributions reinvested, we had issued approximately 13.4 million shares and 13.3 million shares of common stock for a total of approximately $133.5 million and $132.3 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At September 30, 2016, no securities remain issuable under the KKR Equity Commitment.

As of September 30, 2016 and December 31, 2015 we had issued 1,000 shares of Series C Preferred Stock and 1,586,000 Series B Preferred Units to the Investor for a total commitment of $158.7 million, respectively. As of September 30, 2016, the Company has received $156.3 million of the total commitment and $2.3 million of equity remains to be funded under the KKR Equity Commitment which will be drawn by the Company to fund the Georgetown Loan. For the three and nine months ended September 30, 2016, the Company received $3.9 million and $18.3 million of proceeds from KKR related to previously issued Series B Preferred Units. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 shares of the Company’s common stock, as of September 30, 2016 and December 31, 2015.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. With the exception of certain Series B Preferred Units issued in connection with the put exercise related to the Georgetown Loan (the “Georgetown Put”), the Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference in preference to any distributions paid to common units. In December 2014, the parties amended the Second Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) to provide that the Series B Preferred Units issued in connection with the Georgetown Put would receive cash distributions at a reduced annual rate equal to 6.0%. In addition, the preferred return for the Series B Preferred Units issued in connection with the Georgetown Put would be calculated based solely on the exercise put amount that has been funded. Effective August 31, 2016, the parties further amended the Partnership Agreement to provide that 219,120 Series B Preferred Units issued in connection with the Georgetown Put would continue receiving cash distributions at an annual rate of 6.0% and the remaining 200,000 Series B Preferred Units issued in connection with the Georgetown Put will receive cash distributions at an annual rate of 7.5%. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10.0% of the Series B liquidation preference.

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

For the three and nine months ended September 30, 2016, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.8 million and $8.1 million, respectively. For the three and nine months ended September 30, 2015, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.4 million and $7.8 million, respectively.

Distributions Available to Common Stockholders

The following are the distributions declared on our common stock during the nine months ended September 30, 2016 and 2015:

	Distributions Declared (1)(2)			Cash Flow from
Period	Cash	Reinvested	Total	Operations
First quarter 2015	$1,330,000	$85,000	$1,415,000	$3,348,000
Second quarter 2015	1,347,000	85,000	1,432,000	4,369,000
Third quarter 2015	1,363,000	86,000	1,449,000	5,515,000
	$4,040,000	$256,000	$4,296,000	$13,232,000

First quarter 2016	$1,342,000	$89,000	$1,431,000	$6,871,000
Second quarter 2016	1,343,000	88,000	1,431,000	4,607,000
Third quarter 2016	1,358,000	91,000	1,449,000	7,072,000
	$4,043,000	$268,000	$4,311,000	$18,550,000

(1)

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to least 90% of our net ordinary taxable income.

(2)	This table represents distributions declared to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the three and nine months ended September 30, 2016 and 2015.

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

In connection with the Participation Agreement (as described in Note 9), the Board of Directors adopted a Regular Quarterly Dividend Policy (the “Dividend Policy”), which documents the circumstances under which the Board of Directors may increase the regular quarterly dividend that may be paid to holders of the common stock of the Company (the “Regular Quarterly Dividend Rate”) from its current level of $0.125 per share without the consent of the Investor. The Dividend Policy provides that the Company may maintain the Regular Quarterly Dividend Rate at the current level and that the Company may also elect to reduce the Regular Quarterly Dividend Rate in its discretion. The policy expires on August 31, 2019.

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

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net earnings (loss) per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of September 30, 2016 there were 1,586,000 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

12. Related Party Transactions

Advisory Relationship with the Advisor

We have been party to an Advisory Agreement with the Advisor since January 1, 2012. The Advisory Agreement has been renewed since 2012 for additional one-year terms commencing on January 1, 2013, January 1, 2014, January 1, 2015, and January 1, 2016. Certain provisions of the Advisory Agreement were amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014 and February 2015 (as amended, the “Transition Agreement”) with the Advisor.

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

The fees payable to the Advisor under the Advisory Agreement for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset Management Fees	$527,000	$1,581,000	$3,200,000	$4,495,000

The Transition Agreement limits the amount of the fees payable under our existing Advisory Agreement with the Advisor. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement are limited to an amount no more than (1) $3.2 million plus an excess amount of $3.2 million (the “Excess Fee Amount”) from February 10, 2013 to February 10, 2014, and (2) $3.2 million plus any remaining portion of the Excess Fee Amount during the period from the February 11, 2014 to February 10, 2015. The maximum aggregate amount of such fees payable to the Advisor from February 10, 2013 through February 10, 2015 under these limits was $9.6 million (the “Maximum Fee Amount”). Solely with respect to any fees earned by the Advisor during the period from February 11, 2014 to February 10, 2015 in excess of the Maximum Fee Amount, such fees will be included in fees payable during the one-year period from February 11, 2015 to February 10, 2016, subject to a maximum amount of $1.0 million. For the one-year period from February 11, 2015 to February 10, 2016, as well as for the one-year period from February 11, 2016 to February 10, 2017, the same limits will apply to the aggregate fees the Advisor can earn such that the aggregate amount of such fees payable to the Advisor from February 11, 2015 to February 10, 2017 is equal to the Maximum Fee Amount. As of November 2015, the “Maximum Fee Amount” that could be earned from February 10, 2013 to February 10, 2015 of $9.6 million had been met, and as of July 2016 the “Maximum Fee Amount” that could be earned from February 10, 2016 to February 10, 2017 of $3.2 million had been met.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represents, in the aggregate, approximately 57.9% of the outstanding shares of common stock as of September 30, 2016.

As of September 30, 2016, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,000 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of September 30, 2016 no Series B Preferred Units remain issuable under the KKR Equity Commitment.

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

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

As of September 30, 2016, we had issued and outstanding 11,524,370 shares of common stock, and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of September 30, 2016 the Operating Partnership had issued and outstanding 11,544,370 Common Units, 1,000 Series A Preferred Units, and 1,586,000 Series B Preferred Units.

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement requires that, unless the parties agree otherwise, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2017, upon which time the advisory function may be internalized in accordance with procedures set forth in the Transition Agreement.

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

Results of Operations

As of September 30, 2016, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of independent living, assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long-term “full service” leases which may require tenants to reimburse property related expenses to us.

As of September 30, 2016, we owned or had joint venture interests in 34 properties. These properties included 26 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, one in-development facility, and two facilities held as unconsolidated entities. As of September 30, 2015, we owned or had joint venture interests in 34 properties. These properties included 25 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, two in-development facilities, and two facilities held as unconsolidated entities. Sumter Grand was acquired in the first quarter of 2015, and Gables of Kentridge and Armbrook Village were acquired in the second quarter of 2015. Each of these properties are included in our senior living operations segment. We had no acquisition activity during 2016. The results of our operations for the three and nine months ended September 30, 2016 and 2015 vary largely as a result of acquisition activity.

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$9,195,000	$7,659,000	$1,536,000	20%
Triple-net leased properties	2,295,000	2,310,000	(15,000)	(1)%
Medical office building properties	200,000	211,000	(11,000)	(5)%
Total portfolio net operating income	$11,690,000	$10,180,000	$1,510,000	15%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$11,690,000	$10,180,000	$1,510,000	15%
Other (income) expense:
General and administrative	373,000	383,000	(10,000)	(3)%
Asset management fees	527,000	1,581,000	(1,054,000)	(67)%
Real estate acquisition costs	-	111,000	(111,000)	(100)%
Depreciation and amortization	3,763,000	5,459,000	(1,696,000)	(31)%
Interest expense, net	4,169,000	3,571,000	598,000	17%
Change in fair value of contingent consideration	(103,000)	402,000	(505,000)	(126)%
Equity in loss from unconsolidated entities	35,000	86,000	(51,000)	(59)%
Loss on debt extinguishment	378,000	-	378,000	100%
Income tax benefit	(410,000)	(904,000)	494,000	(55)%
Net income (loss)	$2,958,000	$(509,000)	$3,467,000	(681)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended September 30, 2016 increased to $9.2 million from $7.7 million primarily as a result of the net operating income generated at The Parkway, which began operations in the third quarter of 2015. Additionally, interest revenue from the Georgetown Loan increased tenant reimbursement and other income due to additional draws by the borrower.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$20,660,000	$18,509,000	$2,151,000	12%
Resident services and fee income	8,263,000	7,886,000	377,000	5%
Tenant reimbursement and other income	818,000	457,000	361,000	79%
Less:
Property operating and maintenance expenses	20,546,000	19,193,000	1,353,000	7%
Total portfolio net operating income	$9,195,000	$7,659,000	$1,536,000	20%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the three months ended September 30, 2016 of $2.3 million was comparable to the net operating income for the three months ended September 30, 2015.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$2,299,000	$2,328,000	$(29,000)	(1)%
Tenant reimbursement and other income	$246,000	301,000	(55,000)	(18)%
Less:
Property operating and maintenance expenses	$250,000	319,000	(69,000)	(22)%
Total portfolio net operating income	$2,295,000	$2,310,000	$(15,000)	(1)%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months ended September 30, 2016 of $0.2 million was comparable to net operating income for the three-month period ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$205,000	$216,000	$(11,000)	(5)%
Tenant reimbursement and other income	78,000	78,000	-	0%
Less:
Property operating and maintenance expenses	83,000	83,000	-	0%
Total portfolio net operating income	$200,000	$211,000	$(11,000)	(5)%

Unallocated (expenses) income

General and administrative expenses for the three months ended September 30, 2016 of $0.4 million was comparable to general and administrative expenses for the three months ended September 30, 2015.

Asset management fees for the three months ended September 30, 2016 decreased to $0.5 million from $1.6 million for the three months ended September 30, 2015 as a result of the advisor achieving the maximum fee amount for the period of February 11, 2016 through February 10, 2017 during the period ended September 30, 2016.

Real estate acquisition costs for the three months ended September 30, 2016 decreased to $0.0 million from $0.1 million for the three months ended September 30, 2015 as a result of no acquisition activity for the three months ended September 30, 2016.

Depreciation and amortization for the three months ended September 30, 2016 decreased to $3.8 million from $5.5 million for the three months ended September 30, 2015 due to higher depreciation and amortization in 2015 resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015. These assets are generally amortized in the first twelve months after closing.

Interest expense, net, for the three months ended September 30, 2016 increased to $4.2 million from $3.6 million for the three months ended September 30, 2015 primarily as a result of the debt incurred for acquisitions that occurred in the first and second quarters of 2015 and the consolidation of The Parkway, which began operations in the third quarter of 2015.

The change in fair value of contingent consideration decreased to ($0.1) million for the three months ended September 30, 2016 from $0.4 million for the three months ended September 30, 2015 due to a change in the projected timing to achieve certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties. During the three months ended September 30, 2016, the Company paid $1.8 million of the Armbrook Village earnout, as the first tier of the net operating income threshold was met in June 2016.

The Company recognized a loss on debt extinguishment in the amount of $0.4 million for the three months ended September 30, 2016, as a result of the refinancing of the secured loan agreements with KeyBank for Mesa Vista Inn Health Center, Live Oaks of Hammond, Live Oaks of Slidell, Spring Village at Wildewood, Gables of Hudson, Sumter Place, Sumter Grand and Woodbury Mews.

The Company recognized a loss from unconsolidated entities of $0.1 million for the three months ended September 30, 2016, which was comparable to the loss recognized for three months ended September 30, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Buffalo Crossings and Physicians Center MOB.

During the three months ended September 30, 2016 and 2015, we recognized state and federal income tax benefit of approximately $0.4 million and $0.9 million, respectively, related to the operations of our senior living properties that were consolidated into our Master TRS. The decrease relates to the lower amortization of in-place lease value associated with properties acquired in late 2014 and early 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$27,202,000	$22,008,000	$5,194,000	24%
Triple-net leased properties	7,436,000	6,982,000	454,000	7%
Medical office building properties	599,000	636,000	(37,000)	(6)%
Total portfolio net operating income	$35,237,000	$29,626,000	5,611,000	19%

Reconciliation to net income (loss):
Net operating income, as defined (1)	$35,237,000	$29,626,000	5,611,000	19%
Other (income) expense:
General and administrative	1,475,000	2,086,000	(611,000)	(29)%
Asset management fees	3,200,000	4,495,000	(1,295,000)	(29)%
Real estate acquisitions costs	-	1,461,000	(1,461,000)	(100)%
Depreciation and amortization	12,717,000	15,434,000	(2,717,000)	(18)%
Interest expense, net	11,801,000	10,258,000	1,543,000	15%
Change in fair value of contingent consideration	203,000	1,002,000	(799,000)	(80)%
Equity in loss from unconsolidated entities	163,000	259,000	(96,000)	(37)%
Loss on debt extinguishment	378,000	-	378,000	100%
Income tax benefit	(1,310,000)	(2,629,000)	1,319,000	(50)%
Net income (loss)	$6,610,000	$(2,740,000)	$9,350,000	(345)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the nine months ended September 30, 2016 increased to $27.2 million from $22.0 million for the nine months ended September 30, 2015. The increase is primarily due to the acquisitions of Sumter Grand, Gables of Kentridge, and Armbrook Village in the first and second quarters of 2015 and the opening of The Parkway in the third quarter of 2015. The increase also reflects charges for higher levels of care at several senior living properties in the portfolio.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$60,992,000	$50,817,000	$10,175,000	20%
Resident services and fee income	24,708,000	23,331,000	1,377,000	6%
Tenant reimbursement and other income	2,225,000	1,125,000	1,100,000	98%
Less:
Property operating and maintenance expenses	60,723,000	53,265,000	7,458,000	14%
Total portfolio net operating income	$27,202,000	$22,008,000	$5,194,000	24%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the nine months ended September 30, 2016 increased to $7.4 million from $7.0 million primarily as a result of a $1.3 million lease termination fee received from the prior tenant at the Global Inpatient Rehab facility, which was offset by a $0.7 million write off of the straight-line receivable. The Company entered into a lease with a new tenant, Children’s Health System of Texas, and expects net operating income to normalize throughout the remainder of 2016.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$6,301,000	$6,986,000	$(685,000)	(10)%
Tenant reimbursement and other income	2,064,000	917,000	1,147,000	125%
Less:
Property operating and maintenance expenses	929,000	921,000	8,000	1%
Total portfolio net operating income	$7,436,000	$6,982,000	$454,000	7%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the nine months ended September 30, 2016 of $0.6 million is comparable to net operating income for the nine months ended September 30, 2015.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$640,000	$647,000	$(7,000)	(1)%
Resident services and fee income	-	14,000	(14,000)	(100)%
Tenant reimbursement and other income	234,000	220,000	14,000	6%
Less:
Property operating and maintenance expenses	275,000	245,000	30,000	12%
Total portfolio net operating income	$599,000	$636,000	$(37,000)	(6)%

Unallocated (expenses) income

General and administrative expenses decreased to $1.5 million for the nine months ended September 30, 2016 from $2.1 million for the nine months ended September 30, 2015. The decrease was primarily due to $0.6 million in costs incurred during the nine months ended September 30, 2015 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value.

Asset management fees for the nine months ended September 30, 2016 decreased to $3.2 million from $4.5 million in the nine months ended September 30, 2015 as a result of the advisor achieving the maximum fee amount for the period of February 11, 2016 through February 10, 2017 during the period ended September 30, 2016.

Real estate acquisition costs for the nine months ended September 30, 2016 decreased to $0.0 million from $1.5 million for the nine months ended September 30, 2015 as a result of no acquisition activity for the nine months ended September 30, 2016.

Depreciation and amortization for the nine months ended September 30, 2016 decreased to $12.7 million from $15.4 million for the nine months ended September 30, 2015, due to higher depreciation and amortization in 2015 resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015. These assets are generally amortized in the first twelve months after closing.

Interest expense, net, for the nine months ended September 30, 2016 increased to $11.8 million from $10.3 million for the nine months ended September 30, 2015, primarily as a result of the debt incurred for acquisitions that occurred in the first and second quarters of 2015 and the consolidation of The Parkway, which began operations in the third quarter of 2015.

The change in fair value of contingent consideration decreased to $0.2 million for the nine months ended September 30, 2016 from $1.0 million for the nine months ended September 30, 2015 due to a change in the projected timing to achieve certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties. During the nine months ended September 30, 2016, the Company paid the entire Gables of Hudson earnout of $2.2 million and $1.8 million of the Armbrook Village earnout, as the first tier of the net operating income threshold was met in June 2016.

The Company recognized a loss on debt extinguishment in the amount of $0.4 million for the nine months ended September 30, 2016, as a result of the refinancing of the secured loan agreements with KeyBank for Mesa Vista Inn Health Center, Live Oaks of Hammond, Live Oaks of Slidell, Spring Village at Wildewood, Gables of Hudson, Sumter Place, Sumter Grand and Woodbury Mews.

The Company recognized a loss from unconsolidated entities of $0.2 million for the nine months ended September 30, 2016, which was comparable to the loss of $0.3 million recognized for nine months ended September 30, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Buffalo Crossings and Physicians Center MOB.

During the nine months ended September 30, 2016 and 2015, we recognized state and federal income tax benefit of approximately $1.3 million and $2.6 million, respectively, related to our senior living properties consolidated into our Master TRS. This decrease relates to the lower amortization of in-place lease value associated with properties acquired in late 2014 and early 2015.

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

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of September 30, 2016, the Company has received $156.3 million of the total commitment and $2.3 million of equity remains to be funded in connection with the Georgetown Loan. No securities remain issuable under the KKR Equity Commitment.

As of September 30, 2016, we had issued and outstanding 11,524,370 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of September 30, 2016 the Operating Partnership had issued and outstanding 11,544,370 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of September 30, 2016, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

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

In addition, one of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of September 30, 2016, our notes payable were $357.4 million ($353.2 million, net of discount and deferred financing costs).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. As of September 30, 2016, we were in compliance with all such covenants and requirements.

As of September 30, 2016 we had approximately $36.3 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, by reducing the amount of dividends to be paid in cash, if refinancing results in excess loan proceeds, and increased cash flows from operations. The Company’s liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash from operations.

Cash flows provided by operating activities for the nine months ended September 30, 2016 and 2015 were $18.6 million and $13.2 million, respectively. The increase in cash flows from operations was primarily due to an increase in portfolio net operating income of $5.6 million and the timing of cash receipts and payments.

Cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 were $24.0 million and $87.1 million, respectively. The decrease was due primarily to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village for $69.3 million in 2015.

Cash flows provided by financing activities for the nine months ended September 30, 2016 and 2015 were $18.9 million and $65.5 million, respectively. The decrease is primarily a result of activity related to the KKR Equity Commitment and proceeds from and repayments of notes payable for the period ended September 30, 2016 as compared to the period ended September 30, 2015. During the nine months ended September 30, 2016, the Company received $18.3 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment. Additionally, the Company received proceeds from notes payable of $130.8 million related to the Participation Agreement, refinance activity and draws on debt for The Parkway, the Accel at Golden development, and Gables of Hudson. These proceeds were offset with $112.1 million of repayments of notes payable related to the Company’s refinance activity, distributions paid to stockholders of $8.7 million and distributions paid to noncontrolling interests of $4.0 million. During the nine months ended September 30, 2015, the Company received $36.7 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $43.7 million related to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village. These proceeds were offset by the distributions paid to stockholders of $4.0 million and distributions paid to noncontrolling interests of $7.8 million.

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

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of our operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following considerations:

•	Adjustments for straight line rents. Under GAAP, rental income recognition can be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the economic impact of our lease terms and presents results in a manner more consistent with management’s analysis of our operating performance.

•	Real estate acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. These acquisition costs have been funded from the proceeds of our initial public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Real estate acquisition expenses include those paid to our advisor and to third parties.

•	Non-recurring gains or losses included in net income from the extinguishment or sale of debt.

•	Unrealized gains or losses resulting from consolidation to, or deconsolidation from equity accounting.

•	Elimination of adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income.

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

Our calculations of FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(52,000)	$(2,956,000)	$(2,017,000)	$(9,370,000)
Adjustments:
Real estate depreciation and amortization	3,763,000	5,459,000	12,717,000	15,434,000
Joint venture depreciation and amortization	140,000	87,000	416,000	311,000
Funds from operations (FFO) attributable to common stockholders	3,851,000	2,590,000	11,116,000	6,375,000
Adjustments:
Straight-line rent and above/below market lease amortization	(176,000)	(211,000)	8,000	(652,000)
Real estate acquisition costs	-	111,000	-	1,461,000
Change in fair value of contingent consideration	(103,000)	402,000	203,000	1,002,000
Loss on debt extinguishment	378,000	-	378,000	-
Modified funds from operations (MFFO) attributable to common stockholders	3,950,000	2,892,000	11,705,000	8,186,000

Weighted average shares	11,522,649	11,493,442	11,513,008	11,483,534

FFO per weighted average shares	$0.33	$0.23	$0.97	$0.56
MFFO per weighted average shares	$0.34	$0.25	$1.02	$0.71

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

	Distributions Declared (1)			Distributions	Cash Flow from	Net (Loss)
Period	Cash	Reinvested	Total	Paid	Operations	Income
First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,355,000	$3,348,000	$(733,000)
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000	(1,498,000)
Third quarter 2015	1,363,000	86,000	1,449,000	1,347,000	5,515,000	(509,000)
	$4,040,000	$256,000	$4,296,000	$4,032,000	$13,232,000	$(2,740,000)

First quarter 2016	$1,342,000	$89,000	$1,431,000	$1,362,000	$6,871,000	$2,388,000
Second quarter 2016	1,343,000	88,000	1,431,000	1,342,000	4,607,000	1,264,000
Third quarter 2016	1,358,000	91,000	1,449,000	1,345,000	7,072,000	2,958,000
	$4,043,000	$268,000	$4,311,000	$4,049,000	$18,550,000	$6,610,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the nine months ended September 30, 2016 and 2015, we declared distributions, including distributions reinvested, aggregating approximately $4.0 million and $4.0 million, respectively to our stockholders. The distributions declared in the third quarter of 2016 to be reinvested in the Company’s common stock resulted in 7,284 shares of common stock being issued in October 2016. FFO for the nine months ended September 30, 2016 was approximately $11.1 million and cash flow from operations was approximately $18.6 million. We funded our total distributions paid with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net loss above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of Septemebr 30, 2016, we had approximately $162.7 million of variable rate debt, the majority of which is at a rate tied to short-term LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.6 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting during out most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).

3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 as amended by Amendment No. 1 to the Second Amendment and Restated Bylaws of the Registrant, effective as of March 20, 2015 (incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2014).

3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).

3.7	First Amendment dated December 22, 2014 to the Second Amendment and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).

3.8	Second Amendment to the Second Amendment and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on September 7, 2016).

4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).

4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007 (“Pre-Effective Amendment No. 2”).

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).

10.1	Sentio Healthcare Properties, Inc. Regular Quarterly Dividend Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 7, 2016).

10.2	Multifamily Loan and Security Agreement dated August 19, 2016 between Wildewood Owner, LLC and KeyBank National Association (filed herewith).

10.3	Multifamily Loan and Security Agreement dated August 19, 2016 between Gables of Hudson, LLC and KeyBank National Association (filed herewith).

10.4	Multifamily Loan and Security Agreement dated August 19, 2016 between Sumter Place Owner, LLC and KeyBank National Association (filed herewith).

10.5	Secured Loan Agreement dated August 19, 2016 by and among Sentio Landlord Hammond, LLC, Sentio Landlord Slidell, LLC, MVI Health Center, LP, Woodbury Mews III Urban Renewal, LLC, Woodbury Mews IV Urban Renewal, LLC, Retirement Two, LLC and KeyBank National Association (filed herewith).

10.6	Guaranty Agreement dated August 19, 2016 by the Registrant, Sentio Healthcare Properties, OP, LP and Sentio Healthcare Properties, Inc. for the benefit of KeyBank National Association (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2016.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ SHARON C. KAISER
Sharon C. Kaiser Chief Financial Officer; Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

