Form 10-K
period 2016-12-31
Sentio Healthcare Properties Inc
filed 2017-03-17
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes   ☐     No   ☒

As of June 30, 2016 (the last business day of the registrant’s second fiscal quarter), there were 11,517,676 shares of common stock held by non-affiliates of the registrant. There is no established trading market for the Registrant’s shares of common stock. On March 23, 2016, the board of directors approved an estimated value per share of the registrant’s common stock of $12.45 per share derived from the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, divided by the number of shares outstanding, calculated as of December 31, 2015. For a full description of the methodologies used to value the registrant's assets and liabilities in connection with the calculation of the estimated value per share as of December 31, 2015, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” as filed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 17, 2017 there were 11,538,992 common stock of Sentio Healthcare Properties, Inc. outstanding.

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At December 31, 2016, no securities remain issuable under the KKR Equity Commitment.

As of December 31, 2016, we had issued and outstanding 11,531,615 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2016 the Operating Partnership had issued and outstanding 11,551,615 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of December 31, 2016, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

In connection with the KKR Equity Commitment, we entered into a transition agreement with our Advisor and the Investor (the “Transition Agreement”) that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that, unless the parties agree otherwise, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect through February 10, 2019, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

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

We have invested primarily in existing leased properties as well as other properties where we believed there were opportunities to enhance cash flow and value. We have also originated a development loan with an unaffiliated third party in which we have the potential to participate in the value creation and increase our interest in the property. We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment policies or investment restrictions except upon approval of the independent directors committee. Decisions relating to the additional purchase or sale of properties or the origination of loans are made by our Advisor, subject to approval by our board of directors.

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

Investment Strategy

Our independent directors committee reviews our investment policies at least annually to determine whether these policies continue to be in the best interest of our stockholders, except as specifically provided otherwise under the terms of preferred stock that we issue, we may change our investment policies without stockholder approval. As of December 31, 2016, we had invested the proceeds raised in our public offerings and committed the equity funding received pursuant to the KKR Equity Commitment. Our board of directors, including all of our independent directors, continues to evaluate the market for healthcare related real estate acquisitions consistent with our investment objectives and to the extent our board of directors determines it is in the best interest of our stockholders to obtain additional sources of capital for the acquisition of additional investments we may make additional investments consistent with our investment strategy. To the extent we make additional investments, our Advisor will recommend property acquisitions or loan originations to our investment committee, which will approve or reject proposed investments.

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

Healthcare real estate includes a variety of property types, including senior housing facilities, medical office buildings, hospital facilities, skilled nursing facilities, outpatient centers, and other healthcare related facilities. In 2016, 20% of the GDP of the United States, was spent on healthcare needs and the aging U.S. population is expected to continue to fuel the need for healthcare services. According to the US Census Department, the over age 65 population of the United States is projected to grow from 15% to 20% of the US population between 2015 and 2025, with one in five US residents expected to be over 65 years old by 2025. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare properties minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

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

Acquisition Policies

Core Properties

We have invested in “core” institutional grade properties that are:

•	owned and operated with a low to moderate level of permanent mortgage financing;

•	of a high-quality and currently producing income;

•	generally leased to a diversified tenant or resident base, though we are not restricted from investing in properties occupied by a single tenant if the property meets other key investment criteria or to a single tenant/operator for certain healthcare properties and have done so;

•	leased on terms that generally allow for annual rental increases, and

•	managed by companies that specialize in the specific healthcare service being delivered at a specific community.

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

Mortgages, Debt Securities and Other Real Estate-Related Investments

Although we expect that substantially all of our acquisitions will be of the types of properties described above, we have also originated a development loan and may acquire or originate other investments, including mortgages and other illiquid real estate-related securities. With respect to the origination or acquisition of mortgage loans or other real estate-related investments, we will seek to obtain fixed income through the receipt of payments from these investments. We do not expect that we will invest more than 20% of our long-term stabilized asset portfolio in mortgages and other real estate-related investments.

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

Borrowing Policies

Debt Financing

When we refer to debt financing, we are referring to all types of debt financing at fixed or variable interest rates or some combination of both. For our stabilized core properties, our long-term goal is to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For the value-added and opportunistic properties, our goal is to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. We may exceed these debt levels on an individual property basis. Once these value-added and opportunistic properties are developed, redeveloped and stabilized with tenants, we plan to reduce the levels of debt to fall within target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. While we do not expect to utilize debt financing in excess of 300% of our net assets (equivalent to 75% of the cost of our tangible assets), upon the vote of a majority of our independent directors, we will be able to temporarily exceed this debt limitation. It is likely that our debt financing will be secured by the underlying property, but it will not necessarily be the case each time. We have and may enter into interest rate protection agreements to mitigate interest rate fluctuation exposure if we believe the benefit of such contracts outweigh the costs of purchasing these instruments.

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

Acquisitions

At December 31, 2016, we owned or had joint venture interests in 35 properties. All of these properties are included in the properties summary as provided under “Item 2 Properties” referenced below.

We have acquired our properties to date with a combination of the proceeds from our public offering, from the sale of preferred securities in us and our Operating Partnership pursuant to the KKR Equity Commitment, and from debt incurred upon the acquisition of such properties.

As of December 31, 2016, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Financial Information by segment is presented in Note 11 to our accompanying consolidated financial statements.

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

We currently expect to make distributions to our stockholders quarterly. All expenses we incur in our operations are deducted from cash funds generated by operations prior to computing the amount of cash available to be paid as distributions to our stockholders. Our directors will determine the amount and timing of distributions. Subject to the terms of our dividend policy, our directors will consider all relevant factors, including the amount of cash available for distribution, distributions payable to KKR pursuant to the terms of the KKR Equity Commitment, capital expenditure and reserve requirements and general operational requirements in setting our distribution amount. We cannot determine with certainty that sufficient cash will be available to make distributions to our stockholders. We may borrow funds, return capital or sell assets to make distributions. We cannot predict the amount of distributions our stockholders may receive. We may be unable to pay or maintain cash distributions or increase distributions over time, and we may need to cease distributions to stockholders.

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

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our common stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

In connection with the KKR Equity Commitment, we have entered into an agreement (the “Transition Agreement”) with our Advisor and the Investor that sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2019, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement. If we internalize in accordance with the terms of the Transition Agreement, we would no longer bear the costs of the various fees we expect to pay to our Advisor under the Advisory Agreement. However, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect to be paid by our Advisor. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may dilute your investment. We cannot currently estimate the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

On October 18, 2013, the first purchase of securities was completed by KKR pursuant to the Securities Purchase Agreement dated as of February 10, 2013, and amended at various times thereafter, between us, our Operating Partnership, and the Investor. Under the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of December 31, 2016, no securities remain issuable under the KKR Equity Commitment and based on the capitalization of the Company as of December 31, 2016, KKR holds a majority interest in the Company 57.9% of our voting capital stock as well as the same percentage of our as-converted stock by virtue of their combined interests in the Series C Preferred Stock and Series B Preferred Units.

Disclosure concerning the terms, rights and conditions of the Series C Preferred Stock and the Series B Preferred Units, the transfer and registration thereof and the other provisions of the KKR Equity Commitment are described in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013, December 30, 2014, January 22, 2015, February 27, 2015, April 1, 2015, May 6, 2015 and September 7, 2016. There can be no assurance that the interests of KKR are aligned with that of our other stockholders. Investor interests can differ from each other and from other corporate interests and it is possible that this majority stockholder with a stake in corporate management may have interests that differ from us and those of other stockholders.

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

Increased competition for residents may reduce the ability of certain of our operators to make scheduled rent payments to us or adversely affect our operating results.

A majority of our portfolio is invested in our senior living operations segment which invests in and directs the operations of independent living, assisted-living, memory care and other senior housing communities located in the United States. These types of properties face competition for residents from other similar properties, both locally and nationally.  For example, competing seniors housing properties are located near the seniors housing properties we own or may acquire.  Any decrease in revenues due to such competition at any of our senior living properties may adversely affect our operators’ ability to make scheduled rent payments to us and may adversely affect our operating results of those properties.

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

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	pursuant to 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•	pursuant to 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

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

On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans. The final regulation and the related exemptions were set to become applicable for investment transactions on and after April 10, 2017, but generally were not to apply to purchases of our shares before that date. On February 3, 2017, President Trump delayed the implementation of this regulation by six months pursuant to a presidential memorandum. The final regulation and the accompanying exemptions are complex, and Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

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

As of December 31, 2016, our portfolio consisted of 35 healthcare facilities. The following table provides summary information regarding our facilities.

Property Name	Location	Property Type	Percentage Equity Ownership	Date Acquired	Gross Square Feet	Purchase Price		Approximate Occupancy
Senior Living Operations
Caruth Haven Court	Highland Park, TX	Assisted-Living Facility	100%	1/22/2009	74,647	$20,500,000		93%
The Oaks Bradenton	Bradenton, FL	Assisted-Living Facility	100%	5/1/2009	18,172	4,500,000		93%
GreenTree at Westwood	Columbus, IN	Assisted-Living Facility	100%	12/30/2009	50,249	5,150,000		62%
Oakleaf Village Portfolio			80%	4/30/2010		27,000,000
Oakleaf Village at Lexington	Lexington, SC	Assisted-Living Facility			67,000			98%
Oakleaf Village at Greenville	Greenville, SC	Assisted-Living Facility			65,000			80%
Terrace at Mountain Creek	Chattanooga, TN	Assisted-Living Facility	100%	9/3/2010	109,643	8,500,000		88%
Carriage Court of Hilliard	Hilliard, OH	Assisted-Living Facility	100%	12/22/2010	69,184	17,500,000		68%
Spring Village at Floral Vale	Yardley, PA	Assisted-Living Facility	100%	12/22/2010	26,146	4,500,000		97%
Forestview Manor	Meredith, NH	Assisted-Living Facility	100%	1/14/2011	34,270	10,750,000		99%
Woodland Terrace at the Oaks	Allentown, PA	Assisted-Living Facility	100%	4/14/2011	50,400	9,000,000		89%
Amber Glen	Urbana, IL	Assisted-Living Facility	80%	8/31/2012	31,250	13,622,000		81%
Mill Creek	Springfield, IL	Assisted-Living Facility	80%	8/31/2012	31,635	12,356,000		90%
Hudson Creek	Bryan, TX	Assisted-Living Facility	80%	8/31/2012	36,813	11,546,000		88%
Sugar Creek	Normal, IL	Assisted-Living Facility	80%	8/31/2012	31,090	11,963,000		93%
Woodbury Mews Portfolio	Woodbury, NJ	Assisted-Living and Independent-Living Facility	100%	10/21/2013	198,557	38,126,000		75%
Standish Village	Dorchester, MA	Assisted-Living Facility	95%	12/6/2013	76,340	15,550,000		86%
Buffalo Crossing	The Villages, FL	Assisted-Living Facility	25%	1/28/2014	112,857	(1)		61%
Compass on the Bay	Boston, MA	Assisted-Living Facility	95%	4/4/2014	28,725	11,700,000		100%
The Parkway	Blue Springs, MO	Assisted-Living and Independent-Living Facility	65%	10/2/2014	118,507	22,400,000		95%
Live Oaks Village of Hammond	Hammond, LA	Assisted-Living Facility	100%	11/14/2014	34,800	6,985,000		80%
Live Oaks Village of Slidell	Slidell, LA	Assisted-Living Facility	100%	11/14/2014	32,270	5,715,000		100%
Spring Village at Wildewood	California, MD	Assisted-Living Facility	100%	11/24/2014	30,781	9,650,000		100%
Gables of Hudson	Hudson, OH	Assisted-Living Facility	100%	12/18/2014	84,984	16,750,000		93%
Sumter Place	The Villages, FL	Assisted-Living Facility	100%	12/31/2014	138,191	48,500,000		84%
Sumter Grand	The Villages, FL	Independent Living Facility	100%	2/6/2015	186,342	31,500,000		68%
Gables of Kentridge	Kent, OH	Assisted-Living Facility	100%	4/1/2015	64,163	15,370,000		100%
Armbrook Village	Westfield, MA	Assisted-Living and Independent-Living Facility	95%	4/6/2015	109,820	30,000,000		98%
Spring Village at Essex	Essex, VT	Assisted-Living Facility	100%	11/18/2016	38,772	11,088,000		19%
Triple Net Leased
Mesa Vista Inn Health Center	San Antonio, TX	Skilled Nursing Facility	100%	12/31/2009	55,525	13,000,000		100%
Cornerstone Dallas Rehab	Dallas, TX	Inpatient Rehabilitation Facility	100%	8/19/2010	40,828	14,800,000		100%
Rome LTACH	Rome, GA	Long-Term Acute Care Hospital	100%	1/12/2010	52,944	18,900,000		100%
St. Andrews Village	Aurora, CO	Assisted-Living Facility and Independent-Living Facility	100%	8/20/2014	346,649	42,500,000		100%
Accel at Golden	Golden, CO	Skilled Nursing Facility - Under Development	100%	4/3/2015	59,913	18,500,000	(2)	-
Medical Office Building
Hedgcoxe Health Plaza	Plano, TX	Medical Office Building	100%	12/22/2010	32,109	9,094,000		100%
Physicians Center MOB	Bryan, TX	Medical Office Building	72%	4/2/2012	114,583	(1)		65%
Total					2,653,159	$537,015,000

(1)	This investment is accounted for on the equity method and discussed further in Note 7 to our consolidated financial statements included in this report.

(2)	This represents the final budget to develop Accel at Golden. The property received a Certificate of Occupancy in January 2017.

Expiring Leases

The following table shows tenant lease expirations related to the Company’s triple-net leased and medical office building segments for the next ten years:

		Expiration Year (1)
Segment	Total	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter
Triple Net Leased:
Tenant Leases	5	-	-	-	-	-	-	-	3	-	1	1
Base Rent ($) (2)	11,070,000	-	-	-	-	-	-	-	6,757,000	-	1,464,000	2,849,000
% of segment base rent	100%	0%	0%	0%	0%	0%	0%	0%	61%	0%	13%	26%

Medical Office:
Tenant Leases	8	1	1	3	2	1	-	-	-	-	-	-
Base Rent ($) (2)	922,000	55,000	46,000	513,000	268,000	40,000	-	-	-	-	-	-
% of segment base rent	100%	6%	5%	56%	29%	4%	0%	0%	0%	0%	0%	0%

Total:
Base Rent ($) (2)	11,992,000	55,000	46,000	513,000	268,000	40,000	-	-	6,757,000	-	1,464,000	2,849,000
% of total base rent	100%	1%	1%	4%	2%	0%	0%	0%	56%	0%	12%	24%

(1)	This table excludes the Company’s senior living operations segment because those properties are month-to-month resident leases. The leases that expire in 2017 in the medical office building segment represent less than one percent of the Company’s consolidated revenues for the year ended December 31, 2016.

(2)	Represents the annualized minimum rents on leases in place as of December 31, 2016, excluding the impact of potential lease renewals, common area maintenance and straight-line rent that may be recognized relating to the leases.

The weighted average annual effective rent for the senior living operations segment for the year ended December 31, 2016 is $60,441 per unit, based on total revenue per unit.

The weighted average annual effective rent for the triple-net leased and medical office building segments for the year ended December 31, 2016 is $24.93 and $26.36 per square foot, based on total revenue per square foot. The weighted average remaining lease term for the triple-net leased and medical office building segments as of December 31, 2016 were 10.1 and 3.2 years, respectively.

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

In arriving at this estimate, our overall objective was to determine an estimated per-share value that was supported by a methodology and assumptions that are appropriate and that employ procedures and calculations that can be reliably repeated in future periods. In furtherance of this objective, we engaged HealthTrust, LLC (“HealthTrust”), an independent third-party commercial real estate valuation firm, to appraise all of our real estate assets. Our board of directors, including all of the independent directors, reviewed the qualifications of HealthTrust to appraise our real estate portfolio and determined that HealthTrust possesses the experience and professional competence necessary to be relied upon as experts with respect to the valuation of our real estate assets. The compensation we paid to HealthTrust was based on the scope of the work requested and not on the appraised values of our real estate assets.

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

Stockholders

As of March 17, 2017, we had approximately 11.5 million shares of common stock outstanding held by 3,277 stockholders of record.

Distributions

In order to meet the requirements for tax treatments as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Our board generally declares distributions on a quarterly basis, based on daily record dates; such distributions are paid quarterly.

During each of the years ended December 31, 2016 and 2015, we paid distributions, net of any distributions reinvested, aggregating approximately $5.4 million. From October 16, 2006 (date of inception) to December 31, 2016, distributions declared were approximately $42.3 million. Of this amount, $6.3 million has been reinvested through our distribution reinvestment plan and $34.5 million has been paid in cash to stockholders. Since inception, we have experienced a cumulative positive cash flow from operations of approximately $67.1 million. Accordingly, from our inception to date, our cash flows from operations have exceeded our total distributions.

The following table shows the distributions declared on daily record dates for each day during the period from January 1, 2015 through December 31, 2016, aggregated by quarter.

	Distributions Declared (1)(2)			Distributions	Cash Flows from	Net (Loss)
Period	Cash	Reinvested	Total	Paid	Operations	Income
First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,354,000	$3,348,000	$(735,000)
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000	(1,498,000)
Third quarter 2015	1,363,000	86,000	1,449,000	1,347,000	5,515,000	(509,000)
Fourth quarter 2015	1,362,000	87,000	1,449,000	1,363,000	5,418,000	2,991,000
	$5,402,000	$343,000	$5,745,000	$5,394,000	$18,650,000	$249,000

First quarter 2016	$1,342,000	$89,000	$1,431,000	$1,362,000	$6,871,000	$2,378,000
Second quarter 2016	1,343,000	88,000	1,431,000	1,342,000	4,607,000	1,264,000
Third quarter 2016	1,358,000	91,000	1,449,000	1,345,000	7,072,000	2,958,000
Fourth quarter 2016	1,358,000	91,000	1,449,000	1,358,000	6,285,000	6,922,000
	$5,401,000	$359,000	$5,760,000	$5,407,000	$24,835,000	$13,522,000

(1)	Distributions are declared based on daily record dates and paid quarterly.

(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the years ended December 31, 2016 and 2015.

Commencing with the declaration of distribution for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on share price of $10.00).

In connection with the Participation Agreement (as described in Note 8), the Board of Directors adopted a Regular Quarterly Dividend Policy (the “Dividend Policy”), which documents the circumstances under which the Board of Directors may increase the regular quarterly dividend that may be paid to holders of the common stock of the Company (the “Regular Quarterly Dividend Rate”) from its current level of $0.125 per share without the consent of the Investor. The Dividend Policy provides that the Company may maintain the Regular Quarterly Dividend Rate at the current level and that the Company may also elect to reduce the Regular Quarterly Dividend Rate in its discretion. The policy expires on August 31, 2019.

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

Recent Sales of Unregistered Securities

During the period covered in this report we did not sell any unregistered securities.

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

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance Sheet Data:
Total assets (1)	$574,263,000	$535,197,000	$430,496,000	$274,876,000	$229,533,000
Investments in real estate, net	475,004,000	468,989,000	369,069,000	235,219,000	189,736,000
Notes payable, net (1)	366,097,000	335,288,000	273,138,000	179,679,000	143,667,000
Stockholders’ equity	185,730,000	170,516,000	142,705,000	86,245,000	77,909,000

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Operating Data:
Revenues	$130,036,000	$115,295,000	$81,565,000	$61,855,000	$48,633,000
Property operating and maintenance	$83,001,000	$74,301,000	$50,841,000	$37,710,000	$29,941,000
General and administrative expense (2)	$2,081,000	$2,430,000	$1,710,000	$1,639,000	$1,955,000
Net income (loss)	$13,522,000	$249,000	$487,000	$2,454,000	$(810,000)
Noncontrolling interest	$11,692,000	$9,147,000	$3,153,000	$566,000	$72,000
Net income (loss) attributable to common stockholders	$1,830,000	$(8,898,000)	$(2,666,000)	$1,888,000	$(882,000)
Net income (loss) per common share attributable to common stockholders - basic and diluted	0.16	(0.77)	(0.22)	0.15	(0.07)
Dividends declared	5,760,000	5,745,000	5,985,000	6,263,000	3,940,000
Dividends per common share (3)	$0.50	$0.50	$0.50	$0.49	$0.31
Weighted average number of shares outstanding - basic and diluted	11,515,378	11,485,967	12,242,324	12,734,907	12,871,670
Other Data:
Cash flows provided by operating activities	$24,835,000	$18,650,000	$13,197,000	$8,891,000	$6,049,000
Cash flows used in investing activities	$(40,514,000)	$(100,900,000)	$(141,711,000)	$(50,223,000)	$(21,070,000)
Cash flows provided by financing activities	$27,799,000	$69,487,000	$142,286,000	$41,617,000	$8,556,000

(1)	Total assets and notes payable, net for prior periods has been recast to conform to the 2016 presentation which presents debt issuance cost as a direct reduction of the related liability instead of an asset.
(2)	The Company had previously recorded income tax benefit (expense) as a component of general and administrative expenses. As of December 31, 2015, income tax benefit has been reclassified and is separately presented in the consolidated statements of operations. The presentation of prior-period information has been retrospectively adjusted and the reclassification has no impact on net income (loss).
(3)	Dividends per common share is calculated based on days outstanding during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with the Investor for the purpose of obtaining equity funding to finance investment opportunities (such investments and the related agreements are referred to herein collectively as “the KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of December 31, 2016, no securities remain issuable under the KKR Equity Commitment.

As of December 31, 2016, we had issued and outstanding 11,531,615 shares of common stock and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2016 the Operating Partnership had issued and outstanding 11,551,615 Common Units, 1,000 Series A Preferred Units, and 1,586,000 Series B Preferred Units.

In connection with the KKR Equity Commitment, we entered into the Transition Agreement with our Advisor and the Investor which sets forth the terms for a transition to an internal management structure for the Company. The Transition Agreement, as amended, requires that, unless the parties agree otherwise, the existing external advisory structure will remain in place upon substantially the same terms as currently in effect until February 10, 2019, upon which time the advisory function will be internalized in accordance with procedures set forth in the Transition Agreement.

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

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014 , DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value.

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

Despite the economic conditions discussed above, the demand for health care services is projected to continue to grow for the foreseeable future. In 2016, 20% of the GDP of the United States, was spent on healthcare needs and the aging U.S. population is expected to continue to fuel the need for healthcare services. According to the US Census Department, the over age 65 population of the United States is projected to grow from 15% to 20% of the US population between 2015 and 2025, with one in five US residents expected to be over 65 years old by 2025. Presently, the healthcare real estate market is fragmented, with a local or regional focus, offering opportunities for consolidation and market dominance. We believe that a diversified portfolio of healthcare property types minimizes risks associated with third-party payors, such as Medicare and Medicaid, while also allowing us to capitalize on the favorable demographic trends described above.

Highlights for the Twelve Months Ended December 31, 2016

We made the following investments during the year:

•	We continued funding the note receivable for the development of The Delaney at Georgetown Village, a senior housing facility which opened in October 2016;
•	We continued to fund the development of Accel at Golden, a rehab skilled nursing facility which will open in early 2017;
•	We acquired Spring Village at Essex, a senior housing facility, for approximately $11.1 million.

Results of Operations

As of December 31, 2016, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and directs the operations of independent living, assisted-living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

We purchased our first property in January 2009, and as of December 31, 2016, we owned interests in 35 properties. At the years ended December 31, 2016, 2015 and 2014, our investments by segment were as follows:

Segment (1)	2016	2015	2014
Senior living operations	27	26	22
Triple-net leased properties	5	5	4
Medical office building properties	1	1	1

(1)	In addition to our three reportable business segments, which reflect the operations of our consolidated investments, we also have investments in unconsolidated joint ventures. For the years ended December 31, 2016, 2015, and 2014 we had two, two, and three investments in unconsolidated joint ventures, respectively.

In November 2016, we acquired Spring Village at Essex, a senior living facility. In February 2015, we acquired Sumter Grand, an independent living facility. In April 2015, we acquired Gables of Kentridge, a senior living facility; a 95% joint venture in Armbrook Village, a senior living facility; and closed on a commitment to fund the development of Accel at Golden, a rehab skilled nursing facility, accounted for under a triple-net lease arrangement. In June 2015, we consolidated our interest in The Parkway and operations began in July 2015.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$36,477,000	$30,852,000	$5,625,000	18%
Triple-net leased properties	9,732,000	9,300,000	432,000	5%
Medical office building properties	826,000	842,000	(16,000)	(2)%
Total portfolio net operating income	$47,035,000	$40,994,000	$6,041,000	15%

Reconciliation to net income:
Net operating income, as defined (1)	$47,035,000	$40,994,000	$6,041,000	15%
Other (income) expense:
General and administrative	2,081,000	2,430,000	(349,000)	(14)%
Asset management fees	3,200,000	5,346,000	(2,146,000)	(40)%
Real estate acquisitions costs	-	1,466,000	(1,466,000)	(100)%
Depreciation and amortization	16,509,000	19,803,000	(3,294,000)	(17)%
Interest expense, net	15,905,000	13,777,000	2,128,000	15%
Change in fair value of contingent consideration	(3,138,000)	689,000	(3,827,000)	(555)%
Equity in loss from unconsolidated entities	163,000	362,000	(199,000)	(55)%
Loss on debt extinguishment	378,000	-	378,000	100%
Income tax benefit	(1,585,000)	(3,128,000)	1,543,000	(49)%
Net income	$13,522,000	$249,000	$13,273,000	5331%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the year ended December 31, 2016 increased to $36.5 million from $30.9 million for the year ended December 31, 2015. The increase is primarily due to the acquisitions of Sumter Grand, Gables of Kentridge, and Armbrook Village in the first and second quarters of 2015 and the opening of The Parkway in the third quarter of 2015. The increase also reflects charges for higher levels of care at several senior living properties in the portfolio.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$81,893,000	$69,927,000	$11,966,000	17%
Resident services and fee income	32,971,000	31,415,000	1,556,000	5%
Tenant reimbursement and other income	3,131,000	2,361,000	770,000	33%
Less:
Property operating and maintenance expenses	81,518,000	72,851,000	8,667,000	12%
Total portfolio net operating income	$36,477,000	$30,852,000	$5,625,000	18%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income increased to $9.7 million for the year ended December 31, 2016 compared to $9.3 million for the year ended December 31, 2015 primarily as a result of a $1.3 million lease termination fee received from the prior tenant at the Global Inpatient Rehab facility, which was offset by a $0.7 million write off of the straight-line receivable. The Company entered into a lease with a new tenant, Children’s Health System of Texas in June 2016.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$8,600,000	$9,314,000	$(714,000)	(8)%
Tenant reimbursement and other income	2,287,000	1,113,000	1,174,000	105%
Less:
Property operating and maintenance expenses	1,155,000	1,127,000	28,000	2%
Total portfolio net operating income	$9,732,000	$9,300,000	$432,000	5%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income in 2016 was comparable to net operating income in 2015.

	Years Ended December 31,
	2016	2015	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$846,000	$853,000	$(7,000)	(1)%
Resident services and fee income	-	1,000	(1,000)	(100)%
Tenant reimbursement and other income	308,000	311,000	(3,000)	(1)%
Less:
Property operating and maintenance expenses	328,000	323,000	5,000	2%
Total portfolio net operating income	$826,000	$842,000	$(16,000)	(2)%

Unallocated (expenses) income

General and administrative expenses decreased to $2.1 million for the year ended December 31, 2016 from $2.4 million for the year ended December 31, 2015. The decrease was primarily due to $0.6 million in costs incurred during the year ended December 31, 2015 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value, offset by an increase in recurring general and administrative expenses during the year ended December 31, 2016.

Asset management fees decreased to $3.2 million for the year ended December 31, 2016 from $5.3 million for the year ended December 31, 2015, as a result of the advisor achieving the maximum fee amount for the period of February 11, 2016 through February 10, 2017 during the year ended December 31, 2016.

Real estate acquisition costs for the year ended December 31, 2016 decreased to $0.0 million from $1.5 million for the year ended December 31, 2015 primarily as a result of a fewer number of acquisitions in 2016 as compared to 2015.

Depreciation and amortization decreased to $16.5 million for the year ended December 31, 2016 from $19.8 million for the year ended December 31, 2015 due to higher depreciation and amortization in 2015 resulting from acquisitions, particularly amortization of the in-place leases for senior living facilities acquired in the fourth quarter of 2014 and the first and second quarters of 2015. These assets are generally amortized in the first twelve months after closing.

Interest expense, net, for the year ended December 31, 2016 increased to $15.9 million from $13.8 million for the year ended December 31, 2015, primarily as a result of the debt incurred for acquisitions that occurred in the first and second quarters of 2015 and the consolidation of The Parkway, which began operations in the third quarter of 2015.

The change in fair value of contingent consideration decreased to $(3.1) million for the year ended December 31, 2016 from an increase of $0.7 million for the year ended December 31, 2015 due to a change in the projected timing to achieve certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties. As of December 31, 2016, the Company does not expect Sumter Grand to achieve the net operating income threshold for the second tier of the earnout prior to the expiration date. Therefore, the Company derecognized the liability associated with the second tier of the earnout and recorded approximately $3.1 million in income for the year ended December 31, 2016. During the year ended December 31, 2016, the Company paid the entire Gables of Hudson earnout of $2.2 million and $1.8 million of the Armbrook Village earnout, as the first tier of the net operating income threshold was met in June 2016.

The Company recognized a loss from unconsolidated entities of $0.2 million for the year ended December 31, 2016, which was comparable to the loss of $0.4 million recognized for the year ended December 31, 2015. The Company’s allocation of loss from unconsolidated entities relates to the operations of Buffalo Crossings and Physicians Center MOB.

The Company recognized a loss on debt extinguishment in the amount of $0.4 million for the year ended December 31, 2016, as a result of the refinancing of the secured loan agreements with KeyBank for Mesa Vista Inn Health Center, Live Oaks of Hammond, Live Oaks of Slidell, Spring Village at Wildewood, Gables of Hudson, Sumter Place, Sumter Grand and Woodbury Mews.

During the year ended December 31, 2016 and 2015, we recognized state and federal income tax benefit of approximately $1.6 million and $3.1 million, respectively, related to our senior living properties consolidated into our Master TRS. The decrease in 2016 primarily relates to the lower amortization of in-place lease value associated with properties acquired in late 2014 and early 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended December 31,
	2015	2014	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$30,852,000	$23,197,000	$7,655,000	33%
Triple-net leased properties	9,300,000	6,670,000	2,630,000	39%
Medical office building properties	842,000	857,000	(15,000)	(2)%
Total portfolio net operating income	$40,994,000	$30,724,000	$10,270,000	33%

Reconciliation to net income:
Net operating income, as defined (1)	$40,994,000	$30,724,000	$10,270,000	33%
Other (income) expense:
General and administrative	2,430,000	1,710,000	720,000	42%
Asset management fees	5,346,000	4,135,000	1,211,000	29%
Real estate acquisitions costs	1,466,000	2,724,000	(1,258,000)	(46)%
Depreciation and amortization	19,803,000	11,793,000	8,010,000	68%
Interest expense, net	13,777,000	9,912,000	3,865,000	39%
Change in fair value of contingent consideration	689,000	-	689,000	100%
Equity in loss from unconsolidated entities	362,000	352,000	10,000	3%
Income tax benefit	(3,128,000)	(389,000)	(2,739,000)	704%
Net income	$249,000	$487,000	$(238,000)	(49)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

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

Liquidity and Capital Resources

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP Offering. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016, DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At December 31, 2016, the Company has received $156.9 million of the total commitment and $1.7 million of equity remains to be funded in connection with the Georgetown Loan. No securities remain issuable under the KKR Equity Commitment.

As of December 31, 2016, we had issued and outstanding 11,531,615 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of December 31, 2016 the Operating Partnership had issued and outstanding 11,551,615 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,000 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of December 31, 2016, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

We expect that primary sources of capital will include debt financing, net cash flows from operations and net proceeds from preferred units of partnership interest in our Operating Partnership committed and funded in accordance with the terms of the KKR Equity Commitment. We expect that our primary uses of capital will be for real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

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

One of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of December 31, 2016, our notes payable were $370.1 million ($366.1 million, net of discount and deferred financing costs).

We are required by the terms of our the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Any violation of financial covenants under our loans could constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, at its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce any loan guarantees by the Company of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan. As of December 31, 2016, we were in compliance with all such covenants and requirements.

As of December 31, 2016, we had approximately $34.9 million in cash and cash equivalents on hand. Our liquidity will increase from the sale of common stock pursuant to our DRIP Offering, by reducing the amount of dividends to be paid in cash, if we receive excess loan proceeds in connection with refinancing, and increased cash flows from operations. The Company’s liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the years ended December 31, 2016 and 2015 were $24.8 million and $18.7 million, respectively. The increase in cash flows from operations was primarily due to an increase in net operating income of $6.0 million, partially offset by the timing of cash receipts and payments.

Cash flows used in investing activities for the years ended December 31, 2016 and 2015 were $40.5 million and $100.9, respectively. The decrease was due primarily to the acquisitions of Sumter Grand, Gables of Kentridge and Armbrook Village for $69.3 million in 2015.

Cash flows provided by financing activities for the years ended December 31, 2016 and 2015 were $27.8 million and $69.5 million, respectively. The decrease is primarily a result of activity related to the KKR Equity Commitment and proceeds from and repayments of notes payable for the year ended December 31, 2016 as compared to the year ended December 31, 2015. During 2016, the Company received $18.9 million of net proceeds from KKR related to previously issued Series B Preferred Units. Additionally, the Company received proceeds from notes payable of $144.3 million related to the Participation Agreement, the acquisition of Spring Village at Essex, refinance activity and draws on debt for The Parkway, the Accel at Golden development, and Gables of Hudson. These proceeds were offset with $112.9 million of repayments of notes payable related to the Company’s refinance activity, distributions paid to stockholders of $5.4 million and distributions paid to noncontrolling interests of $11.8 million. During 2015, the Company received $42.2 million of net proceeds from KKR related to previously issued Series B Preferred Units and received proceeds from notes payable of $47.0 million related to the acquisitions of Sumter Grand, Armbrook Village and the development loan related to The Parkway. These proceeds were offset by the distributions paid to stockholders of $5.4 million and distributions paid to noncontrolling interests of $10.6 million.

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

Our calculations of FFO and MFFO for the years ended December 31, 2016, 2015, and 2014 are presented below:

	For the years ended,
	December 31, 2016	December 31, 2015	December 31, 2014
Net income (loss) attributable to common stockholders	$1,830,000	$(8,898,000)	$(2,666,000)

Adjustments:
Real estate depreciation and amortization	16,509,000	19,803,000	11,793,000
Joint venture depreciation and amortization	555,000	398,000	617,000
Funds from operations (FFO) attributable to common stockholders	$18,894,000	$11,303,000	$9,744,000

Adjustments:
Straight-line rent and above/below market lease amortization	$(145,000)	$(829,000)	$(654,000)
Real estate acquisition costs	-	1,466,000	2,724,000
Change in fair value of contingent consideration	(3,138,000)	689,000	-
Loss on debt extinguishment	378,000	-	-
Modified funds from operations (MFFO) attributable to common stockholders	$15,989,000	$12,629,000	$11,814,000

Basic and diluted weighted average shares	11,515,378	11,485,967	12,242,324

Basic and diluted FFO per weighted average shares	$1.64	$0.98	$0.80
Basic and diluted MFFO per weighted average shares	$1.39	$1.10	$0.97

Election as a REIT

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ending December 31, 2008. Under the Code, we are not subject to federal income tax on income that we distribute to our stockholders. REITs are subject to numerous organizational and operational requirements in order to avoid taxation as a regular corporation, including a requirement that they generally distribute at least 90% of their annual ordinary taxable income to their stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Our failure to qualify as a REIT could result in us having a significant liability for taxes.

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

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable, net	$15,261,000	$161,437,000	$70,356,000	$123,059,000	$370,113,000
Development contracts (1)	2,460,000	-	-	-	2,460,000
Real estate note receivable (1)	6,032,000	1,699,000	-	-	7,731,000
Ground leases (2)	491,000	1,010,000	1,052,000	13,353,000	15,906,000
	$24,244,000	$164,146,000	$71,408,000	$136,412,000	$396,210,000

(1)	The amounts presented above represent development costs and funding of a note receivable not yet incurred as of December 31, 2016. For additional details refer to Notes 4 and 5.

(2)	Ground leases are operating leases with scheduled payments over the life of the respective leases which expire in the year 2040.

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

Investments in Real Estate

Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and improvements, furniture, fixtures and vehicles, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships, contingent considerations and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

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

During 2016, 2015 and 2014, we did not record any impairment charges related to our investments in real estate.

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

For the years ended December 31, 2016, 2015 and 2014, the Company elected to perform Step 1 in its evaluation of goodwill. The Company did not record any impairment charges related to our goodwill.

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

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2008, which imposes limitations related to operating assisted-living properties. As of December 31, 2016, we had acquired twenty-seven assisted-living facilities and formed twenty-nine wholly owned taxable REIT subsidiaries, or TRSs, which includes a Master TRS that consolidates our wholly owned TRSs. The properties are operated pursuant to leases with our TRSs. Our TRSs have engaged qualified unaffiliated management companies to operate the assisted-living facilities. Under the management contracts, the managers have direct control of the daily operations of the properties.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government backed securities and FDIC insured savings account which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed to is interest rate risk relating to the variable portion of our debt financing. As of December 31, 2016, we had approximately $150.5 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR rates. A 1.0% change in 3-Month LIBOR would result in a change in annual interest expense of approximately $1.5 million per year. Our interest rate risk management objectives will be to monitor and manage the impact of interest rate changes on earnings and cash flows by using certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

The names, ages, principal occupations and certain other information about the members of our board of directors are set forth below. Each of our directors is elected for a one-year term ending at the 2017 annual meeting of stockholders.

Billy Butcher, age 36, is one of our KKR-selected Directors as he was elected to be one of our directors, and a member of our investment committee, on March 12, 2013 in connection with, and as a condition to, the execution of the KKR Equity Commitment. Mr. Butcher is an executive officer of Sentinel RE Investment Holdings GP LLC, which is the general partner of the Investor. Mr. Butcher is currently employed by KKR as a Member in its real estate investment business. Mr. Butcher joined KKR in 2004, and prior to KKR’s establishment of a dedicated real estate investment effort, Mr. Butcher worked in KKR’s corporate private equity business, both in the United States and internationally.

Prior to joining KKR, Mr. Butcher was employed with Goldman, Sachs & Co. He holds an A.B. from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

Romeo Cefalo, age 67, has served as one of our independent directors since August 2008 and has served as our chairman of the board since May 2014. From 2004 to 2006, Mr. Cefalo was Executive Vice President of Real Estate, Construction and New Store Development for Albertsons, Inc. He was responsible for managing Albertson’s real estate operation and $1.5 billion annual capital budget. From 2001 to 2004, Mr. Cefalo was Executive Vice President of Operations for Albertsons. His responsibilities included managing growth planning and capital budgets. From 1995 to 2001, Mr. Cefalo was President of Lucky Stores in Buena Park, California, and was responsible for $6.0 billion in sales and $400.0 million in earnings. Mr. Cefalo received his Master of Business Administration from New Hampshire College in 1984.

For the following reasons, the board concluded that Mr. Cefalo should serve as a director. In addition to his management experience, Mr. Cefalo’s specific knowledge of commercial real estate and related investment and financing activities position him very well to provide the board of directors with valuable industry-specific insight and experience.

Barry Chase, age 61, has served as one of our independent directors since September 2007. He has been actively involved in the real estate industry since 1980. Mr. Chase is the Co-Founder and Managing Principal of AVP advisors, a real estate investment management firm for institutional investors. From 2004 to present, Mr. Chase has worked for AVP advisors. As of January 1, 2015, Mr. Chase was also the Chief Executive Officer and a Managing Principal of Belay Investment Group, which is also a real estate investment management firm investing capital on behalf of institutional investors. From 2002 to 2003, Mr. Chase was a Principal of Platinum Capital advisors, and from 1998 to 2002, he was the Executive Vice President and the President of Koll Development Company’s Western Division, where he developed more than nine million square feet of office, industrial, retail and mixed-use projects.

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

Steven Pearson, age 69, has served as one of our independent directors since September 2007. He is the Executive Vice President, Chief Strategy Officer and a director for DAUM Commercial Real Estate. Mr. Pearson has been with DAUM since June 1997 and serves as a key executive responsible for the planning and execution of the company’s growth initiatives. Prior to his affiliation with DAUM, from July 1991 through May 1997, Mr. Pearson served as Senior Vice President of Coldwell Banker Commercial Affiliates, where he oversaw the design, development, and delivery of all commercial resources for Coldwell Banker.

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

Peter Sundheim, age 30, is one of our KKR-selected directors and he was elected to be one of our directors and as a member of our investment committee in November 2015 as a condition to the KKR Equity Commitment. Mr. Sundheim is currently employed by KKR as a Principal in its real estate investment business. Mr. Sundheim joined KKR in 2010, and prior to KKR’s establishment of a dedicated real estate investment effort, Mr. Sundheim worked in KKR’s corporate private equity business, as a member of the Media industry team.

Prior to joining KKR, Mr. Sundheim was employed with KSL Capital Partners, a hospitality and leisure focused private equity firm from 2008 to 2010. He holds a B.A., cum laude, from the University of Pennsylvania.

John Mark Ramsey, age 46, is our Chief Executive Officer, President and a member of our board of directors, positions he has held since December 2011. Mr. Ramsey is also Chief Executive Officer and majority owner of our Advisor, Sentio Investments, LLC, positions he has held since its formation in December 2011. Between May 2007 and December 2011, Mr. Ramsey was an owner of, and served as the Chief Executive Officer of Servant Healthcare Investments, LLC (“SHI”), which served as our sub-advisor from May 2008 through July 2011 and as our Advisor from July 2011 through December 2011. During his tenures with Sentio Investments and SHI, Mr. Ramsey has overseen all investment activity for these entities while also developing and maintaining relationships with leaders in the healthcare industry.

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

Ronald Shuck, age 68, has served as one of our independent directors since September 2008. Mr. Shuck was a shareholder with Moore Stephens Lovelace, P.A, (MSL), an accounting firm, for 26 years until his retirement as a shareholder in July 2013. He continues to serve as an advisor to MSL in relation to its senior housing practice. Mr. Shuck also helped to form Windermere Strategic Partners, LLC, an organization that provides services to developers and owners of senior housing properties. Mr. Shuck has been providing services to the senior housing and care industry for over 30 years. His comprehensive financial experience in the healthcare industry includes consulting with clients on corporate governance, strategic planning, market risk and compiling and examining financial forecasts and projections. Mr. Shuck has written articles pertaining to senior housing and care that have been published in various publications including The Wall Street Journal and Forbes Magazine. Mr. Shuck received his Bachelor of Science in Accounting from Kent State University and his Masters in Accounting from the University of Central Florida. Mr. Shuck also serves on the board of directors for the following organizations: Florida Presbyterian Home (Lakeland), St. Joseph’s John Know Village (Tampa), and Florida ALFA.

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

James Skorheim, age 65, has served as one of our independent directors since September 2007. He is a CPA, an attorney at law, a Certified Valuation Analyst, a Certified Fraud Examiner and a Certified Forensic Accountant. Since 2005, he has served as a Principal of the firm Skorheim & Associates, an accountancy corporation specializing in financial analysis and valuation in relation to commercial damages and losses. From 2000 to 2005, Mr. Skorheim was a partner in the certified public accounting and business consulting firm of Moss Adams, LLP. Prior to that, he was a partner of Coleman & Grant and Deloitte & Touche LLP.

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

Executive Officers

The following individuals serve as of our executive officers:

John Mark Ramsey is our Chief Executive Officer and President. Biographical information for Mr. Ramsey is set forth above.

Spencer Smith, age 34, is our Chief Financial Officer, Treasurer and Secretary, effective January 2017. Mr. Smith has been employed by the Advisor since November 2013 and has served as its Senior Vice President from 2013 to present. In this role he was responsible for investment strategy and execution, capital markets initiatives, and corporate finance. Prior to joining the Advisor, Mr. Smith was with Aisling Capital, a healthcare-dedicated private equity fund in New York City as an associate from 2010 to 2013 and as an analyst from 2006 to 2008. His role at Aisling focused on investment sourcing, evaluation, and execution in the life sciences sector. Prior to joining Aisling, Mr. Smith was a Business Analyst in the Pharmaceuticals and Medical Products practice at McKinsey& Company. Mr. Smith received his M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He received his A.B. from Princeton University, awarded magna cum laude in Economics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each director, officer and individual beneficially owning more than 10% of a registered security of us to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of us with the SEC. Based solely upon our review of copies of these reports filed with the SEC and written representations furnished to us by our officers and directors, we believe that all of the persons subject to the Section 16(a) reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2016.

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

Executive Officer Compensation

We have no employees and our executive officers do not receive compensation directly from us for services rendered to us. During 2016 and 2015, John Mark Ramsey and Sharon Kaiser served as our executive officers and were also officers and employees of Sentio Investments, LLC, our Advisor. Mr. Ramsey and Mr. Smith were compensated by our Advisor, in part, for services that they provided to us. Pursuant to the terms of the Advisory Agreement in effect with our Advisor during 2016 and 2015, we were not required to reimburse our Advisor for any personnel costs incurred by our Advisor related to its employees, including any compensation paid by our Advisor to Mr. Ramsey and Mr. Smith. A description of the nature and amounts of fees that we paid to our Advisor during 2016 and 2015 is found below under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

We have provided below certain information regarding compensation paid to our directors for the year ended December 31, 2016.

Name	Fees Earned ($) (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Billy Butcher	20,750	—	—	20,750
Romeo Cefalo	28,500	—	—	28,500
Barry Chase	28,500	—	—	28,500
Steven Pearson	31,250	—	—	31,250
John Mark Ramsey (2)	—	—	—	—
Ronald Shuck	32,250	—	—	32,250
James Skorheim	33,500	—	—	33,500
Peter Sundheim	23,750	—	—	23,750

(1)	Includes fees paid in 2017 for services rendered in 2016.
(2)	Directors who are either (i) our executive officers, or (ii) affiliated with our Advisor, do not receive compensation for services rendered as a director.

We pay each of our outside directors for attending board and committee meetings as follows:

•	$4,500 per regular board meeting attended in person or by teleconference. We expect to hold four regular meetings per year.

•	$750 per special board meeting attended in person or by teleconference. The special board meeting fee will apply to any board meeting called by our officers that is not a regular board meeting.

•	$1,000 per committee meeting attended.

•	An additional committee chair fee of $500 per meeting for the chair of the audit committee.

•	An additional committee chair fee of $250 per meeting for the respective chairs of the compensation, investment and independent directors committees.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	(1)

(1)	The number of shares authorized for issuance pursuant to the Employee and Director Long-Term Incentive Plan is equal to 10% of our outstanding stock at any time. As discussed above under the heading “ Equity-based Compensation, ” no awards have been granted under the Employee and Director Long-Term Incentive Plan.

Ownership of Equity Securities by Directors and Executive Officers

The following table sets forth information as of March 17, 2017, regarding the beneficial ownership of our common stock by each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 11,538,992 shares of common stock outstanding as of March 17, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
John Mark Ramsey	—	—
Sharon Kaiser	—	—
Billy Butcher	—	—
Romeo Cefalo	—	—
Barry Chase	—	—
Steven Pearson	—	—
Ronald Shuck	—	—
James Skorheim	—	—
Peter Sundheim	—	—
All current directors and executive officers as a group (nine persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 17, 2017. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the securities listed are pledged as security.

Ownership of Equity Securities by Certain Beneficial Owners

The following table sets forth information as of March 17, 2017, regarding the beneficial ownership of the persons that are known to us to be the beneficial owners of more than 5% of our common stock and Series C Preferred Stock, which constitute our two classes of voting securities. The percentage of beneficial ownership is calculated based on 11,538,992 shares of common stock and 1,000 shares of Series C Preferred Stock outstanding as of March 17, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percentage of Class	Amount and Nature of Beneficial Ownership of Series C Preferred Stock (1)	Percentage of Class
Sentinel RE Investment Holdings LP (2)	15,830,938	(3)	57.9%	1,000	100%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 17, 2017. None of the securities listed are pledged as security.

(2)	These securities are held directly by Sentinel RE Investment Holdings LP. Sentinel RE Investment Holdings GP LLC is the general partner of Sentinel RE Investment Holdings LP. KKR REPA AIV-1 L.P. is the managing member of Sentinel RE Investment Holdings GP LLC. KKR Associates REPA L.P. is the general partner of KKR REPA AIV-1 L.P. KKR REPA GP LLC is the general partner of KKR Associates REPA L.P. KKR Fund Holdings L.P. is the sole member of KKR REPA GP LLC. KKR Fund Holdings GP Limited is a general partner KKR Fund Holdings L.P. KKR Group Holdings L.P. is the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P. KKR Group Limited is the general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the general partner of KKR & Co. L.P. Messrs. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. Each of Sentinel RE Investment Holdings GP LLC, KKR REPA AIV-1 L.P., KKR Associates REPA L.P., KKR REPA GP LLC, KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P., KKR Management LLC, and Messrs. Kravis and Roberts may be deemed to be the beneficial owner of the securities held by Sentinel RE Investment Holdings LP.

(3)	Represents Series B Preferred Units of our operating partnership. Subject to the terms of the Second Amended and Restated Limited Partnership Agreement of our operating partnership, dated as of August 5, 2013, and amended on December 22, 2014 and August 31, 2016, entered into by and among the Company, HPC LP TRS, LLC, and Sentinel RE Investment Holdings LP, Sentinel RE Investment Holdings LP has the right to convert 1,586,000 Series B Preferred Units into 15,830,938 common units of our operating partnership, which are then exchangeable for shares of our common stock on a one-for-one basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below is a description of the transactions between our related persons and us during our most recently completed fiscal year, as well as any such currently proposed transactions and our policy regarding the review and approval of transactions involving affiliates.

Advisory Relationship with Sentio Investments

Throughout 2016 we were party to an Advisory Agreement with our external Advisor, Sentio Investments, LLC (referred to herein as our Advisor or “Sentio Investments”), which became effective on January 1, 2012 for a one year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1 of 2013, 2014, 2015, 2016 and 2017 however, as discussed below under the heading “Transition Agreement ” certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014, February 2015 and February 2017 (as amended, the “Transition Agreement”) with Sentio Investments and the Investor.

John Mark Ramsey, our Chief Executive Officer, President and a member of our board of directors, is also the Chief Executive Officer and majority owner of Sentio Investments. Spencer Smith, our Chief Financial Officer, Treasurer and Secretary, is also an executive officer and an employee of Sentio Investments.

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

Offering Stage Fees and Expenses:

•	If our board of directors determines that it is advisable and in our best interests to conduct an offering of our securities, Sentio Investments will be responsible for managing and supervising such offering activities and will be entitled to be reimbursed for organizational and offering costs paid by Sentio Investments on our behalf from the proceeds of such offering. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. However, Sentio Investments would be required to reimburse us to the extent that our organization and offering expenses are in excess of 15% of gross offering proceeds at the conclusion of such offering. During the year ended December 31, 2016, Sentio Investments incurred no organization and offering expenses on our behalf.

Acquisition and Operating Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments acquisition fees in an amount equal to 1.0% of the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of an investment, inclusive of the acquisition expenses associated with such investment, and the amount of any debt attributable to such investment. With respect to acquisitions made through a joint venture in which the Company is a co-venturer, the acquisition fee payable to Sentio Investments will be equal to 1.0% of the Company’s allocable portion of the amount actually paid or allocated to the purchase, development, construction or improvement of the investment, inclusive of the acquisition expenses associated with such investment, and the Company’s allocable portion of any debt attributable to such investment. An acquisition fee will be payable to Sentio Investments at the time we acquire the related investment. In addition, we are required to reimburse Sentio Investments for direct costs Sentio Investments incurs and pays to third parties in connection with the selection and acquisition of potential investments, whether or not we ultimately acquire them. During the year ended December 31, 2016, Sentio Investments earned no acquisition fees from us and incurred no acquisition expenses on our behalf.

•	We are not required to reimburse Sentio Investments or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by Sentio Investments to its employees, and (ii) any costs related to Sentio Investments’ rent, utilities and general overhead. We are responsible for paying directly or reimbursing Sentio Investments for costs that are directly attributable to our business.

•	Sentio Investments must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets (as defined in the Advisory Agreement) or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors which it deems sufficient. If the independent directors committee does not approve such excess as being so justified, the Advisory Agreement and our charter require that any amount in excess of the 2%/25% Guidelines paid to Sentio Investments during a fiscal quarter shall be repaid to us. For the four quarters ended December 31, 2016, our management fees and expenses and operating expenses totaled $5.3 million. These amounts did not exceed the greater of 2% of our average invested assets and 25% of our net income.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments a financing coordination fee for services rendered by Sentio Investments in connection with the refinancing of any of our debt obligations in an amount equal to 0.5% of the gross amount of any such refinancing, provided however, that Sentio Investments will not be entitled to a financing coordination fee in connection with the refinancing of debt obligations secured by any particular asset that was subject to a refinancing in connection with which Sentio Investments received a financing coordination fee within the immediately preceding three year period. Any such financing coordination fee is payable to Sentio Investments upon the closing of the related refinancing. During the year ended December 31, 2016, Sentio Investments earned no financing coordination fees from us.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay Sentio Investments a monthly asset management fee in an amount equal to one-twelfth of 1.0% of our assets under management, calculated on a monthly basis as of the last day of each month. Additionally, subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, with respect to fiscal quarters in which distributions declared to stockholders and cash available for distribution for such fiscal quarter are each at least $0.125 per share, we are also obligated to pay Sentio Investments a quarterly bonus asset management fee equal to the lesser of (i) one-fourth of 0.15% of our assets under management, calculated on a quarterly basis as of the last day of the quarter, or (ii) $150,000. During the year ended December 31, 2016, Sentio Investments earned approximately $3.2 million of asset management fees from us.

•	Subject to the limitation on fees agreed to in the Transition Agreement, if we retain Sentio Investments or one of its affiliates to manage or lease any of our properties, we will pay Sentio Investments or such affiliate a market-based fee in accordance with a separately negotiated property management, leasing and development agreement to be approved by the independent directors committee, which agreement may provide for fees similar to what other management or leasing companies generally charge for the management or leasing of similar properties, and which may include reimbursement for the costs and expenses Sentio Investments or its affiliates incurs in managing or leasing our properties. During the year ended December 31, 2016, we did not pay any property management, leasing or development fees to Sentio Investments.

Listing/ Liquidation Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, if Sentio Investments or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors committee) in connection with the sale of one or more of our properties, other than a sale in connection with a transaction in which we sell, grant, convey or relinquish our ownership of all or substantially all of our assets, we would be required to pay Sentio Investments or such affiliate at closing a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission in light of the size, type and location of the property. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. During the year ended December 31, 2016, Sentio Investments earned no disposition fees from us.

•	As described in further detail below under “Transition Agreement” under certain circumstances, Sentio Investments may be entitled to incentive fee amounts upon a listing or liquidation of the Company, or upon a termination of the Advisory Agreement. During the year ended December 31, 2016, we did not pay any incentive fees to Sentio Investments related to listing or liquidation of the Company, or a termination of the Advisory Agreement.

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

Transition Agreement

In connection with entering into the KKR Equity Commitment on February 10, 2013 (the “Commitment Effective Date”), we entered into the Transition Agreement with Sentio Investments and the Investor. The Transition Agreement sets forth the terms for our transition from our current externally-advised structure to an internal management structure. The Transition Agreement provides that the existing external advisory structure will remain in place upon substantially the same terms, unless the parties agree otherwise, as currently in effect until February 10, 2019, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

As noted above, Mr. Ramsey is the Chief Executive Officer and majority owner of Sentio Investments, and Mr. Smith is an executive officer and an employee of Sentio Investments.

The Transition Agreement limits the amount of the fees payable under the Advisory Agreement. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement (collectively, the “Advisory Agreement Fees”) are limited to (1) $3.2 million plus an excess amount (the “Excess Amount”) of $3.6 million during the period from February 11, 2017 through February 10, 2018, and (2) $3.2 million plus any remaining portion of the Excess Amount during the period from February 11, 2018 through February 10, 2019. The maximum aggregate amount of such fees payable to Sentio Investments during these periods under the caps (the “Maximum Fee Amount”) will be $10.0 million.

During the period from February 11, 2015 through February 10, 2017, the Advisory Agreement Fees were similarly capped, except that the Excess Amount was $3.2 million and as a result the Maximum Fee Amount was $9.6 million. As of December 31, 2016, Sentio Investments earned the maximum fee amount for February 11, 2016 through February 10, 2017 of $3.2 million.

The Transition Agreement also amends the Advisory Agreement to modify the terms of the subordinated incentive fees to which Sentio Investments may be entitled under certain circumstances. Specifically, the Transition Agreement provides for the following possible incentive amounts to be payable to Sentio Investments:

•	Subordinated Sales and Financings Promote . A subordinated sales and financings promote may be payable to Sentio Investments upon a distribution to holders of shares of our common stock outstanding as of the Commitment Effective Date (the “Legacy Common Shares”) resulting from a sale and financing of one or more of our assets, which will be determined and paid as an amount of shares of common stock equal to the ratio of:

o	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share cash distributions to the holders of the Legacy Common Shares in respect of cash from sales and financings, plus (ii) the total amount of all previous dividends or distributions paid on the Legacy Common Shares since the date of the inception of the Company’s initial public offering; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the date of the closing of the applicable sale or financing on the Legacy Common Shares;

over:

o	the net asset value per share of common stock as of the closing of the applicable sale or financing (as defined in the Transition Agreement).

However, if the subordinated sales and financings promote is payable as the result of a sale of all or substantially all of the assets of the Company, then the promote will be paid in cash rather than shares of common stock.

•	Subordinated Internalization Promote . In connection with a termination of the Advisory Agreement upon consummation of an internalization, Sentio Investments may be entitled to a subordinated internalization promote determined and paid on the third anniversary of the Commitment Effective Date (unless delayed in accordance with the Transition Agreement), in an amount consisting of the sum of:

o	a cash payment equal to 40% of:

▪	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share net asset value on the determination date, plus (ii) the total amount of dividends or distributions paid on the Legacy Common Shares from date from inception of the Company’s initial public offering through the determination date; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the determination date on the Legacy Common Shares (such amount, the “Subordinated Internalization Cash Amount”); and

an amount of shares of common stock equal to the ratio of:

▪	60% of the Subordinated Internalization Cash Amount;

over:

▪	the net asset value per share of common stock as of the determination date (as defined in the Transition Agreement).

However, in the event the common stock is listed on a national stock exchange as of the determination date, the amount of the subordinated internalization promote will be determined by reference to the market value of a share of common stock (as defined in the Transition Agreement), rather than the net asset value. Furthermore, the amount of the subordinated internalization promote will be reduced by the amount of any subordinated sales and financings promote previously earned by Sentio Investments.

•	Subordinated Performance Fee Due Upon Termination . If (1) we terminate the Advisory Agreement prior to an internalization for any reason other than a material breach by the Advisor, (2) the Advisory Agreement is not renewed (other than in connection with an internalization) because we are unwilling to renew the agreement on substantially similar terms, or (3) Sentio Investments terminates the Advisory Agreement prior to an internalization because of a material breach by us, then, we will pay Sentio Investments a subordinated performance fee due upon termination, payable in the form of a promissory note bearing simple interest at a rate of 5% per annum, in a principal amount equal to:

o	10% the amount, if any, by which (A) the sum of (i) the product of the Legacy Common Shares times the per share net asset value at the termination date and (ii) total distributions (excluding any stock dividend and distributions paid on shares of common stock redeemed by the Company) paid on the Legacy Common Shares through the termination date, exceeds (B) the sum of (i) the total invested capital for the Legacy Common Shares and (ii) the total distributions required to be made to the Legacy Common Shares in order to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the termination date;

o	less any prior payment to Sentio Investments of a subordinated sales and financings promote.

Upon the internalization date established pursuant to the Transition Agreement, we will acquire all of Sentio Investment’s assets that are reasonably necessary for the management and operation of our business (we refer to such a transaction as an internalization). On or prior to the internalization date, Sentio Investments will facilitate our efforts to hire the employees of Sentio Investments. With respect to certain key persons, we will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to our hiring of all key personnel. Upon an internalization or a Liquidation Event (as defined in the investor rights agreement entered in connection with the KKR Equity Commitment), then Sentio Investments will receive a fee in an amount that is the lesser of (i) $3.0 million, and (ii) the remaining portion of the $10.0 million maximum fee amount, if any, not previously paid to Sentio Investments.

In connection with entering into the Transition Agreement, we and our Advisor have generally agreed not to terminate the Advisory Agreement without the prior consent of the Investor.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units of our operating partnership. The terms of the KKR Equity Commitment and the related agreements and securities are described in detail in our Current Reports on Form 8-K filed with the SEC on February 12, 2013, December 30, 2014, January 22, 2015, February 27, 2015, April 1, 2015, May 6, 2015 and September 7, 2016.

Billy Butcher, who has served as one of our directors since March 12, 2013 and was elected to be one of our directors in connection with, and as a condition to, the execution of KKR Equity Commitment is an executive officer of Sentinel RE Investment Holdings GP LLC, which is the general partner of the Investor. Mr. Butcher is also employed by KKR as a Member in its Real Estate business.

On November 5, 2015, in fulfillment of obligations pursuant to the KKR Equity Commitment, our board of directors elected Mr. Peter Sundheim to fill the vacancy left by the departure of Mr. Daniel Decker, a KKR-nominated director. Mr. Sundheim is currently employed by KKR as a Principal in its real estate investment business.

As a result of the transactions contemplated by the KKR Equity Commitment, the Investor currently beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represent, in the aggregate, approximately, 57.9% of the outstanding shares of common stock. At December 31, 2016, no securities remain issuable pursuant to the KKR Equity Commitment.

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

In June 2013, we registered up to $99 million of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan. As of December 31, 2016, we had raised gross offering proceeds of approximately $796,000 from the sale of approximately 70,000 shares of common stock. We expect to use substantially all of the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to, reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition of assets; the repayment of debt; and other cash uses related to our investments, such as making capital and tenant improvements or paying leasing costs and commissions related to real property. We cannot predict with any certainty how much, if any, distribution reinvestment plan proceeds will be available for specific purposes.

In February 2013, we executed the KKR Equity Commitment transaction, discussed in further detail above under the heading “KKR Equity Commitment” pursuant to which we issued preferred stock in us and preferred units our operating partnership in exchange for $158.7 million in equity capital for the acquisition of healthcare related investments. As of December 31, 2016, we had committed the equity funding received pursuant to the KKR Equity Commitment and invested the proceeds raised in our public offerings. For the year ended December 31, 2016, the costs of raising capital in our distribution reinvestment plan and pursuant to the KKR Equity Commitment represented less than 1.0% of the capital raised.

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

Policy Regarding Operating Expenses

We are not required to reimburse our advisor or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by our advisor related to its employees, and (ii) any costs related to our advisor’s rent, utilities and general overhead. We are responsible for paying directly or reimbursing our advisor for costs that are directly attributable to our business. Under our advisory agreement, our advisor must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors. The independent directors committee will not approve any operating expenses (other than those determined to be justified based on unusual and non-recurring factors) if, in its reasonable discretion, the independent directors committee determines that such operating expenses, considered together with operating expenses previously approved for the relevant period, as well as estimated operating expenses for the remainder of the relevant period, would exceed the 2%/25% Guidelines. Operating expenses for the four fiscal quarters ended December 31, 2016 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2016, total operating expenses represented approximately 0.9% of our average invested assets and 17% of our net income before such operating expenses (both as defined in the Guidelines), respectively.

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

Certain Transactions with Related Persons

The independent directors committee has reviewed the material transactions between our affiliates and us since the beginning of 2016, all of which were approved in advance in accordance with our policy described above, and the terms of which are disclosed herein under the heading “Certain Transactions with Related Persons.” Based upon our review of these transactions and of the fees paid to affiliates of the Company since the beginning of 2016, we believe that all of the transactions have been fair and reasonable to the Company and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

March 16, 2017	The Independent Directors Committee of the Board of Directors

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

The following table presents the aggregate fees billed to us for the years ended December 31, 2016 and 2015 by our principal accounting firm:

Services	2016	2015
Audit Fees (1)	$422,000	$292,000
Audit-Related Fees	—	40,000
All Other Fees	—	—
Total	$422,000	$332,000

(1)	Audit fees billed in 2016 and 2015 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

Pre-Approval Polices

The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC which are approved by the audit committee prior to the completion of the audit. All services rendered by our independent registered public accounting firms for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

		The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

		Report of Independent Registered Public Accounting Firm (KPMG LLP)

		Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

		Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

		Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015, and 2014

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		Schedule III — Real Estate and Accumulated Depreciation

	(3)	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sentio Healthcare Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentio Healthcare Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orlando, Florida
March 17, 2017

Certified Public Accountants

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$34,921,000	$22,801,000
Investments in real estate:
Land	48,146,000	47,196,000
Buildings and improvements, net	395,500,000	397,234,000
Furniture, fixtures and vehicles, net	12,592,000	12,660,000
Construction in progress	13,933,000	5,168,000
Intangible lease assets, net	4,833,000	6,731,000
Total investment in real estate	475,004,000	468,989,000
Real estate note receivable	34,181,000	15,427,000
Investment in unconsolidated entities	493,000	880,000
Tenant and other receivables, net	5,949,000	5,751,000
Deferred costs and other assets	9,973,000	8,636,000
Restricted cash	7,777,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$574,263,000	$535,197,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$366,097,000	$335,288,000
Accounts payable and accrued liabilities	15,783,000	22,575,000
Prepaid rent and security deposits	5,204,000	5,368,000
Distributions payable	1,449,000	1,450,000
Total liabilities	388,533,000	364,681,000
Equity:
Preferred Stock Series C, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,531,615 and 11,502,617 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	115,000	115,000
Additional paid-in capital	55,979,000	61,385,000
Accumulated deficit	(25,782,000)	(27,612,000)
Total stockholders' equity	30,312,000	33,888,000
Noncontrolling interests:
Series B convertible preferred OP units	151,080,000	132,164,000
Other noncontrolling interest	4,338,000	4,464,000
Total equity	185,730,000	170,516,000
Total liabilities and equity	$574,263,000	$535,197,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016, 2015 and 2014

	December 31,
	2016	2015	2014
Revenues:
Rental revenues	$91,339,000	$80,094,000	$49,922,000
Resident fees and services	32,971,000	31,416,000	28,845,000
Tenant reimbursements and other income	5,726,000	3,785,000	2,798,000
	130,036,000	115,295,000	81,565,000
Expenses:
Property operating and maintenance	83,001,000	74,301,000	50,841,000
General and administrative	2,081,000	2,430,000	1,710,000
Asset management fees	3,200,000	5,346,000	4,135,000
Real estate acquisition costs	-	1,466,000	2,724,000
Depreciation and amortization	16,509,000	19,803,000	11,793,000
	104,791,000	103,346,000	71,203,000
Income from operations	25,245,000	11,949,000	10,362,000

Other (income) expense:
Interest expense, net	15,905,000	13,777,000	9,912,000
Change in fair value of contingent consideration	(3,138,000)	689,000	-
Equity in loss from unconsolidated entities	163,000	362,000	352,000
Loss on debt extinguishment	378,000	-	-
Net income (loss) before income taxes	11,937,000	(2,879,000)	98,000
Income tax benefit	(1,585,000)	(3,128,000)	(389,000)
Net income	13,522,000	249,000	487,000
Preferred return to series B preferred OP units	10,972,000	8,827,000	2,567,000
Net income attributable to other noncontrolling interests	720,000	320,000	586,000
Net income (loss) attributable to common stockholders	$1,830,000	$(8,898,000)	$(2,666,000)

Basic and diluted weighted average number of common shares	11,515,378	11,485,967	12,242,324
Basic and diluted net income (loss) per common share attributable to common stockholders	$0.16	$(0.77)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

	Preferred Stock		Common Stock
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total

BALANCE - December 31, 2013	1,000	$-	12,608,534	$126,000	$83,346,000	$(16,048,000)	$67,424,000	$18,821,000	$86,245,000
Issuance of Common Stock	-	-	27,407	-	308,000	-	308,000	-	308,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	75,015,000	75,015,000
Redeemed Shares	-	-	(1,163,176)	(11,000)	(10,588,000)	-	(10,599,000)	-	(10,599,000)
Offering Costs	-	-	-	-	(289,000)	-	(289,000)	-	(289,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	293,000	293,000
Distributions	-	-	-	-	(5,985,000)	-	(5,985,000)	(2,770,000)	(8,755,000)
Net (loss) income	-	-	-	-	-	(2,666,000)	(2,666,000)	3,153,000	487,000
BALANCE - December 31, 2014	1,000	$-	11,472,765	$115,000	$66,792,000	$(18,714,000)	$48,193,000	$94,512,000	$142,705,000
Issuance of Common Stock	-	-	29,852	-	347,000	-	347,000	-	347,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	42,050,000	42,050,000
Offering Costs	-	-	-	-	(9,000)	-	(9,000)	-	(9,000)
Noncontrolling Interest Contribution	-	-	-	-	-	-	-	1,498,000	1,498,000
Distributions	-	-	-	-	(5,745,000)	-	(5,745,000)	(10,579,000)	(16,324,000)
Net (loss) income	-	-	-	-	-	(8,898,000)	(8,898,000)	9,147,000	249,000
BALANCE - December 31, 2015	1,000	$-	11,502,617	$115,000	$61,385,000	$(27,612,000)	$33,888,000	$136,628,000	$170,516,000
Issuance of Common Stock	-	-	28,998	-	354,000	-	354,000	-	354,000
Issuance of Series B Preferred OP Units, net	-	-	-	-	-	-	-	18,914,000	18,914,000
Distributions	-	-	-	-	(5,760,000)	-	(5,760,000)	(11,816,000)	(17,576,000)
Net income	-	-	-	-	-	1,830,000	1,830,000	11,692,000	13,522,000
BALANCE - December 31, 2016	1,000	$-	11,531,615	$115,000	$55,979,000	$(25,782,000)	$30,312,000	$155,418,000	$185,730,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$13,522,000	$249,000	$487,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	960,000	905,000	589,000
Depreciation and amortization	16,509,000	19,803,000	11,793,000
Straight-line rent and above/below market lease amortization	(139,000)	(829,000)	(686,000)
Change in fair value of contingent consideration	(3,138,000)	689,000	-
Amortization of loan discount/premium	(58,000)	(60,000)	(63,000)
Equity in loss from unconsolidated entities	387,000	362,000	352,000
Loss on debt extinguishment	378,000	-	-
Bad debt expense	162,000	263,000	276,000
Deferred tax benefit	(1,642,000)	(3,260,000)	(869,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(156,000)	(1,044,000)	(125,000)
Deferred costs and other assets	(779,000)	702,000	(186,000)
Restricted cash	(970,000)	(372,000)	(65,000)
Prepaid rent and tenant security deposits	(164,000)	1,464,000	887,000
Accounts payable and accrued liabilities	(37,000)	(222,000)	807,000
Net cash provided by operating activities	24,835,000	18,650,000	13,197,000
Cash flows from investing activities:
Real estate acquisitions	(10,605,000)	(69,311,000)	(135,018,000)
Additions to real estate	(2,631,000)	(3,099,000)	(1,501,000)
Construction in progress	(8,765,000)	(11,734,000)	-
Real estate note receivable	(18,754,000)	(15,427,000)	-
Purchase of an interest in an unconsolidated entity	-	-	(4,837,000)
Restricted cash	241,000	(454,000)	(501,000)
Distributions from unconsolidated entities	-	209,000	636,000
Acquisition deposits	-	(1,084,000)	(490,000)
Net cash used in investing activities	(40,514,000)	(100,900,000)	(141,711,000)
Cash flows from financing activities:
Proceeds from issuance of series B preferred OP units, net	18,914,000	42,174,000	75,145,000
Redeemed shares	-	-	(10,599,000)
Proceeds from notes payable	144,262,000	47,012,000	104,095,000
Repayment of notes payable	(112,868,000)	(3,138,000)	(15,515,000)
Payment of contingent consideration	(3,421,000)	-	-
Deferred financing costs	(1,865,000)	(552,000)	(1,961,000)
Distributions paid to series B preferred OP units and other noncontrolling interests	(11,816,000)	(10,579,000)	(2,770,000)
Distributions paid to stockholders	(5,407,000)	(5,394,000)	(5,820,000)
Restricted cash	-	(27,000)	-
Offering costs	-	(9,000)	(289,000)
Net cash provided by financing activities	27,799,000	69,487,000	142,286,000
Net increase (decrease) in cash and cash equivalents	12,120,000	(12,763,000)	13,772,000
Cash and cash equivalents - beginning of year	22,801,000	35,564,000	21,792,000
Cash and cash equivalents - end of year	$34,921,000	$22,801,000	$35,564,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,750,000	$12,701,000	$9,215,000
Cash paid for income taxes	$167,000	$154,000	$451,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,449,000	$1,362,000	$1,354,000
Distributions reinvested	$88,000	$4,000	$31,000
Note payable assumed in connection with real estate acquisitions	$-	$18,350,000	$6,594,000
Equity contribution by noncontrolling interest	$-	$1,498,000	$293,000
Consolidation of a previously held investment in an unconsolidated entity	$-	$3,676,000	$-
Accrued preferred stock offering costs	$-	$124,000	$130,000
Accrued deferred acquisition costs	$-	$-	$302,000
Accrued additions to real estate	$102,000	$1,002,000	$43,000

The accompanying notes are an integral part of these consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016, 2015 and 2014

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of December 31, 2016, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 2), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 2), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of December 31, 2016, the Investor owns 57.9% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all or a portion of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

On February 10, 2013, we entered into a series of agreements, which have been amended at various times after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, the Company authorized and issued 1,000 shares of Senior Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), representing an aggregate issuance amount of $100,000. The Operating Partnership could issue Series B Preferred Units up to an aggregate issuance amount of $158.6 million. Subject to certain limitations, the Series B Preferred Units may be converted into common stock of the Company. The obligations of KKR to fund and of the Company to draw funds under the KKR Equity Commitment were subject to various conditions, limitations and penalties. At December 31, 2016, no securities remain issuable under the KKR Equity Commitment.

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to our distribution reinvestment plan. The purchase price for shares offered pursuant to the distribution reinvestment plan offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The distribution reinvestment plan offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014 , the distribution reinvestment plan offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016, the distribution reinvestment plan offering shares are being offered at $12.45, which is our most recent estimated per-share value. As of December 31, 2016, we had sold a total of 642,075 shares of our common stock pursuant to our distribution reinvestment plan offering for aggregate gross proceeds of $6.3 million.

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

Real Estate Note Receivable

We record real estate notes receivable at the unpaid principal balance, net of any deferred origination fees, and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower over the contractual life of the loan on a straight-line basis which approximates the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.

We regularly evaluate the collectability of real estate notes receivable based on factors such as the financial strength of the borrower and any guarantor, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due under the terms of the applicable loan agreement, we would a reserve against the portion of the receivable that we estimate may not be collected.

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

Real Estate Purchase Price Allocation

We allocate the purchase price of our properties in accordance with ASC 805-10, “Business Combinations.” Upon acquisition of a property, we allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings and improvements, furniture, fixtures and vehicles, tenant improvements, intangible lease assets or liabilities including in-place leases, above market and below market leases, tenant relationships, contingent considerations and goodwill. We allocated the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation of our assets is being charged to expense on a straight-line basis over the assigned useful lives. The value of the building and improvements are depreciated over an estimated useful life of 15 to 39 years.

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

Investments in Real Estate

Investments in real estate are recorded at cost less accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. The value of the building and improvements are depreciated over an estimated useful life of five to thirty nine years. The value of furniture, fixtures and vehicles are depreciated over an estimated useful life of three to five years. Intangible lease assets are amortized over an estimated useful life of three to five years. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life.

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

During 2016, 2015 and 2014, we did not record any impairment charges related to our investments in real estate. The assessment as to whether our investments in real estate are impaired is highly subjective. The calculations, which are primarily based on discounted cash flow analyses, involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

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

For the years ended December 31, 2016, 2015 and 2014, the Company performed Step 1 in its evaluation of goodwill. The Company did not record any impairment charges related to our goodwill.

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

Tenant and Other Receivables

Tenant and other receivables are comprised of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts. Management assesses the realizability of tenant receivables on an ongoing tenant by tenant basis and provides for allowances as such balances, or portions thereof, become uncollectible. For the years ended December 31, 2016 and 2015 provisions for bad debts amounted to approximately $162,000 and $263,000, respectively. The allowance for tenant receivables is included in property operating and maintenance expenses in the accompanying consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with debt financing are recorded as deferred financing costs, which are presented in the balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. Deferred financing costs are amortized on a straight-line basis which approximates the effective interest rate method over the contractual terms of the respective financings.

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

Noncontrolling Interest in Consolidated Subsidiaries

Noncontrolling interests include the portion of consolidated entities that are not owned by the Company, and the KKR net investment of $158.6 million in Series B Preferred Units. The Series B Preferred Units have a liquidation preference that is determined as the greater of: (i) $100 per unit, plus accrued and unpaid distributions or (ii) the distribution that would be made on the number of common shares into which shares of Series B Preferred Units could be converted.

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

Our balance sheets include the following financial instruments: cash and cash equivalents, tenant and other receivables, net, deferred costs and other assets, restricted cash, notes payable, net, accounts payable and accrued liabilities, prepaid rent and security deposits and distributions payable. With the exception of notes payable and our contingent consideration discussed in Note 12, we consider the carrying values of our financial instruments to approximate fair value because they generally expose the Company to limited credit risk and because of the short period of time between origination of the financial assets and liabilities and their expected settlement.

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

Reclassifications

Reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. The Company had previously recorded income tax benefit as a component of general and administrative expenses. As of December 31, 2016, income tax benefit has been reclassified and is separately presented in the consolidated statement of operations. The presentation of prior-period information has been retrospectively adjusted and the reclassification has no impact on net income.

On January 1, 2016 we adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to the Company’s recognized notes payable be presented in the balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The guidance requires retrospective adoption for all prior periods presented. As of December 31, 2016 and December 31, 2015, $3.9 million and $3.4 million, respectively have been reclassified from deferred financing costs to the related notes payable in the consolidated balance sheets.

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

Pending accounting standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which enhances the presentation requirements of restricted cash. The standard aims to unify presentation and minimize the diversity in practice. These presentation changes include increased disclosures surrounding the restrictions on cash and the inclusion of the restricted cash balance in the reconciliation completed at the end of the statement of cash flows. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU 2016-18 to have a significant impact on its consolidated financial statements and related disclosures.

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

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has begun its process of assessing the impact of the guidance. To date the Company’s assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain lease contracts with tenants. Although the Company is still evaluating the revenue streams and the timing of recognition under the new model, a significant change to our current revenue recognition policies is not expected as a substantial portion of our revenue consists of rental income from leasing arrangements, which is excluded from ASU 2014-09. The Company has not yet selected a transition method.

4. Acquisitions

2016 Acquisitions

Spring Village at Essex

On November 18, 2016, through a wholly owned subsidiary, we acquired real estate property (“Spring Village at Essex”) from an unaffiliated third party, for a total cost of approximately $11.3 million, which includes closing costs of $0.2 million. Spring Village at Essex is a 50-unit memory care facility located in Essex, Vermont. The purchase of the property was not a purchase of the business of the property, it was simply the purchase of the land, building and assets of the Company. We entered into a management agreement with Woodbine Senior Living, LLC (“Woodbine”) to operate Spring Village at Essex. Woodbine currently manages four of our other assisted-living facilities: Spring Village at Wildewood, Spring Village at Floral Vale, Forestview Manor and Woodland Terrace at the Oaks. We funded the purchase of Spring Village at Essex with proceeds from a mortgage loan from M&T Bank, an unaffiliated lender, as described in Note 8 and with cash on hand.

We have accounted for the acquisition as an asset acquisition under GAAP. The following summary provides the cost of the acquired assets for Spring Village at Essex. The closing costs are included in the total basis.

Spring Village at Essex
Land	$950,000
Buildings and improvements	9,651,000
Furniture, fixtures and vehicles	699,000
Real estate acquisition	$11,300,000

2015 Acquisitions

Sumter Grand

On February 6, 2015, through a wholly owned subsidiary, we acquired real estate property (“Sumter Grand”) from an unaffiliated third party, for an initial purchase price of $31.5 million, with additional proceeds, of up to $8.5 million payable to the seller if certain net operating income thresholds are met, for a maximum purchase price of $40.0 million. Sumter Grand, which opened in December 2014, is a 150-unit independent living facility located in The Villages, Florida. We funded the purchase of Sumter Grand with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment, on December 30, 2014 and with proceeds from a mortgage loan from KeyBank, an unaffiliated lender, as described in Note 8.

Gables of Kentridge

On April 1, 2015, through wholly owned subsidiaries, we acquired real estate property (“Gables of Kentridge”) from two third parties who are not affiliated with us or our Advisor, for a purchase price of $15.4 million. Gables of Kentridge is located in Kent, Ohio and has a total of 92 beds in 91 units, which are dedicated to both assisted living and memory care. Prior to the completion of this transaction, Gables of Kentridge was operated by Gables Management Company, Inc. (“Gables Management”). Gables Management has been retained by Arrow Senior Living to sub-manage on a fee basis. Gables Management is also the sub-manager of the Gables of Hudson property acquired in 2014. We funded the purchase of Gables of Kentridge with proceeds from the sale of Series B Preferred Units to the Investor pursuant to the KKR Equity Commitment, as described in Note 14, and an assumption of HUD debt in the amount of $9.1 million ($9.0 million, net of discount), as described in Note 8.

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

Accel at Golden

In April 2015, the Company closed on a commitment to fund the development of a 120 bed, 112,500 square foot transitional care skilled nursing facility in Golden, Colorado for a total budget of approximately $18.5 million. We have been funding the development of this project (“Accel at Golden”) through the use of a large, regional owner, operator and developer of skilled nursing, transitional rehabilitation and assisted living facilities, StoneGate Senior Living (“StoneGate”). Accel at Golden will be net leased to a joint venture between StoneGate and Panorama Orthopedics upon completion. The Company funded the development with proceeds from the sale to the Investor of Series B Preferred Units pursuant to the KKR Equity Commitment and with proceeds from a development loan from Synovus Bank, an unaffiliated lender. As of December 31, 2016, the Company has funded approximately $16.0 million to close on the purchase of the land for $2.1 million and recorded construction in progress costs of $13.9 million. The remaining development budget will be funded by future draws on the construction loan, as described in Note 8.

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

	Armbrook Village	Gables of Kentridge	Sumter Grand
Land	$957,000	$640,000	$-
Buildings and improvements	29,689,000	12,939,000	37,295,000
Furniture, fixtures and vehicles	1,401,000	870,000	1,580,000
Intangible assets	1,098,000	921,000	-
Intangible liability (1)	-	-	(516,000)
Contingent liability (2)	(3,145,000)	-	(6,859,000)
Real estate acquisition	$30,000,000	$15,370,000	$31,500,000
Acquisition expenses	$488,000	$267,000	$430,000

(1)	This balance represents the Company’s fair value estimate of the above market ground lease associated with the land in the Sumter Grand acquisition and is recorded in accounts payable and accrued liabilities.

(2)	This balance represents the Company’s fair value estimate of contingent consideration due to the sellers of Armbrook Village and Sumter Grand based on achieving a specified net operating income threshold. The contingent consideration is recorded in accounts payable and accrued liabilities. The contingent consideration related to the Sumter Grand acquisition will expire in August 2018 if the net operating threshold is not achieved. The Company recorded a change in fair value of contingent consideration of $(3.4) million related to the Sumter Grand acquisition and as a result, the estimated fair value of the contingent consideration as of December 31, 2016 is $3.7 million. The contingent consideration related to the Armbrook Village acquisition will expire in April 2018 if the net operating threshold is not achieved. The Company recorded a change in fair value of contingent consideration of $0.2 million related to the Armbrook Village acquisition and as a result, the estimated fair value of the contingent consideration as of December 31, 2016 is $1.7 million.

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

Interest revenue on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. For the years ended December 31, 2016 and 2015, interest revenue from the real estate note receivable was $2.1 million and $0.4 million, respectively. Interest revenue is recorded as a component of tenant reimbursements and other income in the consolidated statement of operations. As of December 31, 2016, the borrower had made draws on the Georgetown Loan totaling $34.2 million, and the remaining commitment from the Company is approximately $7.7 million.

6. Investments in Real Estate

As of December 31, 2016, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$48,146,000	$440,985,000	$20,579,000	$13,933,000	$28,739,000
Accumulated depreciation and amortization	-	(45,485,000)	(7,987,000)	-	(23,906,000)
Net	$48,146,000	$395,500,000	$12,592,000	$13,933,000	$4,833,000

As of December 31, 2015, accumulated depreciation and amortization related to investments in real estate and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$47,196,000	$429,945,000	$18,746,000	$5,168,000	$28,737,000
Accumulated depreciation and amortization	-	(32,711,000)	(6,086,000)	-	(22,006,000)
Net	$47,196,000	$397,234,000	$12,660,000	$5,168,000	$6,731,000

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the years ended December 31, 2016, 2015, and 2014 was approximately $14.7 million, $13.6 million, and $8.2 million, respectively. Amortization associated with the intangible assets for the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $6.2 million, and $3.6 million, respectively.

Estimated amortization of the intangible lease assets for each of the five following years ended December 31 is as follows:

Intangible Assets
2017	$389,000
2018	388,000
2019	295,000
2020	295,000
2021	290,000
2022 and thereafter	3,176,000
$4,833,000

The estimated useful lives for intangible assets range from two to twenty years. As of December 31, 2016, the weighted-average amortization period for intangible assets was approximately 17 years.

7. Investments in Unconsolidated Entities

As of December 31, 2016, the Company owns an interest in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	493,000	25.0%
			$493,000

As of December 31, 2015, the Company owns an interest in the following entities that are accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership%
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%
Buffalo Crossings	Assisted-Living Facility	January 2014	880,000	25.0%
			$880,000

(1)	These entities are not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact each entity’s performance.

(2)	Represents the carrying value of the Company’s investment in each unconsolidated entity. As of December 31, 2016, the Company maintains a 71.9% ownership in Physicians Center MOB. The distributions and allocation of loss since the date of our initial investment has rendered our carrying value to zero.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$688,000	$279,000
Investments in real estate, net	22,747,000	24,712,000
Other assets	721,000	713,000
Total assets	$24,156,000	$25,704,000

Notes payable, net	$23,193,000	$22,679,000
Accounts payable and accrued liabilities	289,000	285,000
Other liabilities	454,000	49,000
Total stockholders’ equity	220,000	2,691,000
Total liabilities and equity	$24,156,000	$25,704,000

	For the year ended December 31,
	2016	2015 (1)(2)	2014 (1)(2)
Total revenues	$5,435,000	$2,757,000	$1,631,000
Net loss	(420,000)	(1,252,000)	(497,000)
Company’s equity in loss from unconsolidated entities	163,000	362,000	352,000

(1)	On January 28, 2014, through a wholly-owned subsidiary, we acquired a 25% interest in a joint venture entity that has developed Buffalo Crossings, a 108-unit, assisted living community and began operations in May 2015. Buffalo Crossings was accounted for under the entity method of accounting beginning with the first quarter of 2014.
(2)	As of December 31, 2014, the Company’s initial investment of $3.5 million in The Parkway was accounted for as an equity method investment. As of June 30, 2015, the Company began consolidating The Parkway and as a result, it is no longer accounted for under the equity method of accounting. See Note 4.

8. Notes Payable

Notes payable were $370.1 million ($366.1 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) as of December 31, 2016 and 2015, respectively. As of December 31, 2016, we had total secured mortgage loans with effective interest rates ranging from 2.80% to 6.43% per annum and a weighted-average effective interest rate of 4.22% per annum. As of December 31, 2016, we had $219.6 million of fixed rate debt, or 59% of notes payable, at a weighted average interest rate of 4.78% per annum and $150.5 million of variable rate debt, or 41% of notes payable, at a weighted average interest rate of 3.41% per annum. As of December 31, 2015, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.45% to 6.43% per annum and a weighted average effective interest rate of 4.02% per annum.

On November 18, 2016, in connection with the acquisition of Spring Village at Essex, we entered into a loan agreement with M&T Bank, an unaffiliated lender, in an aggregate amount of $8.7 million, with a maturity date of November 18, 2021. Loan payments are interest only for the first two years at a floating interest rate of one month LIBOR plus 2.95% subject to increase in certain circumstances. Thereafter, loan payments include principal amortization based on a 28-year amortization schedule at a per annum interest rate of 4.5%.

On August 19, 2016, we entered into three Multifamily Loan and Security Agreements (the “Loans”) with KeyBank National Association (“KeyBank”), an unaffiliated lender, originated under Fannie Mae’s Delegated Underwriting and Servicing Product Line for aggregate borrowings of approximately $54.6 million, to refinance our Spring Village at Wildewood, Gables of Hudson, and Sumter Place properties. The Loans bear interest at a variable rate of one-month LIBOR plus 2.66% for a term of 10 years. Loan payments are interest only for the first five years of the loan term, after which we will also be obligated to repay principal in specified fixed monthly amounts. All unpaid principal and accrued interest will be payable upon the maturity of each loan. The Loans are secured by the refinanced properties. We may prepay each Loan in full at any time (1) after September 1, 2017 and until May 31, 2026 upon payment of a prepayment premium equal to 1% of the principal amount prepaid, and (2) after May 31, 2026 with no prepayment premium. In connection with documentation and closing of the Loans, we paid fees and expenses totaling approximately $1.8 million.

On August 19, 2016, we entered into a Secured Loan Agreement with KeyBank, with an aggregate loan amount of approximately $62.1 million (the “Portfolio Loan”), of which approximately $57.0 million in principal is currently outstanding. The Portfolio Loan represents a refinancing and is secured by our Woodbury Mews, Sumter Grand, Mesa Vista Inn Health Center, Live Oaks Village of Hammond and Slidell properties. The Portfolio Loan has an initial term of three years with a one-year extension available upon payment of an extension fee equal to 0.25% of the loan amount. The Portfolio Loan bears interest at a rate of one-month LIBOR plus 3.0%. In connection with the closing of the Portfolio Loan, we paid fees and expenses of $1.1 million, including a commitment fee of approximately $698,000 to KeyBank. We may prepay the Portfolio Loan at any time, subject to certain conditions. Payments on the loans are due monthly and are accrued interest-only during the initial two years. Beginning in the third year, payments will consist of interest plus principal amortization payments based upon a 30-year amortization schedule. As a condition to obtaining the Portfolio Loan, we provided KeyBank with a limited guaranty of 30% of the outstanding loan amount.

In connection with the closing of the loans described above, the Company recognized a loss on debt extinguishment in the amount of $0.4 million, which is included in loss on debt extinguishment and other expense in the accompanying consolidated statements of operations.

On August 31, 2016, we entered into a Participation Agreement (the “Participation Agreement”) among Red Capital Partners, LLC (“Red Capital”), an unaffiliated lender, and Sentio Georgetown, LLC and Sentio Georgetown TRS, LLC, which are wholly owned subsidiaries of the Company. Pursuant to the Participation Agreement, Red Capital entered into a $20.0 million senior participation interest (the “Red Capital Loan”) in the Georgetown Loan (refer to Note 5). In connection with the closing of the Red Capital Loan, the Company paid a commitment fee of $200,000 to Red Capital. The Red Capital Loan bears interest at a rate of 5.25% and matures on January 15, 2020, which is coterminous with the Georgetown Loan. Loan payments are interest only for the full term of the Red Capital Loan. The Red Capital Loan has a one-year extension available upon payment of a fee equal to 0.5% of the Red Capital Loan amount. As of December 31, 2016, Red Capital had funded $12.3 million under the Red Capital Loan and plans to fund the remainder as the Company receives draw requests on the Georgetown Loan.

On June 30, 2015, the Company consolidated a 65% interest in a joint venture entity, Blue Springs Senior Community, LLC (“The Parkway JV”), that has developed The Parkway Senior Living Community. The Parkway JV entered into a secured construction loan agreement with Springfield First Community Bank, an unaffiliated lender, in the amount of up to $17.3 million in connection with the development of The Parkway in Blue Springs, Missouri. The construction loan has a term of five years with a fixed interest rate of 3.90%. Loan payments are interest only for the first three years. Loan payments for the remaining two years will be principal and interest of the lesser of a fixed amount or accrued interest plus principal payments based on a 20-year amortization of the amount fully advanced. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty. As of December 31, 2016 a total of $17.1 million was drawn on the construction loan.

On May 15, 2015, the Company entered into a secured loan agreement with Synovus Bank, an unaffiliated lender, in the aggregate amount of up to $11.3 million, in connection with the commitment to fund the development of Accel at Golden in Golden, Colorado. The loan to fund the development has a term of five years with an initial fixed interest rate of 3.25%. As of December 31, 2016, this loan bears interest at a rate of one-month LIBOR plus 3.0%. Loan payments are interest only for the first three years. Loan payments for the remaining two years will be principal and interest payments based on a 25-year amortization of the amount of the loan balance. We have the right to make prepayments on the loan, in whole or in part, without prepayment penalty. As of December 31, 2016 a total of $9.3 million was drawn on the construction loan.

On April 6, 2015, in connection with the acquisition of Armbrook Village in Westfield, Massachusetts, we entered into a loan agreement with M&T Bank, an unaffiliated lender, with an outstanding principal balance of approximately $21.0 million, with a maturity date of May 1, 2020. Loan payments are interest only for the first two years at a floating interest rate of one-month LIBOR plus 2.20% subject to increase in certain circumstances. Thereafter, loan payments include principal amortization based on a 28-year amortization schedule at a per annum interest rate of 6.00%.

On April 1, 2015, in connection with the acquisition of the Gables of Kentridge in Kent, Ohio, the Company assumed a note payable in the amount of approximately $9.1 million ($9.0 million, net of discount) at a fixed interest rate of 4.41% and a 35-year term. This note payable is secured by the underlying real estate.

On December 31, 2014, the Company entered into a secured loan agreement with KeyBank, in the aggregate amount of up to $53.2 million in connection with the acquisitions of the Sumter Place and Sumter Grand properties in The Villages, Florida. As of December 31, 2014 a total of $28.9 million was drawn on the loan related to Sumter Place. On February 6, 2015, in connection with the acquisition of Sumter Grand, an additional $19.2 million was drawn on the loan. The loan had a term of three years at a floating interest rate of one-month LIBOR plus 3.15% subject to increase in certain circumstances. Loan payments were interest only for the initial three year term. This loan was refinanced on August 19, 2016 with KeyBank as mentioned above.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Any violation of financial covenants under the loans would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan. As of December 31, 2016, we were in compliance with all such covenants and requirements.

The following table summarizes the debt terms and our outstanding principal loan balances as of December 31, 2016 and December 31, 2015:

			Outstanding	Outstanding
			Principal	Principal
			Balance as of	Balance as of
Property Name	Payment Type	Interest Rate	December 31, 2016 (1)	December 31, 2015 (1)	Maturity Date
Accel at Golden	Months 1-36 interest only. Month 37 to maturity principal and interest at a 25-year amortization rate	One month LIBOR + 3.00%	$9,342,000	$53,000	15-May-20
Amber Glen	Principal and interest at a 30-year amortization rate	6.40% - fixed	8,102,000	8,243,000	1-Jun-19
Armbrook Village	Months 1-24 interest only. Month 25 to maturity principal and interest at a 28-year amortization schedule at per annum interest rate of 6.00%	One month LIBOR + 2.20%	21,000,000	21,000,000	1-May-20
Carriage Court of Hilliard	Principal and interest at a 35-year amortization rate	2.80% - fixed	12,767,000	13,024,000	1-Nov-47
Caruth Haven Court	Principal and interest at a 30-year amortization rate	6.43% - fixed	9,122,000	9,273,000	1-Jan-20
Compass on the Bay	Principal and interest at a 35-year amortization rate	3.32% - fixed	3,671,000	3,748,000	1-Mar-45
Compass on the Bay 2nd	Principal and interest at a 35-year amortization rate	5.65% - fixed	2,629,000	2,666,000	1-Mar-45
Cornerstone Dallas Rehab	Principal and interest at a 30-year amortization rate	4.75% - fixed	6,895,000	7,018,000	22-Oct-18
Forestview Manor	Principal and interest at a 30-year amortization rate	4.45% - fixed	8,121,000	8,280,000	1-Jul-19
Gables of Hudson (2)	Months 1-60 interest only. Month 61 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 2.66%	15,982,000	11,375,000	1-Sep-26
Gables of Kentridge	Principal and interest at a 35-year amortization rate	4.41% - fixed	8,871,000	8,992,000	1-May-49
Greentree at Westwood	Principal and interest at a 30-year amortization rate	4.45% - fixed	3,577,000	3,647,000	1-Jul-19
Hedgcoxe Health Plaza	Principal and interest at a 30-year amortization rate	4.90% - fixed	5,223,000	5,316,000	14-Aug-22
Hudson Creek	Principal and interest at a 30-year amortization rate	6.11% - fixed	7,506,000	7,633,000	1-Jun-19
Live Oaks Village of Hammond (3)	Months 1-23 interest only. Month 24 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 3.00%	3,727,000	4,550,000	19-Aug-19
Live Oaks Village of Slidell (3)	Months 1-23 interest only. Month 24 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 3.00%	2,077,000	3,700,000	19-Aug-19
Mesa Vista Inn Health Center (3)	Months 1-23 interest only. Month 24 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 3.00%	8,248,000	10,000,000	19-Aug-19
Mill Creek	Principal and interest at a 30-year amortization rate	6.40% - fixed	7,820,000	7,957,000	1-Jun-19
Oakleaf Village Portfolio	Principal and interest at a 25-year amortization rate	4.00% - fixed	18,471,000	18,988,000	26-Nov-18
Rome LTACH(4)	Principal and interest at a 25-year amortization rate	4.50% - fixed	12,055,000	12,408,000	31-Mar-17
Spring Village at Essex	Months 1-24 interest only. Month 25 to maturity principal and interest at a 28-year amortization rate	One month LIBOR + 2.95%	8,673,000	-	18-Nov-21
Spring Village at Floral Vale	Principal and interest at a 30-year amortization rate	4.45% - fixed	6,016,000	6,133,000	1-Jul-19
Spring Village at Wildewood (2)	Months 1-60 interest only. Month 61 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 2.66%	11,272,000	6,410,000	1-Sep-26
Standish Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	5.76% - fixed rate	10,885,000	10,885,000	1-Jan-24
St. Andrews Village	Months 1-48 interest only. Month 49 to maturity principal and interest at a 30-year amortization rate	Months 1-24 floating rate of one month LIBOR + 3.07%; 4.64% fixed rate for the remaining term	30,205,000	30,205,000	1-Sep-23
Sugar Creek	Principal and interest at a 30-year amortization rate	6.20% - fixed	7,341,000	7,468,000	1-Jun-19
Sumter Grand (3)	Months 1-23 interest only. Month 24 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 3.00%	19,195,000	19,195,000	19-Aug-19
Sumter Place (2)	Months 1-60 interest only. Month 61 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 2.66%	27,325,000	28,860,000	1-Sep-26
Terrace at Mountain Creek	Principal and interest at a 30-year amortization rate	4.45% - fixed	8,121,000	8,280,000	1-Jul-19
The Delaney at Georgetown Village	Interest only	5.25% - fixed	12,268,000	-	15-Jan-20
The Oaks Bradenton	Principal and interest at a 30-year amortization rate	4.45% - fixed	3,790,000	3,864,000	1-Jul-19
The Parkway	Months 1-36 interest only. Month 37 to maturity principal and interest at a 20-year amortization rate	3.90% - fixed	17,117,000	16,115,000	5-Jul-19
Woodbury Mews Portfolio (3)	Months 1-23 interest only. Month 24 to maturity principal and interest at a 30-year amortization rate	One month LIBOR + 3.00%	23,704,000	24,437,000	19-Aug-19
Woodland Terrace at the Oaks	Months 1-36 interest only. Month 37 to maturity principal and interest at a 25-year amortization rate	4.87% - fixed	8,995,000	8,995,000	1-Oct-24
			$370,113,000	$338,718,000
		Less: Deferred financing costs	3,879,000	3,352,000
		Less: Discount	137,000	78,000
		Notes payable, net	$366,097,000	$335,288,000

(1)	As of December 31, 2016 and 2015, all notes payable are secured by the underlying real estate.
(2)	On August 19, 2016, this loan was refinanced with KeyBank under Fannie Mae’s Delegated Underwriting and Servicing Product Line discussed above.
(3)	On August 19, 2016 we entered into a Secured Loan Agreement with KeyBank as a part of a refinancing discussed above.
(4)

The Company is in the process of refinancing the Rome LTACH debt which matures on March 31, 2017. If we are unable to execute a refinance of the Rome LTACH debt prior to the maturity date, we would pay off the debt with cash on hand as of December 31, 2016.

Principal payments due on our notes payable as of December 31, 2016 and each of the five subsequent years are as follows:

Year	Principal Amount
2017	$15,261,000
2018	28,712,000
2019	133,045,000
2020	59,847,000
2021	10,190,000
2022 and thereafter	123,058,000
$370,113,000
Less: Deferred financing costs	3,879,000
Less: Discount	137,000
$366,097,000

9. Operating Leases

All resident leases in our senior operations living segment are on a month-to-month basis and are excluded from the following schedule. Future minimum lease payments to be received under non-cancellable operating leases for the triple-net leased properties and medical office building properties for each of the next five years and thereafter, as of December 31, 2016 are as follows:

Years ending December 31,	Receipt Amount
2017	$9,589,000
2018	9,785,000
2019	9,889,000
2020	9,698,000
2021	9,755,000
2022 and thereafter	41,848,000

Under the terms of its ground lease agreements, the Company is responsible for the monthly rental payment. These amounts are recorded as property, operating and maintenance expenses in the accompanying consolidated statements of operations. The Company incurred approximately $0.5 million, $0.3 million and $0.0 million in ground lease expense for the years ended December 31, 2016, 2015 and 2014, respectively.

The following is a schedule of future minimum lease payments to be paid under the ground leases for each of the next five years and thereafter, as of December 31, 2016:

Years ending December 31,	Payment Amount
2017	$491,000
2018	500,000
2019	510,000
2020	521,000
2021	531,000
2022 and thereafter	13,353,000

10. Concentration of Risks

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments; cash is generally invested in investment-grade short-term instruments. As of December 31, 2016, we had cash accounts in excess of Federal Deposit Insurance Corporation insured limits.

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

For the year ended December 31, 2016, the senior living segment generated 91% of the Company’s total revenues. The senior living segment includes properties in fifteen states of which the operations in four states accounted for 10% or more of our total revenue. The following table provides information about our geographic risk related to each of the four states and their economies for the three years ended December 31, 2016:

	Percentage of Total Revenues
State	December 31, 2016	December 31, 2015	December 31, 2014
Ohio	12%	12%	7%
Florida	11%	11%	2%
Massachusetts	12%	11%	9%
Texas	10%	9%	12%

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

The following table provides information about our senior living operators which accounted for 10% or more of our total revenue for the three years ended December 31, 2016:

	Percentage of Total Revenues
Operators	December 31, 2016	December 31, 2015	December 31, 2014
JEA Senior Living	11%	12%	17%
Woodbine Senior Living	13%	10%	11%
Senior Living Residences	12%	11%	9%
12 Oaks Senior Living	13%	6%	8%
Arrow Senior Living	13%	8%	0%
KR Management	10%	9%	0%

11. Segment Reporting

As of December 31, 2016, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated
Rental revenue	$81,893,000	$8,600,000	$846,000	$91,339,000
Resident services and fee income	32,971,000	-	-	32,971,000
Tenant reimbursements and other income	3,131,000	2,287,000	308,000	5,726,000
	117,995,000	10,887,000	1,154,000	130,036,000
Property operating and maintenance expenses	81,518,000	1,155,000	328,000	83,001,000
Net operating income	$36,477,000	$9,732,000	$826,000	$47,035,000
General and administrative				2,081,000
Asset management fees				3,200,000
Real estate acquisition costs				-
Depreciation and amortization				16,509,000
Interest expense, net				15,905,000
Change in fair value of contingent consideration				(3,138,000)
Equity in loss from unconsolidated entities				163,000
Loss on debt extinguishment				378,000
Income tax benefit				(1,585,000)
Net income				13,522,000
Preferred return to series B preferred OP units and other noncontrolling interests				11,692,000
Net income attributable to common stockholders				$1,830,000

	For the Year Ended December 31, 2015
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated
Rental revenue	$69,927,000	$9,314,000	$853,000	$80,094,000
Resident services and fee income	31,415,000	-	1,000	31,416,000
Tenant reimbursements and other income	2,361,000	1,113,000	311,000	3,785,000
	103,703,000	10,427,000	1,165,000	115,295,000
Property operating and maintenance expenses	72,851,000	1,127,000	323,000	74,301,000
Net operating income	$30,852,000	$9,300,000	$842,000	$40,994,000
General and administrative				2,430,000
Asset management fees				5,346,000
Real estate acquisition costs				1,466,000
Depreciation and amortization				19,803,000
Interest expense, net				13,777,000
Change in fair value of contingent consideration				689,000
Equity in loss from unconsolidated entities				362,000
Income tax benefit				(3,128,000)
Net income				249,000
Preferred return to series B preferred OP units and other noncontrolling interests				9,147,000
Net loss attributable to common stockholders				$(8,898,000)

	For the Year Ended December 31, 2014
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated
Rental revenue	$42,338,000	$6,727,000	$857,000	$49,922,000
Resident services and fee income	28,845,000	-	-	28,845,000
Tenant reimbursements and other income	1,606,000	882,000	310,000	2,798,000
	72,789,000	7,609,000	1,167,000	81,565,000
Property operating and maintenance expenses	49,592,000	939,000	310,000	50,841,000
Net operating income	$23,197,000	$6,670,000	$857,000	$30,724,000
General and administrative				1,710,000
Asset management fees				4,135,000
Real estate acquisition costs				2,724,000
Depreciation and amortization				11,793,000
Interest expense, net				9,912,000
Equity in loss from unconsolidated entities				352,000
Income tax benefit				(389,000)
Net income				487,000
Preferred return to series B preferred OP units and other noncontrolling interests				3,153,000
Net loss attributable to common stockholders				$(2,666,000)

The following table reconciles the segment activity to Consolidated Total Assets as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Assets
Investment in real estate:
Senior living operations	$410,007,000	$389,733,000
Triple-net leased properties	92,112,000	87,432,000
Medical office building properties	7,066,000	7,251,000
Total reportable segments	$509,185,000	$484,416,000
Reconciliation to consolidated assets:
Cash and cash equivalents	34,921,000	22,801,000
Investment in unconsolidated entities	493,000	880,000
Tenant and other receivables, net	5,949,000	5,751,000
Deferred costs and other assets	9,973,000	8,636,000
Restricted cash	7,777,000	6,748,000
Goodwill	5,965,000	5,965,000
Total assets	$574,263,000	$535,197,000

Capital expenditures in the senior living operations segment were $12.8 million, $109.5 million and $94.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures in the triple-net leased segment were $8.7 million, $5.4 million and $37.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures in the medical office building segment were $0.2 million, $0.0 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

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

As of December 31, 2016, the estimated fair value of the contingent consideration related to the Sumter Grand, and Armbrook Village acquisitions is $5.4 million, which represents a change in fair value of $(3.1) million for the year ended December 31, 2016. The change in fair value of contingent consideration is due to a change in the projected timing to achieve certain specified net operating income thresholds for the Sumter Grand and Armbrook Village properties. As of December 31, 2016, the Company does not expect Sumter Grand to achieve the net operating income threshold for the second tier of the earnout prior to the expiration date. Therefore, the Company derecognized the liability associated with the second tier of the earnout and recorded approximately $3.1 million in income for the year ended December 31, 2016. During the year ended December 31, 2016, the Company paid the entire Gables of Hudson earnout of $2.2 million and $1.8 million of the Armbrook Village earnout, as the first tier of the net operating income threshold was met in June 2016. The liabilities are included in accounts payable and accrued liabilities in our accompanying consolidated balance sheets.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $369.2 million and $337.9 million, compared to the carrying values of $370.1 million ($366.1 million, net of discount and deferred financing costs) and $338.7 million ($335.3 million, net of discount and deferred financing costs) at December 31, 2016 and December 31, 2015, respectively.

There were no transfers between Level 1 or 2 during the year ended December 31, 2016.

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

As of December 31, 2016, we had acquired twenty-seven wholly-owned assisted-living facilities and formed twenty-nine wholly-owned TRSs, which includes a Master TRS that consolidates our wholly-owned TRSs.

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

The provision for income taxes related to the operations of the Master TRS for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$-	$-	$256,000
State	57,000	132,000	224,000
Total current provision	57,000	132,000	480,000

Deferred:
Federal	(1,494,000)	(2,990,000)	(775,000)
State	(148,000)	(270,000)	(94,000)
Total deferred benefit	(1,642,000)	(3,260,000)	(869,000)

Income tax benefit	$(1,585,000)	$(3,128,000)	$(389,000)

The reconciliation between the benefit for income taxes and the amount computed by applying the federal statutory income tax rate to the income (loss) for operations at the Master TRS is isolated to the federal benefit received as a result of state income taxes. Therefore, the Company’s effective income tax rate approximates the statutory rates.

Deferred tax assets and liabilities are included within deferred costs and other assets in the consolidated balance sheet, and are attributed to the activity of the Company’s Master TRS and subsidiaries. The components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Straight-line rent	$4,791,000	$3,335,000
Accrued vacation	189,000	192,000
Tenant receivable reserve	48,000	103,000
Net operating loss	2,352,000	1,846,000
Deferred income	749,000	843,000
Total deferred tax assets	8,129,000	6,319,000

Deferred tax liabilities:
Depreciation	(474,000)	(305,000)
Total deferred tax liabilities	(474,000)	(305,000)

Net deferred tax assets:	$7,655,000	$6,014,000

At December 31, 2016, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $2.4 million, which, if unused, begin to expire in 2035. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. We have not recorded a valuation allowance against our deferred tax assets as of December 31, 2016, as we have determined the future taxable income from the operations of the TRS entities are expected to be sufficient to recover the deferred tax assets. In addition, we have the ability and intent, if needed, to trigger certain tax planning strategies that would result in sufficient taxable income to recover the deferred tax assets.

14. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Series C Preferred Stock. As of December 31, 2016 and December 31, 2015, including distributions reinvested, we had issued approximately 13.4 million shares and 13.3 million shares of common stock for a total of approximately $133.5 million and $132.3 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

As of December 31, 2016 and December 31, 2015 we had issued 1,000 shares of Series C Preferred Stock and 1,586,000 Series B Preferred Units to the Investor for a total commitment of $158.7 million, respectively. As of December 31, 2016, the Company has received $156.9 million of the total commitment and $1.7 million of equity remains to be funded under the KKR Equity Commitment which will be drawn by the Company to fund the Georgetown Loan. For the year ended December 31, 2016, the Company received $18.9 million of proceeds from the Investor related to previously issued Series B Preferred Units. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 shares of the Company’s common stock, as of December 31, 2016 and December 31, 2015.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. With the exception of certain Series B Preferred Units issued in connection with the put exercise related to the Georgetown Loan (the “Georgetown Put”), the Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference in preference to any distributions paid to common units. In December 2014, the parties amended the Second Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) to provide that the Series B Preferred Units issued in connection with the Georgetown Put would receive cash distributions at a reduced annual rate equal to 6.0%. In addition, the preferred return for the Series B Preferred Units issued in connection with the Georgetown Put would be calculated based solely on the exercise put amount that has been funded. Effective August 31, 2016, the parties further amended the Partnership Agreement to provide that, on a going forward basis, distributions paid on the Series B Preferred Units issued in connection with the Georgetown Put would be calculated at an annual rate of 6.0% for 219,120 units and at an annual rate of 7.5% for 200,000 units. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10.0% of the Series B liquidation preference.

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

For the years ended December 31, 2016 and 2015, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $11.0 million and $9.8 million, respectively.

At December 31, 2016, no securities remain issuable under the KKR Equity Commitment.

Distributions Available to Common Stockholders

The following are the distributions declared on our common stock during the years ended December 31, 2016 and 2015:

	Distributions Declared (1)(2)			Distributions	Cash Flows from
Period	Cash	Reinvested(3)	Total	Paid	Operations
First quarter 2015	$1,330,000	$85,000	$1,415,000	$1,354,000	$3,348,000
Second quarter 2015	1,347,000	85,000	1,432,000	1,330,000	4,369,000
Third quarter 2015	1,363,000	86,000	1,449,000	1,347,000	5,515,000
Fourth quarter 2015	1,362,000	87,000	1,449,000	1,363,000	5,418,000
	$5,402,000	$343,000	$5,745,000	$5,394,000	$18,650,000

First quarter 2016	$1,342,000	$89,000	$1,431,000	$1,362,000	$6,871,000
Second quarter 2016	1,343,000	88,000	1,431,000	1,342,000	4,607,000
Third quarter 2016	1,358,000	91,000	1,449,000	1,345,000	7,072,000
Fourth quarter 2016	1,358,000	91,000	1,449,000	1,358,000	6,285,000
	$5,401,000	$359,000	$5,760,000	$5,407,000	$24,835,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income. Some of our distributions have been paid from sources other than operating cash flow, such as offering proceeds. Until proceeds from equity issuances are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay all or a portion of our distributions from the proceeds of equity issuances or from borrowings in anticipation of future cash flow.

(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the years ended December 31, 2016 and 2015.

(3)	On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”) pursuant to which our stockholders can elect to have their cash distributions reinvested in shares of our common stock. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014 , DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value. As of December 31, 2016 and 2015, 642,075 and 613,463 shares, respectively, had been issued under the distribution reinvestment plan.

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

In connection with the Participation Agreement (as described in Note 8), the Board of Directors adopted a Regular Quarterly Dividend Policy (the “Dividend Policy”), which documents the circumstances under which the Board of Directors may increase the regular quarterly dividend that may be paid to holders of the common stock of the Company (the “Regular Quarterly Dividend Rate”) from its current level of $0.125 per share without the consent of the Investor. The Dividend Policy provides that the Company may maintain the Regular Quarterly Dividend Rate at the current level and that the Company may also elect to reduce the Regular Quarterly Dividend Rate in its discretion. The policy expires on August 31, 2019.

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

During the years ended December 31, 2016, 2015 and 2014, we redeemed shares pursuant to our stock repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price
2014	49,962	$11.63
2015	-	$-
2016	-	$-

Employee and Director Incentive Stock Plan

We have adopted an Employee and Director Incentive Stock Plan (the “Plan”) which provides for the grant of awards to our directors and full-time employees, as well as other eligible participants that provide services to us. We have no employees, and we currently do not have plans to grant awards under the Plan to persons who are not directors. Awards granted under the Plan may consist of nonqualified stock options, incentive stock options, restricted stock, share appreciation rights, and dividend equivalent rights. The term of the Plan is 10 years. The total number of shares of common stock reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time. As of December 31, 2016 and 2015, we have not granted any awards under the Plan.

Tax Treatment of Distributions

For tax purposes, our distributions are comprised of taxable ordinary dividend and return of capital. The return of capital for the distributions per share to common stockholders reportable for the years ended December 31, 2016, 2015 and 2014 were as follows:

Per Common Shares	2016		2015		2014
Taxable ordinary dividend	$-	0.00%	$-	0.00%	$0.14	27.12%
Return of capital	$0.50	100.00%	$0.50	100.00%	$0.36	72.88%
Capital gain	$-	0.00%	$-	0.00%	$-	0.00%

15. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net (loss) income per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of December 31, 2016, 2015, and 2014, there were 1,586,260, 1,586,000, and 946,560, respectively, Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

16. Related Party Transactions

Advisory Relationship with the Advisor

Throughout 2013, 2014, 2015 and 2016 we were party to an Advisory Agreement with the Advisor, which became effective on January 1, 2012 for a one-year term ending December 31, 2012. The Advisory Agreement was renewed for additional one-year terms commencing on January 1, 2014, January 1, 2015, January 1, 2016, and January 1, 2017, however, as discussed below under the heading “ Transition to Internal Management Agreement ” certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014, February 2015 and February 2017 (as amended, the “Transition Agreement”) with the Advisor and the Investor.

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

The fees and expense reimbursements payable or paid to the Advisor under the Advisory Agreement, and subject to the terms of the Transition Agreement, as discussed below under the heading “ Transition to Internal Management Agreement ,” are described below.

Offering Stage Fees and Expenses:

•	If our board of directors determines that it is advisable and in our best interests to conduct an offering of our securities, the Advisor will be entitled to be reimbursed for organizational and offering costs paid by the Advisor on our behalf. Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by us in connection with our offerings, including our legal, accounting, printing, mailing and filing fees, charges of our escrow holder and other accountable offering expenses. However, the Advisor would be required to reimburse us to the extent that our organization and offering expenses are in excess of 15% of gross offering proceeds at the conclusion of such offering. During the years ended December 31, 2016, 2015, 2014 and 2013, the Advisor incurred no organization and offering expenses on our behalf.

Acquisition and Operating Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor acquisition fees in an amount equal to 1.0% of the sum of the amount actually paid or allocated to the purchase, development, construction or improvement of an investment, inclusive of the acquisition expenses associated with such investment, and the amount of any debt attributable to such investment. With respect to acquisitions made through a joint venture in which the Company is a co-venturer, the acquisition fee payable to the Advisor will be equal to 1.0% of the Company’s allocable portion of the amount actually paid or allocated to the purchase, development, construction or improvement of the investment, inclusive of the acquisition expenses associated with such investment, and the Company’s allocable portion of any debt attributable to such investment. An acquisition fee will be payable to the Advisor at the time we acquire the related investment. In addition, we are required to reimburse the Advisor for direct costs the Advisor incurs and pays to third parties in connection with the selection and acquisition of potential investments, whether or not we ultimately acquire them. During the years ended December 31, 2016, 2015 and 2014, the Advisor earned approximately $0.0 million, $1.4 million and $1.6 million, respectively, of acquisition fees from us and incurred no acquisition expenses on our behalf.

•	We are not required to reimburse the Advisor or its affiliates for any of their costs or expenses that are not directly attributable to our business, including without limitation (i) any personnel costs incurred by the Advisor to its employees, and (ii) any costs related to the Advisor’ rent, utilities and general overhead. We are responsible for paying directly or reimbursing the Advisor for costs that are directly attributable to our business.

•	The Advisor must restrict total operating expenses for the preceding four consecutive fiscal quarters, as determined at the end of each fiscal quarter, to the greater of 2% of the Company’s Average Invested Assets (as defined in the Advisory Agreement) or 25% of the Company’s net income for such period (the “2%/25% Guidelines”), unless the independent directors committee determines that a higher level of expenses is justified, based on unusual and non-recurring factors which it deems sufficient. If the independent directors committee does not approve such excess as being so justified, the Advisory Agreement and our charter require that any amount in excess of the 2%/25% Guidelines (an “Excess Amount”) paid to the Advisor during a fiscal quarter shall be repaid to us. For the four quarters ended December 31, 2016, 2015 and 2014, our management fees and expenses and operating expenses totaled $5.3 million, $7.8 million and $5.8 million, respectively. These amounts did not exceed the greater of 2% of our average invested assets and 25% of our net income.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor a financing coordination fee for services rendered by the Advisor in connection with the refinancing of any of our debt obligations in an amount equal to 0.5% of the gross amount of any such refinancing, provided however, that the Advisor will not be entitled to a financing coordination fee in connection with the refinancing of debt obligations secured by any particular asset that was subject to a refinancing in connection with which the Advisor received a financing coordination fee within the immediately preceding three year period. Any such financing coordination fee is payable to the Advisor upon the closing of the related refinancing. During the years ended December 31, 2016, 2015 and 2014, the Advisor earned approximately $0.0 million, $0.0 million and $0.1 million, respectively, of financing coordination fees from us.

•	Subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, we are obligated to pay the Advisor a monthly asset management fee in an amount equal to one-twelfth of 1.0% of our assets under management, calculated on a monthly basis as of the last day of each month. Additionally, subject to compliance with the 2%/25% Guidelines and the limitation on fees agreed to in the Transition Agreement, with respect to fiscal quarters in which distributions declared to stockholders and cash available for distribution for such fiscal quarter are each at least $0.125 per share, we are also obligated to pay the Advisor a quarterly bonus asset management fee equal to the lesser of (i) one-fourth of 0.15% of our assets under management, calculated on a quarterly basis as of the last day of the quarter, or (ii) $150,000. During the years ended December 31, 2016, 2015 and 2014, the Advisor earned approximately $3.2 million, $5.3 million and $4.1 million, respectively, of asset management fees from us.

•	Subject to the limitation on fees agreed to in the Transition Agreement, if we retain the Advisor or one of its affiliates to manage or lease any of our properties, we will pay the Advisor or such affiliate a market-based fee in accordance with a separately negotiated property management, leasing and development agreement to be approved by the independent directors committee, which agreement may provide for fees similar to what other management or leasing companies generally charge for the management or leasing of similar properties, and which may include reimbursement for the costs and expenses the Advisor or its affiliates incurs in managing or leasing our properties. During the years ended December 31, 2016, 2015 and 2014, we did not pay any property management, leasing or development fees to the Advisor.

Listing/ Liquidation Stage Fees and Expenses:

•	Subject to the limitation on fees agreed to in the Transition Agreement, if the Advisor or one of its affiliates provides a substantial amount of the services (as determined by a majority of our directors, including a majority of our independent directors committee) in connection with the sale of one or more of our properties, other than a sale in connection with a transaction in which we sell, grant, convey or relinquish our ownership of all or substantially all of our assets, we would be required to pay the Advisor or such affiliate at closing a disposition fee equal to the lesser of (i) 1.0% of the sales price of such property or properties, or (ii) one-half of the competitive real estate commission in light of the size, type and location of the property. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid to all persons by us for each property shall not exceed an amount equal to the lesser of (i) 6.0% of the aggregate contract sales price of each property or (ii) the competitive real estate commission for each property. During the years ended December 31, 2016, 2015 and 2014, the Advisor earned approximately $0.0 million, $0.0 million and $0.0 million, respectively, of disposition fees from us.

•	As described in further detail below under “ Transition to Internal Management Agreement ” under certain circumstances, the Advisor may be entitled to incentive fee amounts upon a listing or liquidation of the Company, or upon a termination of the Advisory Agreement. During the years ended December 31, 2016, 2015 and 2014, we did not pay any incentive fees to the Advisor related to a listing or liquidation of the Company, or a termination of the Advisory Agreement.

Transition to Internal Management Agreement

In connection with entering into the KKR Equity Commitment, we entered into the Transition Agreement with the Advisor and the Investor. The Transition Agreement sets forth the terms for our transition from our current externally-advised structure to an internal management structure. The Transition Agreement provides that the existing external advisory structure will remain in place upon substantially the same terms, unless the parties agree otherwise, as currently in effect until February 10, 2019, subject to annual renewals of the Advisory Agreement in accordance with the requirements of the Company’s governing documents, at the end of which time the advisory function will be internalized in accordance with the Transition Agreement.

The Transition Agreement limits the amount of the fees payable under the Advisory Agreement. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement (collectively, the “Advisory Agreement Fees”) are limited to (1) $3.2 million plus an excess amount (the “Excess Amount”) of $3.6 million during the period from February 11, 2017 through February 10, 2018, and (2) $3.2 million plus any remaining portion of the Excess Amount during the period from February 11, 2018 through February 10, 2019. The maximum aggregate amount of such fees payable to Sentio Investments during these periods under the caps (the “Maximum Fee Amount”) will be $10.0 million.

During the period from February 10, 2013 through February 10, 2015, and February 11, 2015 through February 10, 2017, the Advisory Agreement Fees were similarly capped, except that the Excess Amount was $3.2 million and as a result the Maximum Fee Amount was $9.6 million. In addition, solely with respect to any fees earned by the Advisor during the period from February 11, 2014 to February 10, 2015 in excess of the Maximum Fee Amount, such fees were included in fees payable during the one-year period from February 11, 2015 to February 10, 2016, subject to a maximum amount of $1.0 million.

As of November 2015, the Advisor earned the Maximum Fee Amount of $9.6 million for the period from February 10, 2013 through February 10, 2016. As of December 31, 2016, the Advisor earned the maximum fee amount for February 11, 2016 through February 10, 2017 of $3.2 million.

The Transition Agreement also amends the Advisory Agreement to modify the terms of the subordinated incentive fees to which the Advisor may be entitled under certain circumstances. Specifically, the Transition Agreement provides for the following possible incentive amounts to be payable to the Advisor:

●	Subordinated Sales and Financings Promote . A subordinated sales and financings promote may be payable to the Advisor upon a distribution to holders of shares of our common stock outstanding as of February 10, 2013 (the “Legacy Common Shares”) resulting from a sale and financing of one or more of our assets, which will be determined and paid as an amount of shares of common stock equal to the ratio of:

o	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share cash distributions to the holders of the Legacy Common Shares in respect of cash from sales and financings, plus (ii) the total amount of all previous dividends or distributions paid on the Legacy Common Shares since the date of the inception of the Company’s initial public offering; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the date of the closing of the applicable sale or financing on the Legacy Common Shares;

over:

o	the net asset value per share of common stock as of the closing of the applicable sale or financing (as defined in the Transition Agreement).

However, if the subordinated sales and financings promote is payable as the result of a sale of all or substantially all of the assets of the Company, then the promote will be paid in cash rather than shares of common stock.

●	Subordinated Internalization Promote . In connection with a termination of the Advisory Agreement upon consummation of an internalization, the Advisor may be entitled to a subordinated internalization promote determined and paid on one-year anniversary of the termination of the Advisor Agreement, in an amount consisting of the sum of:

o	a cash payment equal to 40% of:

●	10% of the amount, if any, by which (A) the sum of (i) the number of Legacy Common Shares times the per share net asset value on the determination date, plus (ii) the total amount of dividends or distributions paid on the Legacy Common Shares from date from inception of the Company’s initial public offering through the determination date; exceeds (B) the sum of (x) the total invested capital for the Legacy Common Shares and (y) the amount required to pay stockholders a 7% cumulative, non-compounded return from inception of the Company’s initial public offering through the determination date on the Legacy Common Shares (such amount, the “Subordinated Internalization Cash Amount”); and

an amount of shares of common stock equal to the ratio of:

●	60% of the Subordinated Internalization Cash Amount;

over:

●	the net asset value per share of common stock as of the determination date (as defined in the Transition Agreement).

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

Upon the internalization date established pursuant to the Transition Agreement, we will acquire all of the Advisor’s assets that are reasonably necessary for the management and operation of our business (we refer to such a transaction as an internalization). On or prior to the internalization date, our Advisor will facilitate our efforts to hire the employees of the Advisor. With respect to certain key persons, we will be required to enter into employment agreements based upon market terms established in consultation with an independent compensation consultant. The Investor will have the right to consent to our hiring of all key personnel. Upon an internalization or a Liquidation Event (as defined in the investor rights agreement entered into in connection with the KKR Equity Commitment), then our Advisor will receive a fee in an amount that is the lesser of (i) $3.0 million, and (ii) the remaining portion of the $10.0 million Maximum Fee Amount, if any, not previously paid to our Advisor.

In connection with entering into the Transition Agreement, we and the Advisor have generally agreed not to terminate the Advisory Agreement without the prior consent of the Investor.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represent, in the aggregate, approximately, 57.9% of the outstanding shares of common stock as of December 31, 2016.

As of December 31, 2016, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,000 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of December 31, 2016 no Series B Preferred Units remain issuable under the Securities Purchase Agreement.

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

To the extent the minimum purchase obligation was not exercised during the term of the commitment, the Sentio Parties were required to pay a premium to the Investor calculated and payable annually as a percentage of the unexercised amount under the commitment. For the years ended December 31, 2016, 2015 and 2014, we paid the Investor an unused fee of $0.0 million, $0.1 million and 0.0 million, respectively.

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

Amended Partnership Agreement

On April 5, 2013, the Company, HPC LP TRS, LLC and the Investor entered a Second Amended and Restated Limited Partnership Agreement of the Operating Partnership which was subsequently amended on December 22, 2014 and August 31, 2016 (as amended, the “Amended Partnership Agreement”). The Amended Partnership Agreement authorizes the issuance of the Series B Preferred Units to the Investor. The Series B Preferred Units rank senior to the Partnership’s common units with respect to distribution rights and rights on liquidation. The Series B Preferred Units related to the acquisition of an Approved Acquisition (as defined in the Purchase Agreement) will receive cash distributions at an annual rate equal to 7.5% in preference to any distributions paid to common units. Provided, however, that certain Series B Preferred Units issued in connection with a put exercise for a construction loan will receive cash distributions at a reduced annual rate equal to 6.0% in preference to any distributions paid to common units. In addition, the preferred return for a put exercise for a construction loan will be calculated based solely on the exercise put amount related to the construction loan put exercise that has been funded as opposed to the full amount of Series B Preferred Units outstanding. Effective August 31, 2016, distributions paid on 200,000 Series B Preferred Units issued in connection with a construction loan put exercise will receive cash distributions at an annual rate equal to 7.5%. If the Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10%. After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to the weighted average of the return being paid to Series B Preferred Units in annual distributions from the Effective Date, and thereafter to the common units and Series B Preferred Units pro rata. In the event of a liquidation of the Operating Partnership, the Investor would receive an amount equal to the greater of (a) the amount paid to acquire securities under the Purchase Agreement plus all accrued and unpaid distributions or (b) the amount the Investor would be entitled to receive in the transaction if the Series B Preferred Units were converted into common units of the Partnership (excluding any unpaid distribution to holders of common units, to which the holders of common units alone are entitled).

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

	Quarters Ended,
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$32,875,000	$32,569,000	$32,778,000	$31,814,000
Expenses	25,472,000	25,542,000	27,824,000	25,953,000
Income from operations	7,403,000	7,027,000	4,954,000	5,861,000

Net income	6,922,000	2,958,000	1,264,000	2,378,000
Preferred return to series B preferred OP units and other noncontrolling interests	3,066,000	3,010,000	2,904,000	2,712,000
Net income (loss) attributable to common stockholders	$3,856,000	$(52,000)	$(1,640,000)	$(334,000)

Net income (loss) per common share attributable to common stockholders- basic and diluted	$0.33	$0.00	$(0.14)	$(0.03)

Weighted average common shares - basic and diluted	11,529,872	11,522,649	11,515,846	11,508,316

	Quarters Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$31,238,000	$29,775,000	$28,658,000	$25,624,000
Expenses	25,438,000	27,129,000	27,185,000	23,594,000
Income from operations	5,800,000	2,646,000	1,473,000	2,030,000

Net income (loss)	2,991,000	(509,000)	(1,498,000)	(735,000)
Preferred return to series B preferred OP units and other noncontrolling interests	2,518,000	2,447,000	2,243,000	1,939,000
Net income (loss) attributable to common stockholders	$473,000	$(2,956,000)	$(3,741,000)	$(2,674,000)

Net income (loss) per common share attributable to common stockholders- basic and diluted	$0.04	$(0.26)	$(0.33)	$(0.23)

Weighted average common shares - basic and diluted	11,500,818	11,493,442	11,486,143	11,478,707

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

		Initial Cost			Gross Amount Invested (1)
Description	Encumbrances	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation (2)	Year Built	Date Acquired
Caruth Haven Court	$9,122,000	$4,256,000	$13,986,000	$616,000	$4,256,000	$14,602,000	$18,858,000	$3,216,000	1999	1/22/2009
The Oaks Bradenton	3,790,000	390,000	2,818,000	185,000	390,000	3,003,000	3,393,000	659,000	1996	5/1/2009
GreenTree at Westwood	3,577,000	714,000	3,717,000	132,000	714,000	3,849,000	4,563,000	755,000	1998	12/30/2009
Mesa Vista Inn Health Center	8,248,000	2,010,000	10,430,000	1,000	2,010,000	10,431,000	12,441,000	1,920,000	2008	12/31/2009
Rome LTACH	12,055,000	-	18,202,000	-	-	18,202,000	18,202,000	3,622,000	2011	1/12/2010
Oakleaf Village at Lexington	11,636,000	1,767,000	10,768,000	200,000	1,767,000	10,968,000	12,735,000	2,021,000	1999	4/30/2010
Oakleaf Village at Greenville	6,835,000	1,351,000	9,770,000	239,000	1,351,000	10,009,000	11,360,000	1,839,000	2001	4/30/2010
Cornerstone Dallas Rehab	6,895,000	2,004,000	10,368,000	64,000	2,004,000	10,432,000	12,436,000	1,771,000	2008	8/19/2010
Terrace at Mountain Creek	8,121,000	1,880,000	6,070,000	560,000	1,880,000	6,630,000	8,510,000	1,307,000	1995	9/3/2010
Hedgcoxe Health Plaza	5,222,000	1,580,000	6,388,000	222,000	1,580,000	6,610,000	8,190,000	1,333,000	2008	12/22/2010
Carriage Court of Hilliard	12,767,000	1,580,000	12,180,000	621,000	1,580,000	12,801,000	14,381,000	2,138,000	1998	12/22/2010
Spring Village at Floral Vale	6,016,000	860,000	3,010,000	635,000	860,000	3,645,000	4,505,000	737,000	1996	12/22/2010
Forestview Manor	8,121,000	1,320,000	8,035,000	265,000	1,320,000	8,300,000	9,620,000	1,678,000	2002	1/14/2011
Woodland Terrace at the Oaks	8,995,000	1,000,000	7,148,000	556,000	1,000,000	7,704,000	8,704,000	1,352,000	1996	4/14/2011
Amber Glen	8,102,000	546,000	11,874,000	118,000	546,000	11,992,000	12,538,000	1,379,000	2006	8/31/2012
Mill Creek	7,820,000	825,000	10,503,000	13,000	825,000	10,516,000	11,341,000	1,189,000	2006	8/31/2012
Hudson Creek	7,506,000	543,000	10,053,000	29,000	543,000	10,082,000	10,625,000	1,179,000	2006	8/31/2012
Sugar Creek	7,341,000	567,000	10,473,000	113,000	567,000	10,586,000	11,153,000	1,246,000	2007	8/31/2012
Woodbury Mews Portfolio	23,704,000	2,267,000	28,754,000	299,000	2,267,000	29,053,000	31,320,000	3,251,000	2003	10/21/2013
Standish Village	10,885,000	3,100,000	10,639,000	556,000	3,100,000	11,195,000	14,295,000	1,267,000	1994	12/6/2013
Compass on the Bay	6,300,000	5,551,000	4,825,000	32,000	5,551,000	4,857,000	10,408,000	354,000	1960	4/4/2014
St. Andrews Village	30,205,000	5,351,000	35,445,000	30,000	5,351,000	35,475,000	40,826,000	2,334,000	2006	8/20/2014
The Parkway	17,117,000	1,200,000	20,326,000	(105,000)	1,200,000	20,221,000	21,421,000	653,000	2015	10/2/2014
Live Oaks Village of Hammond	3,727,000	694,000	5,620,000	117,000	694,000	5,737,000	6,431,000	347,000	1999	11/14/2014
Live Oaks Village of Slidell	2,077,000	476,000	4,547,000	81,000	476,000	4,628,000	5,104,000	297,000	2000	11/14/2014
Spring Village at Wildewood	11,272,000	683,000	8,451,000	19,000	683,000	8,470,000	9,153,000	349,000	2014	11/21/2014
Gables of Hudson	15,982,000	974,000	15,364,000	-	974,000	15,364,000	16,338,000	878,000	2013	12/18/2014
Sumter Place	27,325,000	-	46,014,000	-	-	46,014,000	46,014,000	2,435,000	2012	12/31/2014
Sumter Grand	19,195,000	-	37,295,000	-	-	37,295,000	37,295,000	1,953,000	2014	2/6/2015
Gables of Kentridge	8,871,000	640,000	12,939,000	23,000	640,000	12,962,000	13,602,000	657,000	2005	4/1/2015
Accel at Golden (3)	9,342,000	2,110,000	-	-	2,110,000	-	2,110,000	-	2016	4/3/2015
Armbrook Village	21,000,000	957,000	29,688,000	14,000	957,000	29,702,000	30,659,000	1,361,000	2013	4/6/2015
Spring Village at Essex	8,673,000	950,000	9,650,000	-	950,000	9,650,000	10,600,000	8,000	2016	11/18/2016
Totals	$357,844,000	$48,146,000	$435,350,000	$5,635,000	$48,146,000	$440,985,000	$489,131,000	$45,485,000

(1)	The aggregate cost of real estate for federal income tax purposes was $503.0 million.

(2)	See Note 3 to our consolidated financial statements for information regarding useful lives used for depreciation and amortization.

(3)	See Note 4 to our consolidated financial statements for information regarding the construction in progress at Accel at Golden.

The changes in total real estate for the three years ended December 31, 2016 are as follows.

	Cost	Accumulated Depreciation
Balance at December 31, 2014	$370,124,000	$21,070,000
2015 Acquisitions	107,017,000	11,641,000
Balance at December 31, 2015	$477,141,000	$32,711,000
2016 Acquisitions	11,990,000	12,774,000
Balance at December 31, 2016	$489,131,000	$45,485,000

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ SPENCER A. SMITH
SPENCER A. SMITH
Chief Financial Officer, Treasurer and Secretary
March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2017.

Name	Title

/s/ John Mark Ramsey	President, Chief Executive Officer and Director
John Mark Ramsey	(Principal Executive Officer)

/s/ Spencer A. Smith	Chief Financial Officer Treasurer and Secretary
Spencer A. Smith	(Principal Financial and Accounting Officer)

/s/ Steven M. Pearson	Director
Steven M. Pearson

/s/ James M. Skorheim	Director
James M. Skorheim

/s/ Barry A. Chase	Director
Barry A. Chase

/s/ Romeo Cefalo	Director
Romeo Cefalo

/s/ Ronald Shuck	Director
Ronald Shuck
/s/ Billy Butcher	Director
Billy Butcher

/s/ Peter Sundheim	Director
Peter Sundheim

Ex.	Description

3.1	Articles of Amendment and Restatement of the Registrant, as amended on December 29, 2009 and January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011).
3.2	Articles of Amendment of the Registrant, dated August 6, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.3	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series A, dated August 6, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.4	Articles Supplementary, 3% Senior Cumulative Preferred Stock, Series C, dated August 6, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.5	Second Amended and Restated Bylaws of the Registrant as adopted on August 6, 2013 as amended by Amendment No. 1 to the Second Amendment and Restated Bylaws of the Registrant, effective as of March 20, 2015 (incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2014).
3.6	Second Amended and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013).
3.7	First Amendment dated December 22, 2014 to the Second Amendment and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P., dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 30, 2014).
3.8	Second Amendment to the Second Amendment and Restated Limited Partnership Agreement of Sentio Healthcare Properties OP, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on September 7, 2016).
4.1	Form of Distribution Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Registrant’s prospectus filed on June 19, 2013).
4.2	Statement regarding restrictions on transferability of the Registrant’s shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-139704) filed on June 15, 2007).
4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the Registrant’s prospectus filed on June 19, 2013).
10.1	Sentio Healthcare Properties, Inc. Regular Quarterly Dividend Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 7, 2016).
10.2	Multifamily Loan and Security Agreement dated August 19, 2016 between Wildewood Owner, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016).
10.3	Multifamily Loan and Security Agreement dated August 19, 2016 between Gables of Hudson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016).
10.4	Multifamily Loan and Security Agreement dated August 19, 2016 between Sumter Place Owner, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016).
10.5	Secured Loan Agreement dated August 19, 2016 by and among Sentio Landlord Hammond, LLC, Sentio Landlord Slidell, LLC, MVI Health Center, LP, Woodbury Mews III Urban Renewal, LLC, Woodbury Mews IV Urban Renewal, LLC, Retirement Two, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016).
10.6	Guaranty Agreement dated August 19, 2016 by the Registrant, Sentio Healthcare Properties, OP, LP and Sentio Healthcare Properties, Inc. for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016).
10.7	Renewal Agreement, dated December 22, 2016, between the Registrant and Sentio Investments, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on December 27, 2016).
10.8	Renewal Agreement, dated December 31, 2015, by and between the Registrant and Sentio Investments, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 4, 2016)
10.9	Amendment No. 4 to the Transition to Internal Management Agreement, entered into on February 9, 2017, between the Registrant, Sentio Healthcare Properties OP, L.P., Sentinel RE Investment Holdings, LP, and Sentio Investments, LLC (filed herewith).
10.10	Participation Agreement dated August 31, 2016 among Red Capital Partners, LLC, Sentio Georgetown, LLC and Sentio Georgetown TRS, LLC (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

