Form 10-Q
period 2017-03-31
Sentio Healthcare Properties Inc
filed 2017-05-12
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒   No

As of May 10, 2017, there were 11,546,503 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,964,000	$34,921,000
Investments in real estate:
Land	48,146,000	48,146,000
Buildings and improvements, net	406,975,000	395,500,000
Furniture, fixtures and vehicles, net	13,661,000	12,592,000
Construction in progress	-	13,933,000
Intangible lease assets, net	4,740,000	4,833,000
Total investment in real estate	473,522,000	475,004,000
Real estate note receivable	36,856,000	34,181,000
Investment in unconsolidated entities	-	493,000
Tenant and other receivables, net	7,655,000	5,949,000
Deferred costs and other assets	9,507,000	9,973,000
Restricted cash	7,119,000	7,777,000
Goodwill	5,965,000	5,965,000
Total assets	$577,588,000	$574,263,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$369,778,000	$366,097,000
Accounts payable and accrued liabilities	16,788,000	15,783,000
Prepaid rent and security deposits	5,089,000	5,204,000
Distributions payable	1,423,000	1,449,000
Total liabilities	393,078,000	388,533,000
Equity:
Series C Preferred Stock, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares	-	-
issued and outstanding at March 31, 2017 and December 31, 2016, respectively
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,538,992 and 11,531,615	115,000	115,000
shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	54,648,000	55,979,000
Accumulated deficit	(26,711,000)	(25,782,000)
Total stockholders' equity	28,052,000	30,312,000
Noncontrolling interests:
Series B preferred OP units	152,201,000	151,080,000
Other noncontrolling interest	4,257,000	4,338,000
Total equity	184,510,000	185,730,000
Total liabilities and equity	$577,588,000	$574,263,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$23,383,000	$22,457,000
Resident fees and services	8,233,000	8,355,000
Tenant reimbursements and other income	1,336,000	1,002,000
	32,952,000	31,814,000
Expenses:
Property operating and maintenance	21,625,000	20,486,000
General and administrative	1,599,000	691,000
Asset management fees	929,000	983,000
Depreciation and amortization	4,033,000	3,793,000
	28,186,000	25,953,000
Income from operations	4,766,000	5,861,000

Other (income) expense:
Interest expense, net	4,322,000	3,848,000
Change in fair value of contingent consideration	-	177,000
Equity in (income) loss from unconsolidated entities	(22,000)	60,000
Gain on disposition of investment in unconsolidated entity	(1,534,000)	-
Net income before income taxes	2,000,000	1,776,000
Income tax benefit	(98,000)	(602,000)
Net income	2,098,000	2,378,000
Preferred return to series B preferred OP Units	2,875,000	2,615,000
Net income attributable to other noncontrolling interests	152,000	97,000
Net loss attributable to common stockholders	$(929,000)	$(334,000)

Basic and diluted weighted average number of common shares	11,537,200	11,508,316
Basic and diluted net loss per common share attributable to common stockholders	$(0.08)	$(0.03)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total

BALANCE - December 31, 2016	1,000	$-	11,531,615	$115,000	$55,979,000	$(25,782,000)	$30,312,000	$155,418,000	$185,730,000
Issuance of Common Stock	-	-	7,377	-	92,000	-	92,000	-	92,000
Issuance of Series B preferred OP Units, net	-	-	-	-	-	-	-	1,121,000	1,121,000
Distributions	-	-	-	-	(1,423,000)	-	(1,423,000)	(3,108,000)	(4,531,000)
Net (loss) income	-	-	-	-	-	(929,000)	(929,000)	3,027,000	2,098,000
BALANCE - March 31, 2017	1,000	$-	11,538,992	$115,000	$54,648,000	$(26,711,000)	$28,052,000	$156,458,000	$184,510,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,098,000	$2,378,000
Adjustments to reconcile net income loss to net cash provided by operating activities:
Amortization of deferred financing costs	247,000	250,000
Depreciation and amortization	4,033,000	3,793,000
Straight-line rent and above/below market lease amortization	(167,000)	(166,000)
Change in fair value of contingent consideration	-	177,000
Amortization of loan discount/premium	(15,000)	(14,000)
Equity in loss from unconsolidated entities	27,000	116,000
Gain on disposition of investment in unconsolidated entity	(1,534,000)	-
Bad debt expense	58,000	58,000
Deferred tax benefit	(98,000)	(621,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(1,580,000)	160,000
Deferred costs and other assets	564,000	(79,000)
Restricted cash	331,000	285,000
Prepaid rent and tenant security deposits	(115,000)	70,000
Accounts payable and accrued expenses	692,000	464,000
Net cash provided by operating activities	4,541,000	6,871,000
Cash flows from investing activities:
Additions to real estate	(2,255,000)	(462,000)
Construction in progress	-	(1,804,000)
Real estate note receivable	(2,675,000)	(5,670,000)
Restricted cash	327,000	609,000
Proceeds from disposition of investment in unconsolidated entity	2,000,000	-
Net cash used in investing activities	(2,603,000)	(7,327,000)
Cash flows from financing activities:
Proceeds from issuance of series B preferred OP units, net	1,121,000	10,708,000
Proceeds from notes payable	4,333,000	1,952,000
Repayment of notes payable	(755,000)	(815,000)
Deferred financing costs	(129,000)	(6,000)
Distributions paid to series B preferred OP units and other noncontrolling interests	(3,108,000)	(2,784,000)
Distributions paid to stockholders	(1,357,000)	(1,362,000)
Net cash provided by financing activities	105,000	7,693,000
Net increase in cash and cash equivalents	2,043,000	7,237,000
Cash and cash equivalents - beginning of period	34,921,000	22,801,000
Cash and cash equivalents - end of period	$36,964,000	$30,038,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,057,000	$3,493,000
Cash paid for income taxes	$-	$35,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,423,000	$1,431,000
Distributions reinvested	$92,000	$88,000
Reclassification of construction in progress to assets placed in service	$13,933,000	$-
Accrued additions to real estate	$313,000	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of March 31, 2017, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 10), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 10), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of March 31, 2017, the Investor owns 57.8% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

For more information regarding our significant accounting policies and estimates, please refer to “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2016 Annual Report on Form 10-K, as filed with the SEC.

Recent Accounting Pronouncements

Pending accounting standards

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, “Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, which defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exception to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new standard is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We do not anticipate early adoption, however, we are evaluating the impact of adopting ASU 2017-05 on our consolidated financial statements.

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

Interest revenue on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. For the three months ended March 31, 2017, interest revenue from the real estate note receivable was $0.7 million. Interest revenue is recorded as a component of tenant reimbursements and other income in the condensed consolidated statement of operations. As of March 31, 2017, the borrower had made draws on the Georgetown Loan totaling $36.9 million, and the remaining commitment from the Company is approximately $5.0 million.

4. Investments in Real Estate

As of March 31, 2017, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress (1)	Intangible Lease Assets
Cost	$48,146,000	$455,819,000	$22,241,000	$-	$28,744,000
Accumulated depreciation and amortization	-	(48,844,000)	(8,580,000)	-	(24,004,000)
Net	$48,146,000	$406,975,000	$13,661,000	$-	$4,740,000

(1)	In January 2017, the development of Accel at Golden was completed. The lease commenced on January 5, 2017 and we reclassified the construction in progress to the respective fixed asset accounts. This facility is reported in our triple-net leased segment.

As of December 31, 2016, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$48,146,000	$440,985,000	$20,579,000	$13,933,000	$28,739,000
Accumulated depreciation and amortization	-	(45,485,000)	(7,987,000)	-	(23,906,000)
Net	$48,146,000	$395,500,000	$12,592,000	$13,933,000	$4,833,000

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the three months ended March 31, 2017 and 2016 was approximately $3.9 million and $3.6 million, respectively. Amortization associated with intangible assets for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively.

Estimated amortization for April 1, 2017 through December 31, 2017 and each of the subsequent years is as follows:

Intangible Assets
April 1, 2017 - December 31, 2017	$292,000
2018	389,000
2019	296,000
2020	296,000
2021	291,000
2022 and thereafter	3,176,000
$4,740,000

The estimated useful lives for intangible assets range from approximately two to twenty years. As of March 31, 2017, the weighted-average amortization period for intangible assets was 17 years.

5. Investments in Unconsolidated Entities

As of March 31, 2017, the Company owns interest in one entity that is accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%

(1)	This entity is not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated entity. As of December 31, 2015, the Company’s carrying value of the investment in Physicians Center MOB reached zero and we discontinued applying the equity method of accounting. Since January 1, 2016, monthly distributions are recorded as a component of equity in (income) loss from unconsolidated entities in the condensed consolidated statement of operations.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	March 31, 2017 (1)	December 31, 2016
Cash and cash equivalents	$254,000	$688,000
Investments in real estate, net	7,531,000	22,747,000
Other assets	710,000	721,000
Total assets	$8,495,000	$24,156,000

Notes payable, net	$8,680,000	$23,193,000
Accounts payable and accrued liabilities	57,000	289,000
Other liabilities	237,000	454,000
Total stockholders’ equity	(479,000)	220,000
Total liabilities and equity	$8,495,000	$24,156,000

	Three Months Ended March 31,
	2017 (1)	2016
Total revenues	$860,000	$1,205,000
Net loss	54,000	(20,000)
Company’s equity in loss from unconsolidated entities	27,000	(116,000)

(1)	On February 2, 2017 the Company sold its interest in the joint venture entity Buffalo Crossings, which resulted in cash proceeds of $2.0 million. The Company recorded a gain of $1.5 million in the quarter ended March 31, 2017. The Company’s equity in loss from Buffalo Crossings is included in the condensed consolidated statement of operations through the date of the sale.

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

As of March 31, 2017, we had acquired twenty-seven wholly-owned assisted-living facilities and formed twenty-nine wholly-owned TRSs, which includes a Master TRS that consolidates our wholly-owned TRSs. Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would establish a valuation allowance which would reduce the provision for income taxes.

The Master TRS recognized a $0.1 million benefit and a $0.6 million benefit for federal and state income taxes in the three months ended March 31, 2017 and 2016, respectively. Net deferred tax assets related to the TRS entities totaled approximately $7.8 million at March 31, 2017 and $7.7 million at December 31, 2016, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. At March 31, 2017, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $1.9 million, which, if unused, begin to expire in 2035. Realization of these deferred tax assets is dependent in part upon generating sufficient taxable income in future periods. We have not recorded a valuation allowance against our deferred tax assets as of March 31, 2017, as we have determined the future taxable income from the operations of the TRS entities are expected to be sufficient to recover the deferred tax assets. In addition, we have the ability and intent, if needed, to trigger certain tax planning strategies that would result in sufficient taxable income to recover the deferred tax assets.

7. Segment Reporting

As of March 31, 2017, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated

Rental revenue	$20,437,000	$2,738,000	$208,000	$23,383,000
Resident services and fee income	8,233,000	-	-	8,233,000
Tenant reimbursements and other income	1,006,000	250,000	80,000	1,336,000
	29,676,000	2,988,000	288,000	32,952,000
Property operating and maintenance expenses	21,294,000	254,000	77,000	21,625,000
Net operating income	$8,382,000	$2,734,000	$211,000	$11,327,000
General and administrative				1,599,000
Asset management fees				929,000
Depreciation and amortization				4,033,000
Interest expense, net				4,322,000
Change in fair value of contingent consideration				-
Equity in income from unconsolidated entities				(22,000)
Gain on disposition of investment in unconsolidated entity				(1,534,000)
Income tax benefit				(98,000)
Net income				$2,098,000
Preferred return to series B preferred OP units and other noncontrolling interests				3,027,000
Net loss attributable to common stockholders				$(929,000)

	Three Months Ended March 31, 2016
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated

Rental revenue	$19,923,000	$2,329,000	$205,000	$22,457,000
Resident services and fee income	8,355,000	-	-	8,355,000
Tenant reimbursements and other income	720,000	205,000	77,000	1,002,000
	28,998,000	2,534,000	282,000	31,814,000
Property operating and maintenance expenses	20,195,000	211,000	80,000	20,486,000
Net operating income	$8,803,000	$2,323,000	$202,000	$11,328,000
General and administrative				691,000
Asset management fees				983,000
Depreciation and amortization				3,793,000
Interest expense, net				3,848,000
Change in fair value of contingent consideration				177,000
Equity in loss from unconsolidated entities				60,000
Gain on disposition of investment in unconsolidated entity				-
Income tax benefit				(602,000)
Net income				$2,378,000
Preferred return to series B preferred OP units and other noncontrolling interests				2,712,000
Net loss attributable to common stockholders				$(334,000)

The following table reconciles the segment activity to consolidated financial position as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Assets
Investment in real estate:
Senior living operations	$410,519,000	$410,007,000
Triple-net leased properties	92,874,000	92,112,000
Medical office building properties	6,985,000	7,066,000
Total reportable segments	$510,378,000	$509,185,000
Reconciliation to consolidated assets:
Cash and cash equivalents	36,964,000	34,921,000
Investment in unconsolidated entities	-	493,000
Tenant and other receivables, net	7,655,000	5,949,000
Deferred costs and other assets	9,507,000	9,973,000
Restricted cash	7,119,000	7,777,000
Goodwill	5,965,000	5,965,000
Total assets	$577,588,000	$574,263,000

As of March 31, 2017 and December 31, 2016, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

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

As of March 31, 2017, the estimated fair value of the contingent consideration related to the Sumter Grand and Armbrook Village acquisitions is $5.4 million, which represents a change in fair value of $0.0 million for the three months ended March 31, 2017. A change in fair value of contingent consideration is recorded when a change in the projected timing to achieve certain specified net operating income thresholds occurs for the Sumter Grand and Armbrook Village properties. The liabilities are included in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets.

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

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $372.0 million and $369.2 million, compared to the carrying values of $373.7 million ($369.8 million, net of discount and deferred financing costs) and $370.1 million ($366.1 million, net of discount and deferred financing costs) at March 31, 2017 and December 31, 2016, respectively.

There were no transfers between Level 1 or 2 during the three months ended March 31, 2017.

9. Notes Payable

Notes payable were $373.7 million ($369.8 million, net of discount and deferred financing costs) and $370.1 million ($366.1 million, net of discount and deferred financing costs) as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we had total secured mortgage loans with effective interest rates ranging from 2.80% to 6.43% per annum and a weighted average effective interest rate of 4.29% per annum. As of March 31, 2017, notes payable consisted of $221.4 million of fixed rate debt, or approximately 59% of notes payable, at a weighted average interest rate of 4.79% per annum and $152.3 million of variable rate debt, or approximately 41% of notes payable, at a weighted average interest rate of 3.57% per annum. As of December 31, 2016, we had $219.6 million of fixed rate debt, or 59% of notes payable, at a weighted average interest rate of 4.78% per annum and $150.5 million of variable rate debt, or 41% of notes payable, at a weighted average interest rate of 3.41% per annum.

On March 31, 2017, in connection with the Note secured by Rome LTACH dated December 18, 2009, the Company entered into a Third Modification Agreement (“Modification”) to extend the maturity date of the Note to March 31, 2020. The remaining terms of the note remain unchanged.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Any violation of financial covenants under the loans would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan. As of March 31, 2017, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for April 1, 2017 to December 31, 2017 and each of the subsequent years is as follows:

Year	Principal Amount
April 1, 2017 - December 31, 2017	$2,817,000
2018	29,008,000
2019	133,545,000
2020	66,731,000
2021	18,525,000
2022 and thereafter	123,065,000
$373,691,000
Less: Deferred financing costs	3,762,000
Less: Discount	151,000
$369,778,000

Interest Expense and Deferred Financing Cost

For the three months ended March 31, 2017 and 2016, the Company incurred interest expense, including amortization of deferred financing costs of $4.3 million and $3.8 million, respectively. As of March 31, 2017 and December 31, 2016, the Company’s net deferred financing costs were approximately $3.8 million and $3.9 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Series C Preferred Stock. As of March 31, 2017 and December 31, 2016, including distributions reinvested, we had issued approximately 13.4 million shares and 13.4 million shares of common stock for a total of approximately $133.7 million and $133.5 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At March 31, 2017, no securities remain issuable under the KKR Equity Commitment.

As of March 31, 2017 and December 31, 2016 we had issued 1,000 shares of Series C Preferred Stock and 1,586,260 Series B Preferred Units to the Investor for a total commitment of $158.7 million, respectively. As of March 31, 2017, the Company has received $158.0 million of the total commitment and $0.7 million of equity remains to be funded under the KKR Equity Commitment which will be drawn by the Company to fund the Georgetown Loan. For the three months ended March 31, 2017, the Company received $1.1 million of proceeds from the Investor related to previously issued Series B Preferred Units. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 shares of the Company’s common stock, as of March 31, 2017 and December 31, 2016.

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

After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three months ended March 31, 2017 and 2016, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.9 million and $2.6 million, respectively.

Distributions Available to Common Stockholders

The following are the distributions declared on our common stock during the three months ended March 31, 2017 and 2016:

	Distribution Declared (1)(2)			Cash Flow from
Period	Cash	Reinvested (3)	Total	Operations
First quarter 2016	$1,342,000	$89,000	$1,431,000	$6,871,000
First quarter 2017	1,329,000	94,000	1,423,000	4,541,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the three months ended March 31, 2017 and 2016.

(3)	On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”) pursuant to which our stockholders can elect to have their cash distributions reinvested in shares of our common stock. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014 , DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value. As of March 31, 2017 and December 31, 2016, 649,451 and 642,075 shares, respectively, had been issued under the distribution reinvestment plan.

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

On August 31, 2016 the board of directors adopted a Regular Quarterly Dividend Policy (the “Dividend Policy”), which documents the circumstances under which the board of directors may increase the regular quarterly dividend that may be paid to holders of the common stock of the Company (the “Regular Quarterly Dividend Rate”) from its current level of $0.125 per share without the consent of the Investor. The Dividend Policy provides that the Company may maintain the Regular Quarterly Dividend Rate at the current level and that the Company may also elect to reduce the Regular Quarterly Dividend Rate in its discretion. The policy expires on August 31, 2019.

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

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net (loss) income per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of March 31, 2017 there were 1,586,260 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

12. Related Party Transactions

Advisory Relationship with the Advisor

We have been party to an Advisory Agreement with the Advisor since January 1, 2012. The Advisory Agreement has been renewed since 2012 for additional one-year terms commencing on January 1, 2013, January 1, 2014, January 1, 2015, January 1, 2016, and January 1, 2017, however, certain provisions of the Advisory Agreement have been amended as a result of the execution on February 10, 2013 of a Transition to Internal Management Agreement which was subsequently amended in April 2014, February 2015 and February 2017 (as amended, the “Transition Agreement”) with the Advisor and the Investor.

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

The Advisory Agreement with our Advisor and the terms of the Transition Agreement are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016.

The fees payable to the Advisor under the advisory agreement for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Asset Management Fees	$929,000	$983,000

The Transition Agreement limits the amount of the fees payable under the Advisory Agreement. Specifically, notwithstanding the provisions of the Advisory Agreement, acquisition fees, financing coordination fees, asset management fees, property management and leasing fees, and disposition fees payable under the Advisory Agreement (collectively, the “Advisory Agreement Fees”) are limited to (1) $3.2 million plus an excess amount (the “Excess Amount”) of $3.6 million during the period from February 11, 2017 through February 10, 2018, and (2) $3.2 million plus any remaining portion of the Excess Amount during the period from February 11, 2018 through February 10, 2019. The maximum aggregate amount of such fees payable to the Advisor during these periods under the caps (the “Maximum Fee Amount”) will be $10.0 million.

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

For the four fiscal quarters ended March 31, 2017, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represent, in the aggregate, approximately, 57.8% of the outstanding shares of common stock as of March 31, 2017.

As of March 31, 2017, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,260 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of March 31, 2017 no Series B Preferred Units remain issuable under the KKR Equity Commitment.

The terms of the KKR Equity Commitment are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016

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

14. Subsequent Events

Merger Agreement

On May 3, 2017, the Company and the Operating Partnership (together, the “Company Parties”), KAREP Master JV, LLC (“Parent”), KAREP Acquisitions Vehicle, LLC, a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, the “Parent Parties”) and the Advisor, solely in its capacity as the Stockholders’ Representative (as defined in the Merger Agreement), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will be merged with and into Merger Sub (the “Merger”). Upon completion of the Merger, the separate existence of the Company will cease, with Merger Sub surviving the Merger (as the surviving entity in the Merger, the “Surviving Entity”).

At the effective time of the Merger (the “Effective Time”), (A) each share of Company common stock issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive (i) in cash an amount per share equal to the Common Cash Merger Consideration (as defined in the Merger Agreement), without any interest thereon and subject to any applicable withholding tax and (ii) one Contingent Value Right (as defined below), and (B) each share of preferred stock of the Company issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive in cash an amount per share equal to the Liquidation Preference Amount (as defined in the Merger Agreement) payable in respect of such share of preferred stock, without any interest thereon and subject to any applicable withholding tax. In addition, immediately after the Effective Time, the Operating Partnership will redeem all Series B Preferred Units not held by the Operating Partnership or the Surviving Entity, for the Aggregate Cash OP Series B Preferred Units Consideration (as defined in the Merger Agreement) and Contingent Value Rights, in each case as determined in accordance with the Merger Consideration Allocation Agreement entered into as of the date of the Merger Agreement and described below.

Under the terms of the Merger Agreement, each issued and outstanding share of the Company’s common stock will receive: (i) no less than $14.37 per share in cash at the closing of the Merger; (ii) up to an additional $0.55 per share in cash at the closing of the Merger based upon final pricing calculations pursuant to the terms of the Merger Agreement; and (iii) one Contingent Value Right for each share of the company’s common stock held. The Contingent Value Right represents a proportionate interest in up to an additional $8.76 million (subject to certain increases under the terms of the Merger Agreement) that could be released at various times from the closing of the Merger until three years after the closing of the Merger, with such amount being subject to reduction as a result of certain indemnification rights of the Parent Parties under the Merger Agreement. The resulting range of total cash consideration to be received by the holders of the Company’s common stock following the closing of the Merger is between $14.37 and $15.21 per share (subject to certain increases under the terms of the Merger Agreement).

At the closing of the Merger, Parent, the Advisor, solely in its capacity as the Stockholders’ Representative, and Phoenix Transfer, Inc., as rights agent and initial registrar (“Rights Agent”), will enter into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”) which provides for distribution by the Rights Agent of the amounts released, if any, from the Indemnity Escrow Fund and the Representative Fund (as defined in the Merger Agreement) for distribution to the holders of Contingent Value Rights. As described above, at the closing of the Merger, Parent will issue to each holder of common stock one contingent value right (“Contingent Value Right”) for each share of common stock held immediately prior to the Effective Time. Parent will also issue a number of Contingent Value Rights to the Investor as the sole holder of Series B Preferred Units, and the Advisor (in its capacity as the Company’s external advisor), such that each holds 57.78% and 4.22%, respectively, of the aggregate number of Contingent Value Rights issued.

The Company and the Parent Parties each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by the Company to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger.

The consummation of the Merger is subject to certain closing conditions.

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $14,640,269. In certain other circumstances, Parent will be required to pay the Company a termination payment of $25,000,000 if Parent fails or is unable to consummate the Merger.

Merger Consideration Allocation Agreement

Simultaneously with the execution of the Merger Agreement, the Company, the Operating Partnership, the Investor, the Advisor and Parent entered into that certain Merger Consideration Allocation Agreement (the “Merger Consideration Allocation Agreement”) which confirmed, among other things, the (1) amount the Investor will receive as consideration for all of its outstanding Series B Preferred Units and the mechanism for how such units will be redeemed; (2) amounts the Investor will receive as consideration for all of its outstanding Series C Preferred Stock; (3) amounts the Advisor will be entitled to receive in connection with the consummation of the Merger and termination of the Advisory Agreement (as defined therein); and (4) allocation of Contingent Value Rights among the holders of Company Common Stock, the Investor and the Advisor. In connection therewith, pursuant to the Operating Partnership Agreement, dated as of August 5, 2013 (as amended on December 22, 2014 and August 31, 2016), and the IRA (as defined below), the Investor consented to the transactions contemplated by the Merger Agreement for all purposes thereunder and agreed to the treatment of the Series B Preferred Units as contemplated by the Merger Agreement.

In addition, the Investor and the Company Parties agreed that upon the Effective Time, the Securities Purchase Agreement, dated as of February 10, 2013, among the Company, the Operating Partnership and the Investor, as amended, and the Investor Rights Agreement, dated as of February 10, 2013, among the Investor, the Company and the Operating Partnership, as amended (the “IRA”), shall each be terminated and shall have no further force or effect. In addition, the Company and the Advisor agreed that effective as of the Effective Time, that certain Advisory Agreement, dated as of January 1, 2013 (as amended by that certain Transition to Internal Management Agreement (as amended by those certain Amendments No. 1, No. 2, No. 3 and No. 4 to Transition to Internal Management Agreement), shall be terminated and shall have no further force or effect.

For more information regarding the Merger, the Merger Agreement and the transactions contemplated thereby, see the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017.

Suspension of Distribution Reinvestment Plan

In connection with the Company’s entry into the Merger Agreement, on May 3, 2017, the board of directors approved the suspension of the Company’s distribution reinvestment plan, which suspension will be effective May 13, 2017. As a result, any future distributions paid by the Company will be paid in cash and not reinvested in shares of Company Common Stock. The board of directors may in the future reinstate the distribution reinvestment plan, although there is no assurance as to if or when this will happen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:

•	our ability to consummate the proposed merger transaction on a timely basis or at all and the satisfaction of the conditions precedent to consummation of the proposed transaction;

•	unanticipated difficulties, expenditures or legal proceedings relating to the proposed merger and other transactions contemplated by the merger agreement;

•	changes in international and local economic conditions in the real estate and healthcare markets specifically;

•	legislative and regulatory changes impacting the healthcare industry, including the implementation of the healthcare reform legislation enacted in 2010;

•	legislative and regulatory changes impacting real estate investment trusts, or REITs, including their taxation;

•	volatility or uncertainty in capital markets, including the availability of debt and equity capital;

•	changes in interest rates;

•	competition in the real estate industry;

•	the supply and demand for operating properties in our market areas; and

•	changes in accounting principles generally accepted in the United States of America, or GAAP.

Pending Merger

See Note 14 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein for a discussion of the pending merger transaction to which the Company and the Operating Partnership are parties. The Merger is expected to close in the third quarter of 2017, although closing is subject to various conditions. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of the parties to the Merger Agreement. Therefore, we cannot provide any assurance that the Merger will close in a timely manner or at all.

Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on acquiring new assets and raising additional capital. We have incurred and will incur a variety of merger-related costs which while not recurring in nature will not be recoverable if the Mergers are not consummated.

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

As of March 31, 2017, we had issued and outstanding 11,538,992 shares of common stock and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of March 31, 2017 the Operating Partnership had issued and outstanding 11,558,992 Common Units, 1,000 Series A Preferred Units, and 1,586,260 Series B Preferred Units.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Results of Operations

As of March 31, 2017, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

As of March 31, 2017, we owned or had joint venture interests in 34 properties. These properties included 27 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, five operating healthcare facilities, which comprise our triple-net leased segment, and one facility held as an unconsolidated entity. As of March 31, 2016, we owned or had joint venture interests in 34 properties. These properties included 26 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, one in-development facility, and two facilities held as unconsolidated entities. In the three months ended March 31, 2017 the Company sold its interest in the unconsolidated entity Buffalo Crossing and Accel at Golden completed its development.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$8,382,000	$8,803,000	$(421,000)	(5)%
Triple-net leased properties	2,734,000	2,323,000	411,000	18%
Medical office building properties	211,000	202,000	9,000	4%
Total portfolio net operating income	$11,327,000	$11,328,000	$(1,000)	0%

Reconciliation to net income:
Net operating income, as defined (1)	$11,327,000	$11,328,000	$(1,000)	0%
Other (income) expense:
General and administrative	1,599,000	691,000	908,000	131%
Asset management fees	929,000	983,000	(54,000)	(5)%
Depreciation and amortization	4,033,000	3,793,000	240,000	6%
Interest expense, net	4,322,000	3,848,000	474,000	12%
Change in fair value of contingent consideration	-	177,000	(177,000)	(100)%
Equity in (income) loss from unconsolidated entities	(22,000)	60,000	(82,000)	(137)%
Gain on disposition of investment in unconsolidated entity	(1,534,000)	-	(1,534,000)	100%
Income tax benefit	(98,000)	(602,000)	504,000	(84)%
Net income	$2,098,000	$2,378,000	$(280,000)	(12)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended March 31, 2017 decreased to $8.4 million from $8.8 million for the three months ended March 31, 2016 due to a decrease in gross margin in our senior living operations segment. This decrease is primarily driven by lower occupancy for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, in addition to an increase in operating expenses, mainly attributable to property level payroll. Net operating income for the senior living operations segment also decreased due to the acquisition of Spring Village at Essex in the fourth quarter of 2016. This property is currently in lease-up and has an operating deficit for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$20,437,000	$19,923,000	$514,000	3%
Resident services and fee income	8,233,000	8,355,000	(122,000)	(1)%
Tenant reimbursement and other income	1,006,000	720,000	286,000	40%
Less:
Property operating and maintenance expenses	21,294,000	20,195,000	1,099,000	5%
Total portfolio net operating income	$8,382,000	$8,803,000	$(421,000)	(5)%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Net operating income for the three months ended March 31, 2017 increased to $2.7 million from $2.3 million for the three months ended March 31, 2016 primarily as a result of the opening of Accel at Golden in January 2017.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$2,738,000	$2,329,000	$409,000	18%
Tenant reimbursement and other income	250,000	205,000	45,000	22%
Less:		-
Property operating and maintenance expenses	254,000	211,000	43,000	20%
Total portfolio net operating income	$2,734,000	$2,323,000	$411,000	18%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months ended March 31, 2017 of $0.2 million was comparable to net operating income for the three month period ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$208,000	$205,000	$3,000	1%
Tenant reimbursement and other income	80,000	77,000	3,000	4%
Less:
Property operating and maintenance expenses	77,000	80,000	(3,000)	(4)%
Total portfolio net operating income	$211,000	$202,000	$9,000	4%

Unallocated (expenses) income

General and administrative expenses increased to $1.6 million for the three months ended March 31, 2017 from $0.7 million for the three months ended March 31, 2016. The increase was primarily due to $1.0 million in costs incurred during the three months ended March 31, 2017 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value and professional fees incurred in connection with the proposed Merger.

Asset management fees for the three months ended March 31, 2017 of $1.0 million was comparable to the three months ended March 31, 2016.

Depreciation and amortization for the three months ended March 31, 2017 increased to $4.0 million from $3.8 million for the three months ended March 31, 2016 as a result of the acquisition of Spring Village at Essex in the fourth quarter of 2016, in addition to routine capital expenditures of approximately $1.6 million placed in service subsequent to the first quarter of 2016.

Interest expense, net, for the three months ended March 31, 2017 increased to $4.3 million from $3.8 million for the three months ended March 31, 2016 primarily as a result of the debt incurred related to Georgetown, Spring Village at Essex and Accel at Golden in 2016 and the first quarter of 2017.

The Company recognized income from unconsolidated entities of $0.1 million for the three months ended March 31, 2017 compared to a loss recognized of $0.1 million for three months ended March 31, 2016. The Company’s allocation of income from unconsolidated entities relates to distributions received from the operations of Physicians Center MOB, offset by the Company’s allocation of loss from Buffalo Crossings through the date of sale.

The Company recognized a gain on the sale of an unconsolidated entity of $1.5 million for the three months ended March 31, 2017 as a result of the sale of the interest held in Buffalo Crossings on February 2, 2017.

The income tax benefit decreased to $0.1 million for the three months ended March 31, 2017 from $0.6 million for the three months ended March 31, 2016. The decrease was primarily due to the decrease in net operating income at the Master TRS level.

Liquidity and Capital Resources

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The purchase price for shares offered pursuant to the DRIP offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016, DRIP offering shares were offered at $12.45, which is our most recent estimated per-share value. On May 3, 2017, in connection with the Company’s entry into the Merger Agreement, our board of directors approved the suspension of the DRIP offering, which will be effective May 13, 2017.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At March 31, 2017, the Company has received $158.0 million of the total commitment and $0.7 million of equity remains to be funded in connection with the Georgetown Loan. No securities remain issuable under the KKR Equity Commitment.

As of March 31, 2017, we had issued and outstanding 11,538,992 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of March 31, 2017 the Operating Partnership had issued and outstanding 11,558,992 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,260 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of March 31, 2017, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued and outstanding Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

As discussed in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this report, the Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants to conduct our business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the merger. Until the pending merger closes, or the Merger Agreement is terminated, we will be subject to various restrictions under the Merger Agreement on raising additional capital, funding capital expenditures, issuing additional equity or debt, repurchasing equity, and entering into certain acquisitions and dispositions, among other restrictions.

We expect that primary sources of capital will include net cash flows from operations, net proceeds from preferred units of partnership interest in our Operating Partnership committed and funded in accordance with the terms of the KKR Equity Commitment, and, subject to restrictions under the Merger Agreement, debt financing. We expect that, subject to restrictions under the Merger Agreement, our primary uses of capital will be for real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

We intend to own our stabilized properties with low to moderate levels of debt financing. We incur moderate to high levels of indebtedness when acquiring development or value-added properties and possibly other real estate investments. For our stabilized core plus properties, our long-term goal is to use low to moderate levels of debt financing with leverage ranging from 50% to 65% of the value of the asset. For development and value-added properties, our goal is to acquire and develop or redevelop these properties using moderate to high levels of debt financing with leverage ranging from 65% to 75% of the cost of the asset. Once these properties are developed, redeveloped and stabilized with tenants, we will reduce the levels of debt to fall within the loan to value target debt ranges appropriate for core properties. While we seek to fall within the outlined targets on a portfolio basis, for any specific property we may exceed these estimates. To the extent we do not have sufficient proceeds to repay debt financing down to the target ranges within a reasonable time as determined by our board of directors, we will, subject to restrictions under the Merger Agreement, endeavor to raise additional equity or sell properties to repay such debt so that we will own our properties with low to moderate levels of permanent financing. In the event that we are unable to raise additional equity, our ability to diversify our investments may be diminished.

One of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of March 31, 2017, our notes payable were $373.7 million ($369.8 million, net of discount and deferred financing costs).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Any violation of financial covenants under our loans could constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, at its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce any loan guarantees by the Company of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan. As of March 31, 2017, we were in compliance with all such covenants and requirements.

As of March 31, 2017, we had approximately $37.0 million in cash and cash equivalents on hand. Our liquidity will increase, by reducing the amount of dividends to be paid in cash, if we receive excess loan proceeds in connection with refinancing, and increased cash flows from operations. Our liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the three months ended March 31, 2017 and 2016 were $4.5 million and $6.9 million, respectively. The decrease in cash flows from operations was primarily due to the timing of cash receipts and payments.

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were $2.6 million and $7.3 million, respectively. The 2017 cash flows used in investing activities relates to the continued funding of the Accel at Golden development and the Georgetown Loan, offset by the proceeds from the disposition of our investment in Buffalo Crossings. The 2016 cash flows used in investing activities also relates to the funding of the Accel at Golden development and the Georgetown Loan.

Cash flows provided by financing activities for the three months ended March 31, 2017 and 2016 were $0.1 million and $7.7 million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and proceeds of notes payable in the first quarters of 2017 and 2016. During the three months ended March 31, 2017, the Company received $1.1 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $4.3 million related to the Georgetown Loan and Accel at Golden. These proceeds were offset by the distributions paid to stockholders of $1.4 million and distributions paid to noncontrolling interests of $3.1 million. During the three months ended March 31, 2016, the Company received $10.7 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and proceeds from notes payable of $2.0 million related to the Accel at Golden development. These proceeds were offset by the distributions paid to stockholders of $1.4 million and distributions paid to noncontrolling interests of $2.8 million.

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

Subject to restrictions under the Merger Agreement, potential future sources of capital include proceeds from future equity offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.

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

Our calculations of FFO and MFFO for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(929,000)	$(334,000)
Adjustments:
Real estate depreciation and amortization	4,033,000	3,793,000
Joint venture depreciation and amortization	85,000	132,000
Gain on sale of investments in unconsolidated entity	(1,534,000)	-
Funds from operations (FFO)	1,655,000	3,591,000
Adjustments:
Straight-line rent and above/below market lease amortization	(198,000)	(168,000)
Change in fair value of contingent consideration	-	177,000
Modified funds from operations (MFFO)	1,457,000	3,600,000

Weighted average shares	11,537,200	11,508,316

FFO per weighted average shares	$0.14	$0.31
MFFO per weighted average shares	$0.13	$0.31

Distributions Available to Common Stockholders

Commencing with the declaration of distribution for daily record dates occurring in the second quarter of 2013 and thereafter, our board of directors has declared distributions in amounts per share that, if declared and paid each day for a 365-day period, would equate to an annualized rate of $0.50 per share (5.00% based on share price of $10.00).

On August 31, 2016, the board of directors adopted a Regular Quarterly Dividend Policy (the “Dividend Policy”), which documents the circumstances under which the board of directors may increase the regular quarterly dividend that may be paid to holders of the common stock of the Company (the “Regular Quarterly Dividend Rate”) from its current level of $0.125 per share without the consent of the Investor. The Dividend Policy provides that the Company may maintain the Regular Quarterly Dividend Rate at the current level and that the Company may also elect to reduce the Regular Quarterly Dividend Rate in its discretion. The policy expires on August 31, 2019.

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

	Distributions Declared (1)			Distributions	Cash Flows from	Net
Period	Cash	Reinvested	Total	Paid	Operations	Income
First quarter 2016	$1,342,000	$89,000	$1,431,000	$1,362,000	$6,871,000	$2,378,000
First quarter 2017	1,329,000	94,000	1,423,000	1,357,000	4,541,000	2,098,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the three months ended March 31, 2017, we declared distributions, including distributions reinvested, aggregating approximately $1.4 million to our stockholders. The distributions declared in the first quarter of 2017 to be reinvested in the Company’s common stock resulted in 7,376 shares of common stock being issued in April 2017. FFO for the three months ended March 31, 2017 was approximately $1.7 million and cash flow from operations was approximately $4.5 million. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts, which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of March 31, 2017, we had approximately $152.3 million of variable rate debt, the majority of which is at a rate tied to short term LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.5 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Other than as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 17, 2017.

The risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 are updated by adding the risk factors below which we are including in this report as a result of our entering into the Merger Agreement on May 3, 2017, as further described above:

There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.

The Merger is currently expected to close by the end of the third quarter of 2017, assuming that all of the conditions in the Merger Agreement are satisfied or waived. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of the parties to the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.

Failure to complete the Merger in a timely manner or at all could negatively affect our future business and financial results and the value of our stock.

Delays in completing the Merger or the failure to complete the Merger at all could negatively affect our future business and financial results. If the Merger is not completed for any reason, we will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger, any of which could materially adversely affect our business, financial condition, results of operations and the value of our stock.

The pendency of the Merger could adversely affect our business and operations.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and selling assets, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the merger may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for management.

Item 6.	Exhibits

Ex.	Description
2.1

Agreement and Plan of Merger, dated as of May 3, 2017, by and among the Registrant, Sentio Healthcare Properties OP, L.P., KAREP Master JV, LLC, KAREP Acquisitions Vehicle, LLC, and Sentio Investments, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on May 4, 2017).

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
10.1

Merger Consideration Allocation Agreement, dated as of May 3, 2017, by and among KAREP Master JV, LLC, the Registrant, Sentio Healthcare Properties OP, L.P., Sentio Investments, LLC and Sentinel RE Investment Holdings LP (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 4, 2017).

10.2

Amendment No. 4 to the Transition to Internal Management Agreement, entered into on February 9, 2017, between the Registrant, Sentio Healthcare Properties OP, L.P., Sentinel RE Investment Holdings, LP, and Sentio Investments, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K filed on March 17, 2017).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2017.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ SPENCER A. SMITH
Spencer A. Smith
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Principal Accounting Officer)

