Form 10-Q
period 2017-06-30
Sentio Healthcare Properties Inc
filed 2017-08-11
CIK 1378774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 9, 2017, there were 11,546,503 shares of common stock of Sentio Healthcare Properties, Inc. outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

FORM 10-Q

SENTIO HEALTHCARE PROPERTIES, INC.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,958,000	$34,921,000
Investments in real estate:
Land	48,146,000	48,146,000
Buildings and improvements, net	404,105,000	395,500,000
Furniture, fixtures and vehicles, net	13,432,000	12,592,000
Construction in progress	-	13,933,000
Intangible lease assets, net	4,642,000	4,833,000
Total investment in real estate	470,325,000	475,004,000
Real estate note receivable	39,380,000	34,181,000
Investment in unconsolidated entities	-	493,000
Tenant and other receivables, net	6,939,000	5,949,000
Deferred costs and other assets	9,145,000	9,973,000
Restricted cash	6,663,000	7,777,000
Goodwill	5,965,000	5,965,000
Total assets	$573,375,000	$574,263,000

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$372,073,000	$366,097,000
Accounts payable and accrued liabilities	13,416,000	15,783,000
Prepaid rent and security deposits	5,170,000	5,204,000
Distributions payable	1,439,000	1,449,000
Total liabilities	392,098,000	388,533,000
Equity:
Series C Preferred Stock, $0.01 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.01 par value; 580,000,000 shares authorized; 11,546,503 and 11,531,615 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	115,000	115,000
Additional paid-in capital	53,302,000	55,979,000
Accumulated deficit	(29,073,000)	(25,782,000)
Total stockholders' equity	24,344,000	30,312,000
Noncontrolling interests:
Series B convertible preferred OP units	152,778,000	151,080,000
Other noncontrolling interest	4,155,000	4,338,000
Total equity	181,277,000	185,730,000
Total liabilities and equity	$573,375,000	$574,263,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$23,757,000	$22,312,000	$47,140,000	$44,769,000
Resident fees and services	8,164,000	8,087,000	16,397,000	16,442,000
Tenant reimbursements and other income	1,560,000	2,379,000	2,896,000	3,381,000
	33,481,000	32,778,000	66,433,000	64,592,000
Expenses:
Property operating and maintenance	21,900,000	20,562,000	43,526,000	41,048,000
General and administrative	3,943,000	405,000	5,542,000	1,096,000
Asset management fees	1,679,000	1,696,000	2,608,000	2,679,000
Depreciation and amortization	4,068,000	5,161,000	8,101,000	8,954,000
	31,590,000	27,824,000	59,777,000	53,777,000
Income from operations	1,891,000	4,954,000	6,656,000	10,815,000

Other (income) expense:
Interest expense, net	4,439,000	3,791,000	8,761,000	7,632,000
Change in fair value of contingent consideration	(3,699,000)	129,000	(3,699,000)	306,000
Equity in (income) loss from unconsolidated entities	(50,000)	68,000	(72,000)	128,000
Gain on disposition of investment in unconsolidated entity	-	-	(1,534,000)	-
Net income before income taxes	1,201,000	966,000	3,200,000	2,749,000
Income tax expense (benefit)	535,000	(298,000)	437,000	(900,000)
Net income	666,000	1,264,000	2,763,000	3,649,000
Preferred return to Series B preferred OP units	2,886,000	2,706,000	5,760,000	5,322,000
Net income attributable to other noncontrolling interests	143,000	198,000	294,000	296,000
Net loss attributable to common stockholders	$(2,363,000)	$(1,640,000)	$(3,291,000)	$(1,969,000)

Basic and diluted weighted average number of common shares	11,544,678	11,515,846	11,539,600	11,510,737
Basic and diluted net loss per common share attributable to common stockholders	$(0.20)	$(0.14)	$(0.29)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2017

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of shares	Stock Par Value	Number of Shares	Stock Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total

BALANCE - December 31, 2016	1,000	$-	11,531,615	$115,000	$55,979,000	$(25,782,000)	$30,312,000	$155,418,000	$185,730,000
Issuance of Common Stock	-	-	14,888	-	185,000	-	185,000	-	185,000
Issuance of Series B preferred OP Units, net	-	-	-	-	-	-	-	1,700,000	1,700,000
Distributions	-	-	-	-	(2,862,000)	-	(2,862,000)	(6,239,000)	(9,101,000)
Net (loss) income	-	-	-	-	-	(3,291,000)	(3,291,000)	6,054,000	2,763,000
BALANCE - June 30, 2017	1,000	$-	11,546,503	$115,000	$53,302,000	$(29,073,000)	$24,344,000	$156,933,000	$181,277,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,763,000	$3,649,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	505,000	500,000
Depreciation and amortization	8,101,000	8,954,000
Straight-line rent and above/below market lease amortization	(387,000)	186,000
Change in fair value of contingent consideration	(3,699,000)	306,000
Amortization of loan discount/premium	(29,000)	(29,000)
Equity in loss from unconsolidated entities	27,000	222,000
Gain on disposition of investment in unconsolidated entity	(1,534,000)	-
Bad debt expense	88,000	102,000
Deferred tax expense (benefit)	301,000	(900,000)
Changes in operating assets and liabilities:
Tenant and other receivables	(658,000)	300,000
Deferred costs and other assets	527,000	(237,000)
Restricted cash	1,026,000	438,000
Prepaid rent and tenant security deposits	(34,000)	(1,511,000)
Accounts payable and accrued expenses	1,332,000	(502,000)
Net cash provided by operating activities	8,329,000	11,478,000
Cash flows from investing activities:
Additions to real estate	(3,455,000)	(927,000)
Construction in progress	-	(4,207,000)
Real estate note receivable	(5,199,000)	(11,541,000)
Restricted cash	88,000	645,000
Proceeds from disposition of investment in unconsolidated entity	2,000,000	-
Net cash used in investing activities	(6,566,000)	(16,030,000)
Cash flows from financing activities:
Proceeds from issuance of Series B OP units, net	1,700,000	14,377,000
Proceeds from notes payable	7,124,000	7,008,000
Repayment of notes payable	(1,496,000)	(1,633,000)
Payment of contingent consideration	-	(1,777,000)
Deferred financing costs	(129,000)	(240,000)
Distributions paid to Series B preferred OP units and other noncontrolling interests	(6,239,000)	(5,638,000)
Distributions paid to stockholders	(2,686,000)	(2,704,000)
Net cash (used in) provided by financing activities	(1,726,000)	9,393,000
Net increase in cash and cash equivalents	37,000	4,841,000
Cash and cash equivalents - beginning of period	34,921,000	22,801,000
Cash and cash equivalents - end of period	$34,958,000	$27,642,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,157,000	$7,060,000
Cash paid for income taxes	$-	$164,000

Supplemental disclosure of non-cash financing and investing activities:
Distributions declared not paid	$1,439,000	$1,432,000
Distributions reinvested	$92,000	$88,000
Reclassification of construction in progress to assets placed in service	$13,933,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIO HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Sentio Healthcare Properties OP, LP, a Delaware limited partnership (the “Operating Partnership”), was formed on October 17, 2006. As of June 30, 2017, we owned 100% of the outstanding common units in the Operating Partnership and the HC Operating Partnership, LP, a subsidiary of the Operating Partnership. Pursuant to the terms of the KKR Equity Commitment (as described in Note 10), we have issued Series B Convertible Preferred Units in the Operating Partnership (“Series B Preferred Units”) to the Investor (as described in Note 10), the terms of which provide that the Investor may convert its preferred units into common units at its discretion. On an as-converted basis, as of June 30, 2017, the Investor owns 57.8% and we own the remaining interest in the Operating Partnership and the HC Operating Partnership, LP. We anticipate that we will conduct all of our operations through the Operating Partnership. Our financial statements and the financial statements of the Operating Partnership are consolidated in the accompanying condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Pending Merger

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

We expect the Merger to close on September 1, 2017, although closing is subject to various conditions. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of the parties to the Merger Agreement. Therefore, we cannot provide any assurance that the Merger will close in a timely manner or at all. Additional information regarding the Merger, the Merger Agreement and the transactions contemplated thereby is included in our Current Report on Form 8-K filed with the SEC on May 4, 2017.

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

Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our accompanying interim condensed consolidated financial statements should be read in conjunction with our audited condensed consolidated financial statements and the notes thereto included on our 2016 Annual Report on Form 10-K, as filed with the SEC.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. The amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company is evaluating the effect that ASU 2017-01 will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which enhances the presentation requirements of restricted cash. The standard aims to unify presentation and minimize the diversity in practice. These presentation changes include increased disclosures surrounding the restrictions on cash and the inclusion of the restricted cash balance in the reconciliation completed at the end of the statement of cash flows. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU 2016-18 to have a significant impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which indicates that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU will not have a significant impact on our statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This ASU retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The new guidance will be effective for the Company beginning on January 1, 2019 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on our financial statements.

In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has begun its process of assessing the impact of the guidance. To date the Company’s assessment efforts include the identification of various revenue streams within the scope of the guidance and the evaluation of certain lease contracts with tenants. Although the Company is still evaluating the revenue streams and the timing of recognition under the new model, as well as the related disclosure requirements, a significant change to our current revenue recognition policies is not expected as a substantial portion of our revenue consists of rental income from leasing arrangements, which is excluded from ASU 2014-09. The Company has not yet selected a transition method.

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

Interest revenue on the loan receivable is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks. For the three and six months ended June 30, 2017, interest revenue from the real estate note receivable was $0.8 million and $1.5 million, respectively. Interest revenue is recorded as a component of tenant reimbursements and other income in the condensed consolidated statement of operations. As of June 30, 2017, the borrower had made draws on the Georgetown Loan totaling $39.4 million, and the remaining commitment from the Company is approximately $2.5 million.

4. Investments in Real Estate

As of June 30, 2017, cost and accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress (1)	Intangible Lease Assets
Cost	$48,146,000	$456,322,000	$22,624,000	$-	$28,744,000
Accumulated depreciation and amortization	-	(52,217,000)	(9,192,000)	-	(24,102,000)
Net	$48,146,000	$404,105,000	$13,432,000	$-	$4,642,000

(1)	In January 2017, the development of Accel at Golden was completed. The lease commenced on January 5, 2017 and we reclassified the construction in progress to the respective fixed asset accounts. This facility is reported in our triple-net leased segment.

As of December 31, 2016, accumulated depreciation and amortization related to real estate assets and related lease intangibles were as follows:

	Land	Buildings and Improvements	Furniture, Fixtures and Vehicles	Construction in Progress	Intangible Lease Assets
Cost	$48,146,000	$440,985,000	$20,579,000	$13,933,000	$28,739,000
Accumulated depreciation and amortization	-	(45,485,000)	(7,987,000)	-	(23,906,000)
Net	$48,146,000	$395,500,000	$12,592,000	$13,933,000	$4,833,000

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the three months ended June 30, 2017 and 2016 was approximately $4.0 million and $3.7 million, respectively. Amortization associated with intangible assets for the three months ended June 30, 2017 and 2016 was $0.1 million and $1.5 million, respectively.

Depreciation expense associated with buildings and improvements and furniture, fixtures and vehicles for the six months ended June 30, 2017 and 2016 was approximately $7.9 million and $7.3 million, respectively. Amortization associated with intangible assets for the six months ended June 30, 2017 and 2016 was $0.2 million and $1.7 million, respectively.

Estimated amortization for July 1, 2017 through December 31, 2017 and each of the subsequent years is as follows:

Intangible Assets
July 1, 2017 - December 31, 2017	$192,000
2018	385,000
2019	292,000
2020	292,000
2021	287,000
2022 and thereafter	3,194,000
$4,642,000

The estimated useful lives for intangible assets range from approximately two to twenty years. As of June 30, 2017, the weighted-average amortization period for intangible assets was 17 years.

5. Investments in Unconsolidated Entities

As of June 30, 2017, the Company owns interest in one entity that is accounted for under the equity method of accounting:

Entity (1)	Property Type	Acquired	Investment (2)	Ownership %
Physicians Center MOB	Medical Office Building	April 2012	$-	71.9%

(1)	This entity is not consolidated because the Company exercises significant influence, but does not control or direct the activities that most significantly impact the entity’s performance.

(2)	Represents the carrying value of the Company’s investment in the unconsolidated entity. As of December 31, 2015, the Company’s carrying value of the investment in Physicians Center MOB reached zero and we discontinued applying the equity method of accounting. Since January 1, 2016, monthly distributions are recorded as a component of equity in (income) loss from unconsolidated entities in the condensed consolidated statement of operations.

Summarized combined financial information for the Company’s unconsolidated entities is as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$46,000	$688,000
Investments in real estate, net	7,772,000	22,747,000
Other assets	660,000	721,000
Total assets	$8,478,000	$24,156,000

Notes payable, net	$8,655,000	$23,193,000
Accounts payable and accrued liabilities	45,000	289,000
Other liabilities	304,000	454,000
Total stockholders’ equity	(526,000)	220,000
Total liabilities and equity	$8,478,000	$24,156,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017(1)	2016
Total revenues	$437,000	$1,334,000	$1,297,000	$2,539,000
Net income (loss)	25,000	(128,000)	78,000	(154,000)
Company’s equity in loss from unconsolidated entities	-	105,000	27,000	222,000

(1)	On February 2, 2017 the Company sold its interest in the joint venture entity Buffalo Crossings, which resulted in cash proceeds of $2.0 million. The Company recorded a gain of $1.5 million in the six months ended June 30, 2017. The Company’s equity in loss from Buffalo Crossings is included in the condensed consolidated statement of operations through the date of the sale.

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

The Master TRS recognized a $0.5 million expense and a $0.3 million benefit for federal and state income taxes in the three months ended June 30, 2017 and 2016, respectively, and a $0.4 million expense and a $0.9 million benefit for federal and state income taxes in the six months ended June 30, 2017 and 2016, respectively. Net deferred tax assets related to the TRS entities totaled approximately $7.4 million at June 30, 2017 and $7.7 million at December 31, 2016, respectively, related primarily to book and tax basis differences for straight-line rent and accrued liabilities. At June 30, 2017, the Master TRS had net operating loss carryforwards for federal income tax purposes of approximately $1.9 million, which, if unused, begin to expire in 2035.

7. Segment Reporting

As of June 30, 2017, we operated in three reportable business segments for management and internal financial reporting purposes: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. These operating segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our senior living operations segment primarily consists of investments in senior housing communities located in the United States for which we engage independent third-party managers. Our triple-net leased properties segment consists of investments in senior living, skilled nursing and hospital facilities in the United States. These facilities are leased to healthcare operating companies under long-term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB properties segment primarily consists of investing in medical office buildings and leasing those properties to healthcare providers under long-term leases, which may require tenants to pay property-related expenses.

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

The following tables reconcile the segment activity to consolidated net income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated	Senior living operations	Triple-net leased properties	MOB properties	Consolidated

Rental revenue	$20,791,000	$2,758,000	$208,000	$23,757,000	$20,410,000	$1,673,000	$229,000	$22,312,000
Resident services and fee income	8,164,000	-	-	8,164,000	8,087,000	-	-	8,087,000
Tenant reimbursements and other income	1,221,000	259,000	80,000	1,560,000	687,000	1,614,000	78,000	2,379,000
	30,176,000	3,017,000	288,000	33,481,000	29,184,000	3,287,000	307,000	32,778,000
Property operating and maintenance expenses	21,548,000	271,000	81,000	21,900,000	19,982,000	468,000	112,000	20,562,000
Net operating income	$8,628,000	$2,746,000	$207,000	$11,581,000	$9,202,000	$2,819,000	$195,000	$12,216,000
General and administrative				3,943,000				405,000
Asset management fees				1,679,000				1,696,000
Depreciation and amortization				4,068,000				5,161,000
Interest expense, net				4,439,000				3,791,000
Change in fair value of contingent consideration				(3,699,000)				129,000
Equity in income from unconsolidated entities				(50,000)				68,000
Income tax expense (benefit)				535,000				(298,000)
Net income				666,000				1,264,000
Preferred return to series B preferred OP units and other noncontrolling interests				3,029,000				2,904,000
Net loss attributable to common stockholders				$(2,363,000)				$(1,640,000)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Senior living operations	Triple-net leased properties	MOB properties	Consolidated	Senior living operations	Triple-net leased properties	MOB properties	Consolidated

Rental revenue	$41,229,000	$5,496,000	$415,000	$47,140,000	$40,331,000	$4,003,000	$435,000	$44,769,000
Resident services and fee income	16,397,000	-	-	16,397,000	16,442,000	-	-	16,442,000
Tenant reimbursements and other income	2,226,000	509,000	161,000	2,896,000	1,406,000	1,819,000	156,000	3,381,000
	59,852,000	6,005,000	576,000	66,433,000	58,179,000	5,822,000	591,000	64,592,000
Property operating and maintenance expenses	42,843,000	524,000	159,000	43,526,000	40,177,000	679,000	192,000	41,048,000
Net operating income	$17,009,000	$5,481,000	$417,000	$22,907,000	$18,002,000	$5,143,000	$399,000	$23,544,000
General and administrative				5,542,000				1,096,000
Asset management fees				2,608,000				2,679,000
Depreciation and amortization				8,101,000				8,954,000
Interest expense, net				8,761,000				7,632,000
Change in fair value of contingent consideration				(3,699,000)				306,000
Equity in income from unconsolidated entities				(72,000)				128,000
Gain on disposition of investment in unconsolidated entity				(1,534,000)				-
Income tax expense (benefit)				437,000				(900,000)
Net income				2,763,000				3,649,000
Preferred return to series B preferred OP units and other noncontrolling interests				6,054,000				5,618,000
Net loss attributable to common stockholders				$(3,291,000)				$(1,969,000)

The following table reconciles the segment activity to consolidated financial position as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets
Investment in real estate:
Senior living operations	$410,579,000	$410,007,000
Triple-net leased properties	92,227,000	92,112,000
Medical office building properties	6,899,000	7,066,000
Total reportable segments	$509,705,000	$509,185,000
Reconciliation to consolidated assets:
Cash and cash equivalents	34,958,000	34,921,000
Investment in unconsolidated entities	-	493,000
Tenant and other receivables, net	6,939,000	5,949,000
Deferred costs and other assets	9,145,000	9,973,000
Restricted cash	6,663,000	7,777,000
Goodwill	5,965,000	5,965,000
Total assets	$573,375,000	$574,263,000

As of June 30, 2017 and December 31, 2016, goodwill had a balance of approximately $6.0 million all related to our senior living operations segment.

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

As of June 30, 2017, the estimated fair value of the contingent consideration related to the Armbrook Village and Sumter Grand acquisitions is $1.7 million and $0.0 million, respectively, which represents a total reduction in fair value of contingent consideration in the condensed consolidated statements of operations of $3.7 million for the three and six months ended June 30, 2017. Based on the facts and circumstances that existed as of June 30, 2017, the Company derecognized the liability related to Sumter Grand due to the termination of the management agreement, delivered July 31, 2017, effective August 30, 2017. The termination of the management agreement contractually terminates the earnout agreement. A change in fair value of contingent consideration is recorded when a change in the projected timing to achieve certain specified net operating income thresholds occurs for Armbrook Village. The liability related to Armbrook Village is included in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets.

The fair value of the contingent consideration is based on significant inputs which are not observable to the market and as a result are classified in Level 3 of the fair value hierarchy. The fair value is derived by making assumptions on the timing of the lease up process based on actual performance as compared to internal underwriting models and applying a discount rate of 9.0% to the actual Armbrook Village liability to obtain a present value.

The fair value of the Company’s notes payable is estimated by discounting future cash flows of each instrument at rates that reflect the current market rates available to the Company for debt of the same terms and maturities. The fair value of the notes payable was determined using Level 2 inputs of the fair value hierarchy. Based on the estimates used by the Company, the fair value of notes payable was $374.1 million and $369.2 million, compared to the carrying values of $375.7 million ($372.0 million, net of discount and deferred financing costs) and $370.1 million ($366.1 million, net of discount and deferred financing costs) at June 30, 2017 and December 31, 2016, respectively.

There were no transfers between Level 1 or 2 during the three and six months ended June 30, 2017.

9. Notes Payable

Notes payable were $375.7 million ($372.0 million, net of discount and deferred financing costs) and $370.1 million ($366.1 million, net of discount and deferred financing costs) at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had total secured mortgage loans with effective interest rates ranging from 2.80% to 6.43% per annum and a weighted average effective interest rate of 4.42% per annum. As of June 30, 2017, notes payable consisted of $223.4 million of fixed rate debt, or approximately 59% of notes payable, at a weighted average interest rate of 4.79% per annum and $152.3 million of variable rate debt, or approximately 41% of notes payable, at a weighted average interest rate of 3.86% per annum. As of December 31, 2016, we had $219.6 million of fixed rate debt, or 59% of notes payable, at a weighted average interest rate of 4.78% per annum and $150.5 million of variable rate debt, or 41% of notes payable, at a weighted average interest rate of 3.41% per annum.

On March 31, 2017, in connection with the Note secured by Rome LTACH dated December 18, 2009, the Company entered into a Third Modification Agreement (“Modification”) to extend the maturity date of the Note to March 31, 2020. The remaining terms of the note remain unchanged.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Any violation of financial covenants under the loans would constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, in its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce the Company’s loan guarantees of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan. As of June 30, 2017, we were in compliance with all such covenants and requirements.

Principal payments due on our notes payable for July 1, 2017 to December 31, 2017 and each of the subsequent years is as follows:

Year	Principal Amount
July 1, 2017 - December 31, 2017	$2,011,000
2018	28,978,000
2019	133,529,000
2020	69,632,000
2021	18,525,000
2022 and thereafter	123,067,000
$375,742,000
Less: Deferred financing costs	3,503,000
Less: Discount	166,000
$372,073,000

Interest Expense and Deferred Financing Cost

For the three months ended June 30, 2017 and 2016, the Company incurred interest expense, including amortization of deferred financing costs of $4.4 million and $3.8 million, respectively.

For the six months ended June 30, 2017 and 2016, the Company incurred interest expense, including amortization of deferred financing costs of $8.8 million and $7.6 million, respectively.

As of June 30, 2017 and December 31, 2016, the Company’s net deferred financing costs were approximately $3.5 million and $3.8 million, respectively. All deferred financing costs are capitalized and amortized over the life of the respective loan agreement.

10. Stockholders’ Equity

Common Stock

Our charter authorizes the issuance of 580,000,000 shares of common stock with a par value of $0.01 per share and 20,000,000 shares of preferred stock with a par value of $0.01 per share, of which 1,000 shares are designated as Series C Preferred Stock. As of June 30, 2017 and December 31, 2016, including distributions reinvested, we had issued approximately 13.4 million shares and 13.4 million shares of common stock for a total of approximately $133.8 million and $133.5 million of gross proceeds, respectively, in our public offerings.

Preferred Stock and OP Units

On February 10, 2013, we entered into a series of agreements, which have been amended at various points after February 10, 2013, with Sentinel RE Investment Holdings LP (the “Investor”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) for the purpose of obtaining equity funding to finance investment opportunities (such investment and the related agreements, as amended, are referred to herein collectively as the “KKR Equity Commitment”). Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. At June 30, 2017, no securities remain issuable under the KKR Equity Commitment.

As of June 30, 2017 and December 31, 2016 we had issued 1,000 shares of Series C Preferred Stock and 1,586,260 Series B Preferred Units to the Investor for a total commitment of $158.7 million, respectively. As of June 30, 2017, the Company has received the total commitment of $158.7 million. For the three and six months June 30, 2017, the Company received $0.6 million and $1.7 million of proceeds, respectively, from the Investor related to previously issued Series B Preferred Units. The Series B Preferred Units outstanding are classified within noncontrolling interests and are convertible into approximately 15,830,938 shares of the Company’s common stock, as of June 30, 2017 and December 31, 2016.

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

The Series B Preferred Units rank senior to the Operating Partnership’s common units with respect to distribution rights and rights on liquidation. With the exception of certain Series B Preferred Units issued in connection with the put exercise related to the Georgetown Loan (the “Georgetown Put”), the Series B Preferred Units are entitled to receive cash distributions at an annual rate equal to 7.5% of the Series B liquidation preference in preference to any distributions paid to common units. In December 2014, the parties amended the Second Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) to provide that the Series B Preferred Units issued in connection with the Georgetown Put would receive cash distributions at a reduced annual rate equal to 6.0%. In addition, the preferred return for the Series B Preferred Units issued in connection with the Georgetown Put would be calculated based solely on the exercise put amount that has been funded. Effective August 31, 2016, the parties further amended the Partnership Agreement to provide that, on a go forward basis, distributions paid on the Series B Preferred Units issued in connection with the Georgetown Put would be calculated at an annual rate of 6.0% for 219,120 units and at an annual rate of 7.5% for 200,000 units. If the Operating Partnership is unable to pay cash distributions, distributions will be paid in kind at an annual rate of 10.0% of the Series B liquidation preference.

After payment of the preferred distributions, additional distributions will be paid first to the common units until they have received an aggregate blended return equal to a weighted average interest rate determined taking into account the Series B Preferred Units receiving a 6.0% return and the Series B Preferred Units receiving a 7.5% return per unit in annual distributions commencing from February 10, 2013, and thereafter to the common units and Series B Preferred Units pro rata. For the three and six months ended June 30, 2017, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.9 million and $5.8 million, respectively.  For the three and six months ended June 30, 2016, the Operating Partnership paid distributions on the Series B Preferred Units in the amount of $2.7 million and $5.3 million, respectively.

Distributions Available to Common Stockholders

The following are the distributions declared on our common stock during the six months ended June 30, 2017 and 2016:

	Distributions Declared (1)(2)			Cash Flow from
Period	Cash	Reinvested (3)	Total	Operations
First quarter 2016	$1,342,000	$89,000	$1,431,000	$6,871,000
Second quarter 2016	1,343,000	88,000	1,431,000	4,607,000
	$2,685,000	$177,000	$2,862,000	$11,478,000

First quarter 2017	$1,329,000	$94,000	$1,423,000	$4,541,000
Second quarter 2017	1,439,000	-	1,439,000	3,788,000
	$2,768,000	$94,000	$2,862,000	$8,329,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

(2)	This table represents distributions declared and paid to common stockholders for each respective period. These amounts do not include distribution payments to the Series B Preferred Unit holders for the three and six months ended June 30, 2017 and 2016.
(3)	On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to an amended and restated distribution reinvestment plan (the “DRIP offering”) pursuant to which our stockholders can elect to have their cash distributions reinvested in shares of our common stock. The purchase price for shares offered pursuant to the DRIP Offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP Offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014 , DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016 DRIP offering shares are being offered at $12.45, which is our most recent estimated per-share value. In connection with the Company’s entry into the Merger Agreement, on May 3, 2017, the board of directors approved the suspension of the Company’s distribution reinvestment plan, which suspension became effective May 13, 2017. As a result, distributions paid by the Company following May 13, 2017 will be paid in cash and not reinvested in shares of Company Common Stock. As of June 30, 2017 and December 31, 2016, 656,963 and 642,075 shares, respectively, had been issued under the distribution reinvestment plan.

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

11. Earnings Per Share

We report earnings (loss) per share pursuant to ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. Diluted net earnings (loss) per common share attributable to common stockholders are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. The Series B Preferred Units give rise to potentially dilutive securities of our common stock. As of June 30, 2017 there were 1,586,260 Series B Preferred Units outstanding, but such units were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

The fees payable to the Advisor under the advisory agreement for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset Management Fees	$1,679,000	$1,696,000	$2,608,000	$2,679,000

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

For the four fiscal quarters ended June 30, 2017, our management fees and expenses and operating expenses totaled did not exceed the greater of 2% of our average invested assets and 25% of our net income.

KKR Equity Commitment

Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of three years, up to $158.7 million in aggregate issuance amount of shares of newly issued Series C Preferred Stock and newly issued Series B Preferred Units to fund real estate acquisitions, a self-tender offer and the origination of a development loan. As a result of the transactions contemplated by the KKR Equity Commitment, the Investor beneficially owns an aggregate of 15,830,938 shares of common stock of the Company, which represent, in the aggregate, approximately, 57.8% of the outstanding shares of common stock as of June 30, 2017.

As of June 30, 2017, pursuant to the terms of the KKR Equity Commitment, the Investor had purchased 1,000 newly issued Series C Preferred Stock and 1,586,260 newly issued Series B Preferred Units for an aggregate purchase price of $158.7 million. As of June 30, 2017 no Series B Preferred Units remain issuable under the KKR Equity Commitment.

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

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. This section contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

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

Pending Merger

For information regarding the Merger, the Merger Agreement and the transactions contemplated thereby, see the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017. The Merger is expected to close on September 1, 2017, although closing is subject to various conditions. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of the parties to the Merger Agreement. Therefore, we cannot provide any assurance that the Merger will close in a timely manner or at all.

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

As of June 30, 2017, we had issued and outstanding 11,546,503 shares of common stock and 1,000 shares of Series C Preferred Stock. All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of June 30, 2017 the Operating Partnership had issued and outstanding 11,566,503 Common Units, 1,000 Series A Preferred Units, and 1,586,260 Series B Preferred Units.

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

Results of Operations

As of June 30, 2017, we operated in three reportable business segments: senior living operations, triple-net leased properties, and medical office building (“MOB”) properties. Our senior living operations segment invests in and operates assisted living, memory care and other senior housing communities located in the United States. We engage independent third party managers to operate these properties. Our triple-net leased properties segment invests in healthcare properties in the United States leased under long term “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our MOB segment invests in medical office buildings and leases those properties to healthcare providers under long term “full service” leases which may require tenants to reimburse property related expenses to us.

As of June 30, 2017, we owned or had joint venture interests in 34 properties. These properties included 27 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, five operating healthcare facilities, which comprise our triple-net leased segment, and one facility held as an unconsolidated entity. As of June 30, 2016, we owned or had joint venture interests in 34 properties. These properties included 26 memory care, assisted-and independent-living facilities, which comprise our senior housing segment, one medical office building, which comprises our MOB segment, four operating healthcare facilities, which comprise our triple-net leased segment, one in-development facility, and two facilities held as unconsolidated entities. In the six months ended June 30, 2017 the Company sold its interest in the unconsolidated entity Buffalo Crossing and Accel at Golden completed its development.

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$8,628,000	$9,202,000	$(574,000)	(6)%
Triple-net leased properties	2,746,000	2,819,000	(73,000)	(3)%
Medical office building properties	207,000	195,000	12,000	6%
Total portfolio net operating income	$11,581,000	$12,216,000	$(635,000)	(5)%

Reconciliation to net income:
Net operating income, as defined (1)	$11,581,000	$12,216,000	$(635,000)	(5)%
Other (income) expense:
General and administrative	3,943,000	405,000	3,538,000	874%
Asset management fees	1,679,000	1,696,000	(17,000)	(1)%
Depreciation and amortization	4,068,000	5,161,000	(1,093,000)	(21)%
Interest expense, net	4,439,000	3,791,000	648,000	17%
Change in fair value of contingent consideration	(3,699,000)	129,000	(3,828,000)	(2967)%
Equity in (income) loss from unconsolidated entities	(50,000)	68,000	(118,000)	(174)%
Income tax expense (benefit)	535,000	(298,000)	833,000	(280)%
Net income	$666,000	$1,264,000	(598,000)	(47)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the three months ended June 30, 2017 decreased to $8.6 million from $9.2 million for the three months ended June 30, 2016 due to a decrease in gross margin in our senior living operations segment. This decrease is primarily driven by an increase in operating expenses, mainly attributable to property level payroll. Net operating income for the senior living operations segment also decreased due to the acquisition of Spring Village at Essex in the fourth quarter of 2016. This property is currently in lease-up and had an operating deficit for the three months ended June 30, 2017.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$20,791,000	$20,410,000	$381,000	2%
Resident services and fee income	8,164,000	8,087,000	77,000	1%
Tenant reimbursement and other income	1,221,000	687,000	534,000	78%
Less:
Property operating and maintenance expenses	21,548,000	19,982,000	1,566,000	8%
Total portfolio net operating income	$8,628,000	$9,202,000	$(574,000)	(6)%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Net operating income for the three months ended June 30, 2017 decreased to $2.7 million from $2.8 million for the three months ended June 30, 2016. Rental revenue increased by $1.1 million, primarily as a result of the opening of Accel at Golden in January 2017; however, this was offset by a $1.3 million decrease in lease termination fee revenue earned in the three months ended June 30, 2016 from the prior tenant at the Global Inpatient Rehab facility.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$2,758,000	$1,673,000	$1,085,000	65%
Tenant reimbursement and other income	259,000	1,614,000	(1,355,000)	(84)%
Less:
Property operating and maintenance expenses	271,000	468,000	(197,000)	(42)%
Total portfolio net operating income	$2,746,000	$2,819,000	$(73,000)	(3)%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the three months ended June 30, 2017 of $0.2 million was comparable to net operating income for the three months ended June 30, 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$208,000	$229,000	$(21,000)	(9)%
Tenant reimbursement and other income	80,000	78,000	2,000	3%
Less:
Property operating and maintenance expenses	81,000	112,000	(31,000)	(28)%
Total portfolio net operating income	$207,000	$195,000	$12,000	6%

Unallocated (expenses) income

General and administrative expenses increased to $3.9 million for the three months ended June 30, 2017 from $0.4 million for the three months ended June 30, 2016. The increase was primarily due to $3.5 million in costs incurred during the three months ended June 30, 2017 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value and professional fees incurred in connection with the proposed Merger.

Asset management fees for the three months ended June 30, 2017 of $1.7 million is comparable to the asset management fees for the three months ended June 30, 2016.

Depreciation and amortization for the three months ended June 30, 2017 decreased to $4.1 million from $5.2 million for the three months ended June 30, 2016 primarily due to a $1.4 million write-off of the in-place lease valve as a result of the lease termination of the prior tenant at the Global Inpatient Rehab facility for the three months ended June 30, 2016.

Interest expense, net, for the three months ended June 30, 2017 increased to $4.4 million from $3.8 million for the three months ended June 30, 2016 primarily as a result of the debt incurred related to Georgetown, Spring Village at Essex and Accel at Golden.

The change in fair value of contingent consideration increased to $3.7 million for the three months ended June 30, 2017 from $0.1 million decrease for the three months ended June 30, 2016. Based on the facts and circumstances that existed as of June 30, 2017, the Company derecognized the liability related to Sumter Grand due to the termination of the management agreement, delivered July 31, 2017, effective August 30, 2017. The termination of the management agreement contractually terminates the earnout agreement.

The Company recognized income from unconsolidated entities of $0.1 million for the three months ended June 30, 2017 as compared to a loss of $0.1 million for the three months ended June 30, 2016. The Company’s allocation of income from unconsolidated entities relates to distributions received from the operations of Physicians Center MOB, offset by the Company’s allocation of loss from Buffalo Crossings through the date of sale.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net operating income, as defined (1)
Senior living operations	$17,009,000	$18,002,000	$(993,000)	(6)%
Triple-net leased properties	5,481,000	5,143,000	338,000	7%
Medical office building properties	417,000	399,000	18,000	5%
Total portfolio net operating income	$22,907,000	$23,544,000	(637,000)	(3)%

Reconciliation to net income:
Net operating income, as defined (1)	$22,907,000	$23,544,000	(637,000)	(3)%
Other (income) expense:
General and administrative	5,542,000	1,096,000	4,446,000	406%
Asset management fees	2,608,000	2,679,000	(71,000)	(3)%
Depreciation and amortization	8,101,000	8,954,000	(853,000)	(10)%
Interest expense, net	8,761,000	7,632,000	1,129,000	15%
Change in fair value of contingent consideration	(3,699,000)	306,000	(4,005,000)	(1309)%
Equity in (income) loss from unconsolidated entities	(72,000)	128,000	(200,000)	(156)%
Gain on disposition of investment in unconsolidated entity	(1,534,000)	-	(1,534,000)	100%
Income tax expense (benefit)	437,000	(900,000)	1,337,000	(149)%
Net income	$2,763,000	$3,649,000	(886,000)	(24)%

(1)	Net operating income, a non-GAAP supplemental measure, is defined as total revenue less property operating and maintenance expenses. We use net operating income to evaluate the operating performance of our consolidated real estate investments and to make decisions concerning the operation of the property. We believe that net operating income is useful to investors in understanding the value of our consolidated income-producing real estate. Net income is the GAAP measure that is most directly comparable to net operating income; however, net operating income should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as a gain or loss from investments in unconsolidated entities depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, net operating income as we define it may not be comparable to net operating income as defined by other REITs or companies.

Senior Living Operations

Total revenue for senior living operations includes rental revenue and resident fees and service income. Property operating and maintenance expenses include labor, food, utilities, marketing, management and other property operating costs. Net operating income for the six months ended June 30, 2017 decreased to $17.0 million from $18.0 million for the six months ended June 30, 2016 due to a decrease in gross margin in our senior living operations segment. This decrease is primarily driven by an increase in operating expenses, mainly attributable to property level payroll. Net operating income for the senior living operations segment also decreased due to the acquisition of Spring Village at Essex in the fourth quarter of 2016. This property is currently in lease-up and has an operating deficit for the six months ended June 30, 2017.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Senior Living Operations — Net operating income
Rental revenue	$41,229,000	$40,331,000	$898,000	2%
Resident services and fee income	16,397,000	16,442,000	(45,000)	0%
Tenant reimbursement and other income	2,226,000	1,406,000	820,000	58%
Less:
Property operating and maintenance expenses	42,843,000	40,177,000	2,666,000	7%
Total portfolio net operating income	$17,009,000	$18,002,000	$(993,000)	(6)%

Triple-Net Leased Properties

Total revenue for triple-net leased properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include insurance and property taxes and other operating expenses reimbursed by our tenants. Net operating income for the six months ended June 30, 2017 increased to $5.5 million from $5.1 million for the six months ended June 30, 2016. Rental revenue increased by $1.5 million, primarily as a result of the opening of Accel at Golden in January 2017; however, this was offset by $1.3 million in lease termination fee revenue earned in the three months ended June 30, 2016 from the prior tenant at the Global Inpatient Rehab facility.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Triple-Net Leased Properties — Net operating income
Rental revenue	$5,496,000	$4,003,000	$1,493,000	37%
Tenant reimbursement and other income	509,000	1,819,000	(1,310,000)	(72)%
Less:
Property operating and maintenance expenses	524,000	679,000	(155,000)	(23)%
Total portfolio net operating income	$5,481,000	$5,143,000	$338,000	7%

Medical Office Building Properties

Total revenue for medical office building properties includes rental revenue and expense reimbursements from tenants. Property operating and maintenance expenses include utilities, repairs and maintenance, insurance and property taxes. Net operating income for the six months ended June 30, 2017 of $0.4 million is comparable to net operating income for the six months ended June 30, 2016.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Medical Office Building Properties — Net operating income
Rental revenue	$415,000	$435,000	$(20,000)	(5)%
Tenant reimbursement and other income	161,000	156,000	5,000	3%
Less:
Property operating and maintenance expenses	159,000	192,000	(33,000)	(17)%
Total portfolio net operating income	$417,000	$399,000	$18,000	5%

Unallocated (expenses) income

General and administrative expenses increased to $5.5 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. The increase was primarily due to $4.5 million in costs incurred during the six months ended June 30, 2017 by our board of directors, along with its advisors, to evaluate strategic alternatives in order to maximize shareholder value and professional fees incurred in connection with the proposed Merger.

Asset management fees for the six months ended June 30, 2017 of $2.6 million is comparable to the asset management fees of $2.7 million for the six months ended June 30, 2016.

Depreciation and amortization for the six months ended June 30, 2017 decreased to $8.1 million from $9.0 million for the six months ended June 30, 2016 primarily due to a $1.4 million write-off of the in-place lease valve as a result of the lease termination of the prior tenant at the Global Inpatient Rehab facility for the six months ended June 30, 2016.

Interest expense, net, for the six months ended June 30, 2017 increased to $8.7 million from $7.6 million for the six months ended June 30, 2016, primarily as a result of the debt incurred related to Georgetown, Spring Village at Essex and Accel at Golden.

The change in fair value of contingent consideration increased to $3.7 million for the six months ended June 30, 2017 from $0.3 million decrease for the six months ended June 30, 2016. Based on the facts and circumstances that existed as of June 30, 2017, the Company derecognized the liability related to Sumter Grand due to the termination of the management agreement, delivered July 31, 2017, effective August 30, 2017. The termination of the management agreement contractually terminates the earnout agreement.

The Company recognized income from unconsolidated entities of $0.1 million for the six months ended June 30, 2017 as compared to a loss of $0.1 million for the six months ended June 30, 2016. The Company’s allocation of income from unconsolidated entities relates to distributions received from the operations of Physicians Center MOB, offset by the Company’s allocation of loss from Buffalo Crossings through the date of sale.

The Company recognized a gain on the sale of an unconsolidated entity of $1.5 million for the six months ended June 30, 2017 as a result of the sale of the interest held in Buffalo Crossings on February 2, 2017.

Liquidity and Capital Resources

On June 19, 2013, we filed a registration statement on Form S-3 to register up to $99,000,000 of shares of common stock to be offered to our existing stockholders pursuant to the DRIP offering. The purchase price for shares offered pursuant to the DRIP offering is equal to the most recently announced estimated per-share value, as of the date the shares are purchased under the distribution reinvestment plan. The DRIP offering shares were initially offered at a purchase price of $10.02; effective February 28, 2014, DRIP offering shares were offered at a purchase price of $11.63 per share; and effective March 23, 2016, DRIP offering shares were offered at $12.45, which is our most recent estimated per-share value. On May 3, 2017, in connection with the Company’s entry into the Merger Agreement, our board of directors approved the suspension of the DRIP offering, which was effective May 13, 2017.

On February 10, 2013, we entered into the KKR Equity Commitment for the purpose of obtaining equity funding to finance investment opportunities. Pursuant to the KKR Equity Commitment, we could issue and sell to the Investor and its affiliates on a private placement basis from time to time over a period of up to three years, up to $158.7 million in aggregate issuance amount of preferred securities in the Company and the Operating Partnership. As of June 30, 2017, the Company has received the total commitment of $158.7 million.

As of June 30, 2017, we had issued and outstanding 11,546,503 shares of common stock, and 1,000 shares of 3% Senior Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”). All 1,000 shares of the Series C Preferred Stock were issued to the Investor pursuant to the KKR Equity Commitment. In addition, as of June 30, 2017 the Operating Partnership had issued and outstanding 11,566,503 Common Units, 1,000 Series A Preferred Units (the “Series A Preferred Units”), and 1,586,260 Series B Convertible Preferred Units (the “Series B Preferred Units”). As of June 30, 2017, we held all of the issued and outstanding Common Units and all of the issued and outstanding Series A Preferred Units. All of the issued Series B Preferred Units were issued to the Investor in connection with the KKR Equity Commitment.

As outlined in the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2017, the Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants to conduct our business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the merger. Until the pending merger closes, or the Merger Agreement is terminated, we will be subject to various restrictions under the Merger Agreement on raising additional capital, funding capital expenditures, issuing additional equity or debt, repurchasing equity, and entering into certain acquisitions and dispositions, among other restrictions.

We expect that primary sources of capital will include net cash flows from operations, and, subject to restrictions under the Merger Agreement, debt financing. We expect that, subject to restrictions under the Merger Agreement, our primary uses of capital will be for real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements, operating expenses, including interest expense on any outstanding indebtedness, reducing outstanding indebtedness and for the payment of distributions.

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

One of our principal liquidity requirements includes debt service payments and the repayment of maturing debt. As of June 30, 2017, our notes payable were $375.7 million ($372.1 million, net of discount and deferred financing costs).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as debt service coverage ratios, rent coverage ratios and reporting requirements. Any violation of financial covenants under our loans could constitute an event of default. If we were not able to secure a waiver of such covenant violations, the lender could, at its discretion, declare the loan to be immediately due and payable, take possession of the properties securing the loan, enforce any loan guarantees by the Company of the loan balance, or exercise other remedies available to it under law. If the lender were to declare the loan to be immediately due and payable, we expect to refinance the loan in satisfaction of the debt. Any such refinancing may be on terms and conditions less favorable than the terms currently available under the loan. As of June 30, 2017, we were in compliance with all such covenants and requirements.

As of June 30, 2017, we had approximately $35.0 million in cash and cash equivalents on hand. Our liquidity will increase, by reducing the amount of distributions to be paid in cash, if we receive excess loan proceeds in connection with refinancing, and increased cash flows from operations. Our liquidity will decrease as funds are expended in connection with real estate investments, including earnouts and promote monetization payments for the payment of tenant improvements and capital improvements and operating expenses, including interest expense on any outstanding indebtedness, and if distributions are made in excess of cash available from operating cash flows.

Cash flows provided by operating activities for the six months ended June 30, 2017 and 2016 were $8.3 million and $11.5 million, respectively. The decrease in cash flows from operations was primarily due to a decrease in net operating income and the timing of cash receipts and payments.

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were $6.6 million and $16.0 million, respectively. The 2017 cash flows used in investing activities relates to the continued funding of the Accel at Golden development and the Georgetown Loan, offset by the proceeds from the disposition of our investment in Buffalo Crossings. The 2016 cash flows used in investing activities also relates to the funding of the Accel at Golden development and the Georgetown Loan.

Cash flows (used in) and provided by financing activities for the six months ended June 30, 2017 and 2016 were $(1.7) million and $9.4 million, respectively. The change was due primarily to activity related to the KKR Equity Commitment and proceeds of notes payable for the six months ended June 30, 2017 and 2016. During the six months ended June 30, 2017, the Company received $1.7 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and received proceeds from notes payable of $7.1 million related to the Georgetown Loan and Accel at Golden. These proceeds were offset by the distributions paid to stockholders of $2.7 million and distributions paid to noncontrolling interests of $6.2 million. During the six months ended June 30, 2016, the Company received $14.4 million of net proceeds from the issuance of Series B Preferred Units related to the KKR Equity Commitment and proceeds from notes payable of $7.0 million related to the Accel at Golden development. These proceeds were offset by the distributions paid to stockholders of $2.7 million, distributions paid to noncontrolling interests of $5.6 million and payment of contingent consideration of $1.8 million.

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

Our calculations of FFO and MFFO for the three and six months ended June 30, 2017 and 2016 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(2,363,000)	$(1,640,000)	$(3,291,000)	$(1,969,000)
Adjustments:
Real estate depreciation and amortization	4,068,000	5,161,000	8,101,000	8,954,000
Joint venture depreciation and amortization	60,000	138,000	145,000	275,000
Gain on sale of investment in unconsolidated entity	-	-	(1,534,000)	-
Funds from operations (FFO)	1,765,000	3,659,000	3,421,000	7,260,000
Adjustments:
Straight-line rent and above/below market lease amortization	(199,000)	354,000	(407,000)	184,000
Change in fair value of contingent consideration	(3,699,000)	129,000	(3,699,000)	306,000
Modified funds from operations (MFFO)	(2,133,000)	4,142,000	(685,000)	7,750,000

Weighted average shares	11,544,678	11,515,846	11,539,600	11,510,737

FFO per weighted average shares	$0.15	$0.32	$0.30	$0.63
MFFO per weighted average shares	$(0.18)	$0.36	$(0.06)	$0.67

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

	Distributions Declared (1)
Period	Cash	Reinvested	Total	Distributions Paid	Cash Flow from Operations	Net Income
First quarter 2016	$1,342,000	$89,000	$1,431,000	$1,362,000	$6,871,000	$2,385,000
Second quarter 2016	1,343,000	88,000	1,431,000	1,342,000	4,607,000	1,264,000
	$2,685,000	$177,000	$2,862,000	$2,704,000	$11,478,000	$3,649,000

First quarter 2017	$1,329,000	$94,000	$1,423,000	$1,357,000	$4,541,000	$2,097,000
Second quarter 2017	1,439,000	-	1,439,000	1,329,000	3,788,000	666,000
	$2,768,000	$94,000	$2,862,000	$2,686,000	$8,329,000	$2,763,000

(1)	In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year equal to at least 90% of our net ordinary taxable income.

For the six months ended June 30, 2017, we declared distributions, including distributions reinvested, aggregating approximately $2.9 million to our stockholders. FFO for the six months ended June 30, 2017 was approximately $3.4 million and cash flow from operations was approximately $8.3 million. We funded our total distributions paid with cash flows from operations. See the reconciliation of FFO to net income above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We invest our cash and cash equivalents in government-backed securities and FDIC-insured savings accounts which, by their nature, are subject to interest rate fluctuations. However, we believe that the primary market risk to which we will be exposed is interest rate risk relating the variable portion of our debt financing. As of June 30, 2017, we had approximately $152.3 million of variable rate debt, the majority of which is at a rate tied to short-term LIBOR. A 1.0% change in one-Month LIBOR would result in a change in annual interest expense of approximately $1.5 million per year. Our interest rate risk management objectives are to monitor and manage the impact of interest rate changes on earnings and cash flows. We may use certain derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on variable rate debt. We will not enter into derivative or interest rate transactions for speculative purposes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August 2017.

SENTIO HEALTHCARE PROPERTIES, INC.

By:	/s/ JOHN MARK RAMSEY
John Mark Ramsey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ SPENCER A. SMITH
Spencer A. Smith
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Principal Accounting Officer)

